Form 10KSB
period 1990-04-30
THEME FACTORY INC
filed 1999-10-27
CIK 853833

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended April 30, 1999
                               --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  33-30158-A
                                      ----------

                     The Theme Factory, Inc.
                     ----------------------
          (Name of Small Business Issuer in its Charter)

        NEVADA                                               62-1386351
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     9005 Cobble Canyon Lane
                        Sandy, Utah 84093
                     -----------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 942-0555

                     4700 Wissahickon Avenue
                      Philadelphia, PA 19111
                      ----------------------
  (Former name and former address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:  None.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes      No  X          (2)   Yes       No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: April 30, 1999 - $0

For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     October 14, 1999 - $59. There are approximately 58,831 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         October 14, 1999

                            1,418,831

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

                         See Part III, Item 13

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         -----------------------

Business Development.
--------------------

     Corporate Developments.
     ----------------------

          The Theme Factory, Inc. (the "Company") was organized under the laws of the State of Nevada on February 1, 1989, under the name "East End Investment, Inc." The Company was formed for the purpose of engaging in the
business of investing and all other lawful businesses.   The Company's initial
authorized capital consisted of 25,000,000 shares of $0.001 par value common voting stock.

          On November 13, 1989, the Company's name was changed to "The Theme Factory, Inc."

          In April, 1991, the Company approved a reverse spilt whereby the outstanding common stock was reverse split on a basis of one share for 2.5 shares. Effective June 16, 1997, and in accordance with the Nevada Revised Statutes, the Board of Directors of the Company, with the written consent of persons owning a majority of its outstanding voting securities, unanimously resolved to reverse split its outstanding shares of common stock on a basis of one for 100, while retaining its authorized capital at 25,000,000 shares of common stock, $0.001 par value per share, with appropriate adjustments to the capital accounts of the Company. On October 8, 1999, this reverse split was adjusted by an amendment to the Articles of Incorporation of the Company to provide that no stockholder currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder, on a per stock certificate of record basis, currently owning less than 100 shares, shall be affected by the reverse split. The purpose of the revised reverse split was to increase the "round lot" holders of post-reverse split shares of the Company's common stock; shares issued subsequent to the initial one for 100 reverse split effected on June 16, 1997, were not affected by the revised reverse split because initial reverse split was taken into consideration on the issuance of these shares. All computations hereinafter take into account this reverse split.

          Copies of the initial Articles of Incorporation, as amended are attached hereto and incorporated herein by reference. See Part III, Item 13.

     Public Offering.
     ---------------

          The Company effected a public offering of units consisting of common stock and warrants in early 1990. By this reference, the Company's Registration Statement on Form S-18 of the Securities and Exchange Commission and its related Prospectus are incorporated herein by reference. See Part III, Item 13.

     Sales of Unregistered Securities During the Past Five Years.
     -----------------------------------------------------------

                         Date             Number of           Aggregate
      Name             Acquired            Shares           Consideration(1)
      ----             --------           ---------         -------------
Leonard W. Burningham, 10/17/97             30,000           Services
Esq.

Chiricahua Company, LLC(2)
                       10/17/97          1,300,000           Services

Corrie Merrell         10/17/97             30,000           Services

Todd D. Ross           10/17/97             30,000           Services

          (1) See the Statements of Stockholders Equity contained in the accompanying financial statements,
          Part II, Item 7.

          (2)  David C. Merrell is the sole owner of Chiricahua
          Company, LLC ("Chiricahua Company").

Business.
--------

          The Company has not engaged in any material business operations since 1989. Its only activities since that time have consisted of restoring and maintaining its good standing in the State of Nevada. The Company has no material tangible property or assets.

          The Company intends to seek out the acquisition of assets, property or business that may be beneficial to it and its stockholders. In considering whether to complete any such acquisition, the Board of Directors shall make the final determination, and the approval of stockholders will not be sought unless required by applicable law, the Company's Articles of Incorporation or Bylaws or contract. The Company can give no assurance that any such endeavor will be successful or profitable.

          The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a "shell" and will be a vehicle to acquire or merge with an operating business or company.

          The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others.

          The Company recognizes that because of its lack of resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations.

          Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80% and 95% of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

          Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly analyze without referring to any objective criteria.

          Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

          Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, since the Company has extremely limited current assets and cash reserves, these activities may be limited, and if undertaken, the cost and expense thereof will be advanced by management, and may further dilute the interest of the stockholders of the Company.

          The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

          Because the Company has extremely limited assets, management anticipates that any finder's fees would be paid in the form of common stock of the Company, rather than cash. This would have the effect of further diluting the shares of current stockholders. In the event that funds become available from a company that is a candidate for a merger or acquisition transaction, such fees may be paid in cash. Whether paid in the form of common stock or cash, and whether paid to members of management, beneficial owners or their affiliates, or unaffiliated third parties, the amount of such finder's fees will not exceed the amount that the Company would pay to an unaffiliated third party in an arm's length transaction.

          Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Such fees may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

          None of the Company's directors, executive officers or promoters, or their affiliates or associates, has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction with the Company. Nor are there any present plans, proposals, arrangements or understandings with any such persons regarding the possibility of any acquisition or merger involving the Company.

     Risk Factors.
     ------------

          In any business venture, there are substantial risks specific to the particular enterprise and which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

          Limited Assets; No Source of Revenue. The Company has no assets and has had no revenues since 1989. Nor, will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

          Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may potentially acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether or not to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

          Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

          Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has virtually no resources as of the date of this Report, management expects that any such acquisition would take the form of an exchange of capital stock.

          State Restrictions on "Blank Check" Companies. A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See Paragraph 8221, NASA Reports, CCH Topical Law Reports, 1990. The Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of its securities is limited to those states in which such offerings are allowed. However, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of the Company's common stock within the borders of regulating states.

          By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington) place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

          Further, all states (with the exception of Alabama, Delaware, Hawaii, Minnesota, Nebraska and New York) have adopted some form of the Small Corporate Offering Registration Exemption ("SCORE") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. States participating in the SCORE program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions. In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the SCORE program.

          Management to Devote Insignificant Time to Activities of the Company. Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business operations the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

          Voting Control. Due to the ownership of a majority of the Company's outstanding voting securities, Chiricahua Company, which is wholly owned by David C. Merrell, and Corie Merrell, have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders. Accordingly, these persons may be deemed to have absolute control of the Company. See the caption "Security Ownership of Certain Beneficial Owners and Management," Part III, Item 11.

          No Market for Common Stock; No Market for Shares. Although the Company intends to submit for listing of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See Part II, Item 5.

          Conflicts of Interest; Related Party Transactions. Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's directors, executive officers, principal stockholders or their affiliates may have an ownership interest. Such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of the above referenced factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. If management's fiduciary duties become compromised, any remedy available under state corporate law will most likely be prohibitively expensive and time consuming.

          An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions.

          Chiricahua Company, David C. Merrell and Corie Merrell may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to or in connection with any proposed merger or acquisition transaction, which may present a further conflict of interest. The Company's other stockholders may not be afforded an opportunity to approve or consent to any particular stock buyout transaction.

          Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) is an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

          There has never been any "established public market" for the Company's common stock. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD").

          There are presently no market makers for the Company's common stock. In the event that it is unsuccessful, after completing a merger or acquisition transaction, in obtaining a listing on NASDAQ or a national securities exchange, it will seek a securities firm to make a market in its securities. If there is only one market maker in the Company's securities, there is a risk that the market maker will dominate the market and set prices that are not based on competitive forces.

          Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

          Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Item 2.  Description of Property.
--------------------------------

          The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of David C. Merrell, which are provided at no cost. See Part I, Item 1.

Item 3.  Legal Proceedings.
--------------------------

          The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

          Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this Report or during the previous two fiscal years.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information.
-------------------

          There has never been any established "public market" for shares of common stock of the Company. Their have been no quotations for common stock of the Company according to The National Quotations Bureau, LLC ("NQB") for at least five years. have been no quotations for common stock of the Company according to The National Quotations Bureau, LLC ("NQB"). Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"); however, management does not expect any public market to develop unless and until its operations are successful or the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market; and all of these persons have satisfied the "holding period" under Rule 144. See the heading "Sales of Unregistered Securities During the Past Five Years," of Part I, Item 1, and the caption "Security Ownership of Certain Beneficial Owners and Management, " Part III, Item 11.

Holders.
--------

          The number of record holders of the Company's common stock as of the fiscal year ended April 30, 1998, was approximately 68; and as of the fiscal year ended April 30, 1999, was 73; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of October 14, 1999, there were also approximately 73 stockholders.

Dividends.
----------

          There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation.
------------------

          The Company has not engaged in any material operations during the years end April 30, 1999 and 1998, or since 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

          The Company's only foreseeable cash requirements during the next
12 months will relate to maintaining the Company in good standing in the State of Nevada. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.
----------------------

          There were no revenues during the years ended April 30, 1999 or 1998, and expenses were 45,678 and $14,124 respectively; and losses were ($14,359) and ($28,160), respectively. These losses were primarily the result of general and administrative expenses in reviving the Company and the issuance of common stock for services.

Liquidity.
----------

          The Company had no cash at April 30, 1999 or 1998. Expenses totaling $7,219 were paid by Chiricahua Company during these years and are carried as accounts payable on the Company's financial statements.

Year 2000.
----------

          The Company presently has no material operations, and is seeking a suitable candidate for a merger or acquisition transaction. Due to its very limited activities and assets, management does not believe that the change of year to the year 2000 will have any material effect on its business, results of operations or financial condition.

          In seeking out a merger or acquisition target, the Company will take into account the ways in which the Year 2000 may materially affect the operations of any such target. However, until such an entity has been identified, management can not accurately predict how (if at all) the Year 2000 issues may affect the operations of the reorganized Company. At such time as the Company completes such a reorganization, it will timely disclose all material Year 2000 issues in the appropriate filing with the Securities and Exchange Commission.

          For the foregoing reasons, the Company has determined that the potential consequences of the Year 2000 would not have a present material effect on its business, results of operations or financial condition.

Item 7.  Financial Statements.
-----------------------------

For the periods ended April 30, 1999 and 1998.

     Independent Auditors' Report

     Balance Sheets

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

                    THE THEME FACTORY, INC.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

                         April 30, 1999

                         INDEPENDENT AUDITORS' REPORT


            The Board of Directors
            The Theme Factory, Inc.
            (A Development Stage Company)
            Salt Lake City, Utah


We have audited the accompanying balance sheets of The Theme
Factory, Inc. (a development stage company), as of April 30, 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended April 30, 1999 and 1998 and for the period from inception on November 13, 1989 through April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Theme Factory, Inc. (a development stage company) as of April 30, 1999 and 1998 and the results of its operations and its cash flows for the years ended April 30, 1999 and 1998 and for the period from inception on November 13, 1989 through April 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
September 15, 1999

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                          Balance Sheet
                              ASSETS

                                                            April 30,
                                                              1999
CURRENT ASSETS

 Cash                                                $             -

  Total current Assets                                             -

  TOTAL ASSETS                                       $             -


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable (See Note 2)                       $              8,969

 Taxes payable                                                     86,810
 Accrued interest payable                                          72,567

  Total Liabilities                                               168,346

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; authorized 25,000,000 common
  shares at $0.001 par value; 1,417,493 shares
  issued and outstanding                                            1,417

 Additional paid-in capital                                        99,871
 Deficit accumulated during the development stage                (269,634)

  Total Stockholders' Equity (Deficit)                           (168,346)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                  $             -

                    THE THEME FACTORY, INC.
                 (A Development Stage Company)
                    Statements of Operations
                                                                  From
                                                               Inception on
                                                               November 13,
                                         For the Years Ended   1989 Through
                                              April 30,          April 30,
                                      1999           1998          1999
REVENUES                              $      -      $     -     $    -

EXPENSES

 General and administrative                5,678       14,125     19,803

  Total Expenses                           5,678       14,125     19,803

LOSS FROM OPERATIONS                      (5,678)     (14,125)   (19,803)

OTHER EXPENSES

 Interest expense                          8,681       14,035    103,301

  Total Other Expenses                    (8,681)     (14,035)  (103,301)

LOSS FROM DISCONTINUED
 OPERATIONS                                  -            -     (146,530)

NET LOSS                               $ (14,359)   $ (28,160)$ (269,634)

BASIC LOSS PER SHARE                   $   (0.01)   $   (0.02)

                    THE THEME FACTORY, INC.
                 (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)

                                                              Deficit
                                                            Accumulated
                                                 Additional  During the
                                   Common Stock   Paid-in   Development
                                Shares    Amount  Capital      Stage
Balance on inception                -     $     -  $     -  $      -

Issuance of common stock from
 inception on November 13, 1989
 to April 30, 1994               22,155        22     90,432       -

Net loss from inception on
 November 13, 1989 through
 April 30, 1994                     -           -        -    (191,656)

Balance, April 30, 1994          22,155        22     90,432  (191,656)

Net loss for the year ended
 April 30, 1995                     -           -        -     (11,713)

Balance, April 30, 1995          22,155        22     90,432  (203,369)

Net loss for the year ended
 April 30, 1996                     -           -        -     (11,322)

Balance, April 30, 1996          22,155        22     90,432  (214,691)

Net loss for the year ended
 April 30, 1997                     -           -        -     (12,424)

Balance, April 30, 1997          22,155        22     90,432  (227,115)

Issuance of common stock
 at $0.10 per share              20,338        20      2,014       -

Issuance of common stock for
 services at $0.10 per share     75,000        75      7,425       -

Issuance of common stock for
 services at $0.001 per share 1,300,000     1,300        -         -

Net loss for the year ended
 April 30, 1998                     -           -        -     (28,160)

Balance, April 30, 1998       1,417,493     1,417     99,871  (255,275)

Net loss for the year ended
 April 30, 1999                     -           -        -     (14,359)

Balance, April 30, 1999       1,417,493   $ 1,417   $ 99,871 $(269,634)

                    THE THEME FACTORY, INC.
                 (A Development Stage Company)
                    Statements of Cash Flows
                                                                  From
                                                               Inception on
                                                               November 13,
                                         For the Years Ended   1989 Through
                                              April 30,          April 30,
                                      1999           1998          1999
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                            $ (14,359)     $ (28,160)  $ (269,634)
 Adjustments to reconcile net loss
 in operating activities:
  Common stock issued for services         -           10,834       10,834
 Changes in assets and  liabilities:
  Increase (decrease) in accrued
  expenses                               8,681         15,385      160,727
  Increase (decrease) in accounts
  payable                                5,678          1,941        8,784

   Net Cash Used by Operating Activities   -              -        (89,289)

CASH FLOWS FROM INVESTING ACTIVITIES       -              -            -

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock                  -              -         89,289

   Net Cash Provided by Financing
   Activities                              -              -         89,289

NET INCREASE (DECREASE) IN CASH            -              -            -

CASH AT BEGINNING OF PERIOD                -              -            -

CASH AT END OF PERIOD                 $    -          $   -       $    -

CASH PAID DURING THE YEAR FOR:

 Interest                             $    -          $   -       $    -
 Income taxes                         $    -          $   -       $    -

                    THE THEME FACTORY, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                    April 30, 1999 and 1998


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       The financial statements presented are those of The Theme Factory, Inc., (a development stage company). The Company was incorporated in the State of Nevada on November 13, 1989. The Company was incorporated for the purpose of specializing in theme parties and special events.

       In April 1991, the Company's shareholders approved a reverse split agreement, whereby the outstanding common shares were exchanged at a rate of 1 share for every 2.5 shares outstanding. In June 1997, the Company's shareholders approved a reverse split agreement, whereby the outstanding shares were exchanged at a rate of 1 share for every 100 shares outstanding. All references to shares outstanding and loss per share have been retroactively restated to restate the reverse stock splits.

       b.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year end.

       c.  Basic Loss Per Share

       The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

       d.  Provision for Taxes

       At April 30, 1999, the Company had net operating loss carryforwards of approximately $270,000 that may be offset against future taxable income from the year 1998 through 2014. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carryforwards will expire unused, therefore the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

       e.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       f.  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 2 - ACCOUNTS PAYABLE

       $7,269 of accounts payable is due to a related party for expenses paid on behalf of the Company.

NOTE 3 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders have committed to covering the operating costs of the Company.

NOTE 4 - SUBSEQUENT EVENTS

      On October 8, 1999, the Company effected a reverse split on a basis of 1 for 100 of the Company's outstanding common shares. According to the provisions of the reverse stock split, no shareholder owning greater than 100 shares of common stock at the time of the split shall be reduced to less than 100 shares as a result of the reverse split. Further, all shareholders owning less than 100 shares of common stock at the time of the split shall receive additional shares to meet the 100 share minimum adopted by the Company in conjunction with the split. All adjustments for the reverse stock split are on a per stock certificate basis and all fractional shares shall be rounded up to the nearest whole share. The provisions of this reverse stock split retain the authorized shares at 25,000,000 and the par value of $0.001 per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------

          No independent accountant of the Company has resigned, declined to stand for re-election or was dismissed during the Company's two most recent fiscal years or any interim period. Due to the Company's lack of significant business operations since approximately 1989, present management deemed it to be in the best interests of the Company to appoint a new independent accountant to audit its financial statements. Accordingly, the Board of Directors unanimously resolved to retain the services of Jones, Jensen & Company, Certified Public Accountants in 1998.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

          The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the fiscal years ending April 30, 1999 and 1998, and to the date hereof, and the period or periods during which each such director or executive officer served in his respective positions.

                                           Date of           Date of
                     Positions            Election or       Termination
   Name                 Held              Designation        or Resignation
   ----              -----------          -----------       --------------

David C. Merrell     President               1/97             *
                     Director


Todd D. Ross         Director                1/97             *
                     Secretary/              1/97             *
                     Treasurer

          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office.
---------------

          The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in September of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience.
--------------------

          David C. Merrell is 41 years of age and since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

               Todd D. Ross is 37 years of age, and since 1995, he has been a partner in DCM Finance, a Salt Lake City Based finance company. Mr. Ross developed and manages DCM's Internet site. He also reviews and submits venture capital proposals for funding. Since 1991, Mr. Ross has also been the Lighting Director for the Utah Shakespearean Festival.

Family Relationships.
---------------------

          David C. Merrell and Corie Merrell are husband and wife.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

                  (ii)   Engaging in any type of business practice; or

                 (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          No securities of the Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and the Company files reports under Section 15(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10% stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.
-------------------------------

Cash Compensation.
------------------

          The following table sets forth the aggregate executive compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
David C.      04/30/99   0     0     0         0           0      0       0
Merrell       04/30/98   0     0     0      1,300,000      0      0       0
President
Director

Todd D. Ross  04/30/99   0     0     0         0           0      0       0
Secretary     04/30/98   0     0     0         30,000      0      0       0
Treasurer and
Director

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended April 30, 1999, or 1998, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors.
--------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

          There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

          There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than 5% of the Company's common stock as of April 30, 1999 and 1998, and to the date hereof:

                                            Number and Percentage
                                         of Shares Beneficially Owned
                                         ----------------------------

Name and Address                          04/30/98      04/30/99 and Currently
----------------                          --------      ----------------------

Chiricahua Company*                      1,300,000 91.7%   1,300,000 91.7%
9005 Cobble Lane
Sandy, Utah 84093

TOTALS                                   1,300,000 91.7%   1,300,000 91.7%

          * David C. Merrell is the sole owner of Chiricahua
          Company, and is deemed to be the beneficial owner of these shares.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of April 30, 1999 and 1998, and to the date hereof:

                                             Number and Percentage
                                          of Shares Beneficially Owned
                                          ----------------------------

Name and Address                          04/30/98      04/30/99 and currently
----------------                          --------      ----------------------

David C. Merrell*                         1,330,000 93.7%   1,330,000 93.7%
9005 Canyon Road
Sandy, Utah 84093

Todd D. Ross                              30,000     2.1%      30,000  2.1%
38 South 1650 West
Cedar City, Utah 84702
Sandy, Utah 84093

TOTALS                                    1,360,000 95.8%   1,360,000 95.8%

          * David C. Merrell is the sole owner of Chiricahua Company, and is deemed to be the beneficial owner of these shares; Corie Merrell, his wife, owns 30,000 shares of the Company's common stock, which are included in Mr. Merrell's ownership computations.

Changes in Control.
-------------------

          To the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated below, or under the heading "Sales of Unregistered Securities During the Past Five Years," of Part I, Item 1, there were no material transactions, or series of similar transactions, during the Company's last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
-------------------------------

          Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

          Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

          Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Reports on Form 8-K.
--------------------

None.
                                                   Exhibit
Exhibits*                                          Number
Number                                             -------
------
          (i)

Articles of Incorporation of East End Investment, Inc.
dated February 1, 1989                                 3.1

Certificate of Amendment to Articles of Incorporation
of East End Investment, Inc. dated November 13, 1989   3.2

Certificate of Amendment reflecting a one for 100      3.3
reverse split.

Bylaws.                                                3.4

Financial Data Schedule.                                27

          (ii)                                 Where Incorporated
                                                 In This Report
                                               ------------------

Registration Statement on Form S-18.              Part I, Item 1
          * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

          ** These documents and related exhibits have previously been filed with the Securities and Exchange
          Commission and are incorporated herein by this reference.


                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              THE THEME FACTORY, INC.


Date: 10/25/99                By/s/David C. Merrell
                                David C. Merrell, President and Director


Date: 10/25/99                By/s/Todd D. Ross
                                Todd D. Ross, Secretary/Treasurer and
                                Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              THE THEME FACTORY, INC.


Date: 10/25/99                By/s/David C. Merrell
                                David C. Merrell, President and Director


Date: 10/25/99                By/s/Todd D. Ross
                                Todd D. Ross, Secretary/Treasurer and
                                Director