Form 10QSB
period 1998-10-31
THEME FACTORY INC
filed 1999-11-22
CIK 853833

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended October 31, 1998
                           ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 000-24459
                                            ---------

                           THE THEME FACTORY, INC.
                      -----------------------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                              62-1386351
         ------                                              ----------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                            9005 Cobble Canyon Lane
                              Sandy, Utah 84093
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 942-0555

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)   Yes       No X
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             November 5, 1999

                          Common - 1,417,493 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                         THE THEME FACTORY, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                   October 31, 1998 and April 30, 1998

                           THE THEME FACTORY, INC.
                       (A Development Stage Company)
                              Balance Sheets

                                  ASSETS

                                          October 31,   April 30,
                                          1998            1998
                                          (Unaudited)
CURRENT ASSETS

 Cash                                     $   -      $   -

  Total current Assets                        -          -

  TOTAL ASSETS                            $   -      $   -


             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $    6,789 $    3,291

 Taxes payable                                86,810     86,810
 Accrued interest payable                     68,226     63,886

  Total Liabilities                          161,825    153,987

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock; authorized 25,000,000 common
  shares at $0.001 par value; 1,417,493 shares
  issued and outstanding                       1,417      1,417

 Additional paid-in capital                   99,871     99,871
 Deficit accumulated during the development
 stage                                      (263,113)  (255,275)

  Total Stockholders  Equity (Deficit)      (161,825)  (153,987)

  TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY (DEFICIT)                       $   -      $   -

                         THE THEME FACTORY, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                                    From
                                                                 Inception on
                                                                 November 13,
                                 For the Three    For the Six    1989 Through
                            Months Ended     Months Ended
                                 October 31,      October 31,     October 31,
                              1998        1997  1998      1997       1998
REVENUES                   $     -     $    -    $    -    $    -   $    -

EXPENSES
  General and administrative   2,382      1,023     3,498    12,079   17,623

    Total Expenses             2,382      1,023     3,498    12,079   17,623

LOSS FROM OPERATIONS          (2,382)    (1,023)   (3,498)  (12,079) (17,623)

OTHER EXPENSES

  Interest expense             2,170      3,509     4,340     7,018   98,960

    Total Other Expenses       2,170      3,509     4,340     7,018   98,960

LOSS FROM DISCONTINUED
 OPERATIONS                      -          -         -         -   (146,530)

NET LOSS                   $  (4,552)  $ (4,532) $ (7,838) $(19,097)$(263,113)

BASIC LOSS PER SHARE       $   (0.00)  $  (0.00) $  (0.01) $  (0.01)

                         THE THEME FACTORY, INC.
                      (A Development Stage Company)
              Statements of Stockholders  Equity (Deficit)
                                                              Deficit
                                                            Accumulated
                                                 Additional  During the
                                   Common Stock   Paid-in   Development
                                Shares    Amount  Capital      Stage
Balance on inception                -     $     -  $     -  $      -

Issuance of common stock from
 inception on November 13, 1989
 to April 30, 1994               22,155        22     90,432       -

Net loss from inception on
 November 13, 1989 through
 April 30, 1994                     -           -        -    (191,656)

Balance, April 30, 1994          22,155        22     90,432  (191,656)

Net loss for the year ended
 April 30, 1995                     -           -        -     (11,713)

Balance, April 30, 1995          22,155        22     90,432  (203,369)

Net loss for the year ended
 April 30, 1996                     -           -        -     (11,322)

Balance, April 30, 1996          22,155        22     90,432  (214,691)

Net loss for the year ended
 April 30, 1997                     -           -        -     (12,424)

Balance, April 30, 1997          22,155        22     90,432  (227,115)

Issuance of common stock
 at $0.10 per share              20,338        20      2,014       -

Issuance of common stock for
 services at $0.10 per share     75,000        75      7,425       -

Issuance of common stock for
 services at $0.001 per share 1,300,000     1,300        -         -

Net loss for the year ended
 April 30, 1998                     -           -        -     (28,160)

Balance, April 30, 1998       1,417,493     1,417     99,871  (255,275)

Net loss for six months ended
 October 31, 1999                   -           -        -     ( 7,838)

Balance, October 31, 1998
(unaudited)                   1,417,493   $ 1,417   $ 99,871 $(263,113)

                            THE THEME FACTORY, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)
                                                                    From
                                                                 Inception on
                                                                 November 13,
                                 For the Three    For the Six    1989 Through
                            Months Ended     Months Ended
                                 October 31,      October 31,     October 31,
                              1998        1997  1998      1997       1998
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                   $ (4,552)  $ (4,532) $ (7,838) $(19,097)$(263,113)

 Adjustments to reconcile
 net loss in operating
 activities:
  Common stock issued for
  services                       -          -         -      10,834    10,834
 Changes in assets and
 liabilities:
  Increase (decrease) in
  accrued expenses             2,170      3,509     4,340     7,018   156,386
  Increase (decrease) in
  accounts payable             2,382      1,023     3,498     1,245     6,604

   Net Cash Used by Operating
   Activities                    -          -         -         -     (89,289)

CASH FLOWS FROM INVESTING
ACTIVITIES                       -          -         -         -         -

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock        -          -         -         -      89,289

   Net Cash Provided by Financing
   Activities                    -          -         -         -      89,289

NET INCREASE (DECREASE) IN CASH  -          -         -         -         -

CASH AT BEGINNING OF PERIOD      -          -         -         -         -

CASH AT END OF PERIOD         $  -       $  -      $  -      $  -      $  -

CASH PAID DURING THE YEAR FOR:

 Interest                     $  -       $  -      $  -      $  -      $  -
 Income taxes                 $  -       $  -      $  -      $  -      $  -

                          THE THEME FACTORY, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                    October 31, 1998 and April 30, 1998

NOTE 1 - FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company s April 30, 1998 audited financial statements. The results of operations for the periods ended October 31, 1998 are not necessarily indicative of the operating results for the full year.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

      The Company has not engaged in any material operations or had any revenues from operations during the last quarter or the past two fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for any such acquisition.

     During the next 12 months, the Company's only foreseeable
cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loans or advances.
However, any such loans or advances should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a
commercial lender in an arm's length transaction.   As of the date of this
Report, the Company is not involved in any negotiations respecting any such acquisition.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent fiscal years.

     At October 31, 1998, the Company had $0 in assets and $161,825 in liabilities. The Company had no revenues for the three months ended October 31, 1998 and 1997, with $4,552 and $4,532 in expenses, for net losses of ($4,552) and ($4,532), respectively.

     For the six months ended October 31, 1998 and 1997, the Company had no revenues with $7,838 and $19,097 in expenses, for net losses of ($7,838) and ($19,097), respectively.

Liquidity
---------

     At October 31, 1998, the Company had no current assets, with total current liabilities of $161,825. Total stockholder's equity was ($161,825).

Year 2000.
---------

            Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the second quarter of the fiscal year covered by this Report or during the two previous fiscal years.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE THEME FACTORY, INC.



Date: 11/5/99                          By/s/David C. Merrell
      -------                          --------------------------------------
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        THE THEME FACTORY, INC.



Date: 11/5/99                            By/s/David C. Merrell
     --------                            ------------------------------------
                                         David C. Merrell
                                         President and
                                         Director


Date: 11/5/99                            By/s/Todd D. Ross
     --------                            ------------------------------------
                                         Todd D. Ross
                                         Secretary/Treasurer and Director