Form 10QSB
period 1999-01-31
THEME FACTORY INC
filed 1999-11-22
CIK 853833

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended January 31, 1999
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

                   January 31, 1999 and April 30, 1998

                           THE THEME FACTORY, INC.
                       (A Development Stage Company)
                              Balance Sheets

                                  ASSETS

                                          January 31,   April 30,
                                          1999            1998
                                          (Unaudited)
CURRENT ASSETS

 Cash                                     $   -      $   -

  Total current Assets                        -          -

  TOTAL ASSETS                            $   -      $   -


             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $    8,191 $    3,291

 Taxes payable                                86,810     86,810
 Accrued interest payable                     70,397     63,886

  Total Liabilities                          165,398    153,987

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock; authorized 25,000,000 common
  shares at $0.001 par value; 1,417,493 shares
  issued and outstanding                       1,417      1,417

 Additional paid-in capital                   99,871     99,871
 Deficit accumulated during the development
 stage                                      (266,686)  (255,275)

  Total Stockholders  Equity (Deficit)      (165,398)  (153,987)

  TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY (DEFICIT)                       $   -      $   -

                         THE THEME FACTORY, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                                 From
                                                             Inception on
                                                             November 13,
              For the Three Months  For the Nine Months      1989 Through
                Ended January 31,    Ended January 31,        January 31,
                 1999       1998     1999       1998             1999
REVENUES           $    -     $    -    $    -      $    -   $     -

EXPENSES

  General and
  administrative      1,403        997     4,901      13,076    19,026

  Total Expenses      1,403        997     4,901      13,076    19,026

LOSS FROM OPERATIONS (1,403)      (997)   (4,901)    (13,076)  (19,026)

OTHER EXPENSES

  Interest expense    2,170      3,509     6,510      10,527   101,130

Total Other Expenses  2,170      3,509     6,510      10,527   101,130

LOSS FROM DISCONTINUED
 OPERATIONS             -          -         -           -    (146,530)

NET LOSS           $ (3,573)   $(4,506) $(11,411) $  (23,603)$(266,686)

BASIC LOSS PER
SHARE              $  (0.00)   $ (0.00) $  (0.01) $    (0.02)

                          THE THEME FACTORY, INC.
                       (A Development Stage Company)
               Statements of Stockholders  Equity (Deficit)

                                                              Deficit
                                                            Accumulated
                                                 Additional  During the
                                   Common Stock   Paid-in   Development
                                Shares    Amount  Capital      Stage
Balance on inception                -     $     -  $     -  $      -

Issuance of common stock from
 inception on November 13, 1989
 to April 30, 1994               22,155        22     90,432       -

Net loss from inception on
 November 13, 1989 through
 April 30, 1994                     -           -        -    (191,656)

Balance, April 30, 1994          22,155        22     90,432  (191,656)

Net loss for the year ended
 April 30, 1995                     -           -        -     (11,713)

Balance, April 30, 1995          22,155        22     90,432  (203,369)

Net loss for the year ended
 April 30, 1996                     -           -        -     (11,322)

Balance, April 30, 1996          22,155        22     90,432  (214,691)

Net loss for the year ended
 April 30, 1997                     -           -        -     (12,424)

Balance, April 30, 1997          22,155        22     90,432  (227,115)

Issuance of common stock
 at $0.10 per share              20,338        20      2,014       -

Issuance of common stock for
 services at $0.10 per share     75,000        75      7,425       -

Issuance of common stock for
 services at $0.001 per share 1,300,000     1,300        -         -

Net loss for the year ended
 April 30, 1998                     -           -        -     (28,160)

Balance, April 30, 1998       1,417,493     1,417     99,871  (255,275)

Net loss for the nine months
 ended January 31, 1999             -           -        -     (11,411)

Balance, January 31, 1999
(unaudited)                   1,417,493   $ 1,417   $ 99,871 $(266,686)

                           THE THEME FACTORY, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                 (Unaudited)
                                                                 From
                                                             Inception on
                                                             November 13,
              For the Three Months  For the Nine Months      1989 Through
                Ended January 31,    Ended January 31,        January 31,
                 1999       1998     1999       1998             1999
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss          $ (3,573) $ (4,506) $ (11,411) $ (23,603) $ (266,686)
 Adjustments to
 reconcile net
 loss in operating
 activities:
  Common stock issued
  for services         -          -          -       10,834      10,834
 Changes in assets
 and liabilities:
  Increase (decrease)
  in accrued
  expenses           2,170      3,509      6,510     10,527     158,556
  Increase (decrease)
  in accounts
  payable            1,403        997      4,901      2,242       8,007

   Net Cash Used
   by Operating
   Activities          -          -          -          -       (89,289)

CASH FLOWS FROM INVESTING
 ACTIVITIES            -          -          -          -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Issuance of common
 stock                 -          -          -          -        89,289

   Net Cash Provided
   by Financing
   Activities          -          -          -          -        89,289

NET INCREASE (DECREASE)
 IN CASH               -          -          -          -           -

CASH AT BEGINNING OF
  PERIOD               -          -          -          -           -

CASH AT END OF
  PERIOD            $  -       $  -       $  -       $  -       $   -

CASH PAID DURING THE YEAR FOR:

 Interest           $  -       $  -       $  -       $  -       $   -
 Income taxes       $  -       $  -       $  -       $  -       $   -

                          THE THEME FACTORY, INC.
                       (A Development Stage Company
                   Notes to the Financial Statements
                    January 31, 1999 and April 30, 1998

NOTE 1 - FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company s April 30, 1998 audited financial statements. The results of operations for the periods ended January 31, 1999 are not necessarily indicative of the operating results for the full year.

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

     At January 31, 1999, the Company had $0 in assets and $165,398 in liabilities. The Company had no revenues for the three months ended January 31, 1999 and 1998, with $3,573 and $4,506 in expenses, for net losses of ($3,573) and ($4,506), respectively.

Liquidity
---------

     At January 31, 1999, the Company had no current assets, with total current liabilities of $165,398. Total stockholder's equity was ($165,398).

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