Form 10QSB
period 1999-07-31
THEME FACTORY INC
filed 1999-11-22
CIK 853833

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended July 31, 1999
                           -------------

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

                         THE THEME FACTORY, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                    July 31, 1999 and April 30, 1999

                           THE THEME FACTORY, INC.
                       (A Development Stage Company)
                              Balance Sheets
                                  ASSETS

                                          July 31,    April 30,
                                          1999          1999
                                          (Unaudited)
CURRENT ASSETS

 Cash                                     $   -      $   -

  Total current Assets                        -          -

  TOTAL ASSETS                            $   -      $   -


             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $    8,969 $    8,969

 Taxes payable                                86,810     86,810
 Accrued interest payable                     74,737     72,567

  Total Liabilities                          170,516    168,346

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock; authorized 25,000,000 common
  shares at $0.001 par value; 1,417,493 shares
  issued and outstanding                       1,417      1,417

 Additional paid-in capital                   99,871     99,871
 Deficit accumulated during the development
 stage                                      (271,804)  (269,634)

  Total Stockholders  Equity (Deficit)      (170,516)  (168,346)

  TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY (DEFICIT)                       $   -      $   -

                         THE THEME FACTORY, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                     From
                                                     Inception on
                                                     November 13,
                        For the Three Months Ended   1989 Through
                                 July 31,               July 31,
                               1999          1998        1999
REVENUES                       $   -      $    -      $   -

EXPENSES

 General and administrative        -            1,116     19,803

  Total Expenses                   -            1,116     19,803

LOSS FROM OPERATIONS               -           (1,116)   (19,803)

OTHER EXPENSES

 Interest expense                   2,170       2,170    105,471

  Total Other Expenses              2,170       2,170    105,471

LOSS FROM DISCONTINUED
 OPERATIONS                        -           -        (146,530)

NET LOSS                       $   (2,170) $   (3,286) $(271,804)

BASIC LOSS PER SHARE           $    (0.00) $    (0.00)

                         THE THEME FACTORY, INC.
                      (A Development Stage Company)
              Statements of Stockholders  Equity (Deficit)


                                                              Deficit
                                                            Accumulated
                                                 Additional  During the
                                   Common Stock   Paid-in   Development
                                Shares    Amount  Capital      Stage
Balance on inception                -     $     -  $     -  $      -

Issuance of common stock from
 inception on November 13, 1989
 to April 30, 1994               22,155        22     90,432       -

Net loss from inception on
 November 13, 1989 through
 April 30, 1994                     -           -        -    (191,656)

Balance, April 30, 1994          22,155        22     90,432  (191,656)

Net loss for the year ended
 April 30, 1995                     -           -        -     (11,713)

Balance, April 30, 1995          22,155        22     90,432  (203,369)

Net loss for the year ended
 April 30, 1996                     -           -        -     (11,322)

Balance, April 30, 1996          22,155        22     90,432  (214,691)

Net loss for the year ended
 April 30, 1997                     -           -        -     (12,424)

Balance, April 30, 1997          22,155        22     90,432  (227,115)

Issuance of common stock
 at $0.10 per share              20,338        20      2,014       -

Issuance of common stock for
 services at $0.10 per share     75,000        75      7,425       -

Issuance of common stock for
 services at $0.001 per share 1,300,000     1,300        -         -

Net loss for the year ended
 April 30, 1998                     -           -        -     (28,160)

Balance, April 30, 1998       1,417,493     1,417     99,871  (255,275)

Net loss for the year ended
 April 30, 1999                     -           -        -     (14,359)

Balance, April 30, 1999       1,417,493   $ 1,417   $ 99,871 $(269,634)

Net loss for the three months ended
 July 31, 1999 (unaudited)          -           -        -      (2,170)

Balance, July 31, 1999
(unaudited)                   1,417,493   $ 1,417   $ 99,871 $(271,804)

                         THE THEME FACTORY, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)
<CAPITON>
                                                     From
                                                     Inception on
                                                     November 13,
                        For the Three Months Ended   1989 Through
                                 July 31,               July 31,
                               1999          1998        1999
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                      $   (2,170) $ (3,286) $ (271,804)
 Adjustments to reconcile net
 loss in operating activities:
  Common stock issued for services    -         -        10,834
 Changes in assets and  liabilities:
  Increase (decrease) in accrued
  expenses                          2,170     2,170     162,897
  Increase (decrease) in
  accounts payable                    -       1,116       8,784

   Net Cash Used by Operating
   Activities                         -         -       (89,289)

CASH FLOWS FROM INVESTING ACTIVITIES  -         -           -

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock             -         -        89,289

   Net Cash Provided by Financing
   Activities                         -         -        89,289

NET INCREASE (DECREASE) IN CASH       -         -           -

CASH AT BEGINNING OF PERIOD           -         -           -

CASH AT END OF PERIOD             $   -     $   -     $     -

CASH PAID DURING THE YEAR FOR:

 Interest                         $   -     $   -     $     -
 Income taxes                     $   -     $   -     $     -

                          THE THEME FACTORY, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                     July 31, 1999 and April 30, 1999

NOTE 1 - FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company s April 30, 1999 audited financial statements. The results of operations for the periods ended July 31 are not necessarily indicative of the operating results for the full year.

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

     At July 31, 1999, the Company had $0 in assets and $170,516 in liabilities. The Company had no revenues for the three months ended July 31, 1999 and 1998, with $2,170 and $3,286 in expenses, for net losses of ($2,170) and ($3,286), respectively.

Liquidity
---------

     At July 31, 1999, the Company had no current assets, with total current liabilities of $170,516. Total stockholder's equity was ($170,516).

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