Form 10QSB
period 1999-10-31
THEME FACTORY INC
filed 2000-04-17
CIK 853833

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended October 31, 1999
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

     (1)   Yes  X     No            (2)   Yes X      No
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

                              April 17, 2000

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

                         THE THEME FACTORY, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                    July 31, 1999 and April 30, 1999

                           THE THEME FACTORY, INC.
                       (A Development Stage Company)
                              Balance Sheets
                                  ASSETS

                                          October 31,    April 30,
                                          1999          1999
                                          (Unaudited)
CURRENT ASSETS

 Cash                                     $   -      $   -

  Total current Assets                        -          -

  TOTAL ASSETS                            $   -      $   -


             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $   18,568 $    8,969

 Taxes payable                                86,810     86,810
 Accrued interest payable                     76,907     72,567

  Total Liabilities                          182,285    168,346

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock; authorized 25,000,000 common
  shares at $0.001 par value; 1,417,493 shares
  issued and outstanding                       1,417      1,417

 Additional paid-in capital                   99,871     99,871
 Deficit accumulated during the development
 stage                                      (283,573)  (269,634)

  Total Stockholders  Equity (Deficit)      (182,285)  (168,346)

  TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY (DEFICIT)                       $   -      $   -

                         THE THEME FACTORY, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                                From
                                                             Inception on
                                                              November 13,
          For the Three Months Ended For the Six Months Ended 1989 Through
                    October 31,             October 31,       October 31,
              1999          1998        1999        1998         1999
REVENUES       $   -      $    -      $   -          $      -   $      -

EXPENSES

 General and
administrative   9,599      2,382       9,599           3,498       29,402

  Total Expenses 9,599      2,382       9,599           3,498       29,402

LOSS FROM
OPERATIONS      (9,599)    (2,382)     (9,599)         (3,498)     (29,402)

OTHER EXPENSES

 Interest
expense          2,170      2,170       4,340           4,340      107,641

  Total Other
  Expenses       2,170      2,170       4,340           4,340      107,641

LOSS FROM DISCONTINUED
 OPERATIONS          -          -           -               -     (146,530)

NET LOSS      $(11,769) $  (4,552)   $(13,939)        $(7,838)   $(283,573)

BASIC LOSS PER
SHARE         $  (0.01) $   (0.00)   $  (0.01)        $ (0.01)

                         THE THEME FACTORY, INC.
                      (A Development Stage Company)
              Statements of Stockholders  Equity (Deficit)


                                                              Deficit
                                                            Accumulated
                                                 Additional  During the
                                   Common Stock   Paid-in   Development
                                Shares    Amount  Capital      Stage
Balance on inception                -     $     -  $     -  $      -

Issuance of common stock from
 inception on November 13, 1989
 to April 30, 1994               22,155        22     90,432       -

Net loss from inception on
 November 13, 1989 through
 April 30, 1994                     -           -        -    (191,656)

Balance, April 30, 1994          22,155        22     90,432  (191,656)

Net loss for the year ended
 April 30, 1995                     -           -        -     (11,713)

Balance, April 30, 1995          22,155        22     90,432  (203,369)

Net loss for the year ended
 April 30, 1996                     -           -        -     (11,322)

Balance, April 30, 1996          22,155        22     90,432  (214,691)

Net loss for the year ended
 April 30, 1997                     -           -        -     (12,424)

Balance, April 30, 1997          22,155        22     90,432  (227,115)

Issuance of common stock
 at $0.10 per share              20,338        20      2,014       -

Issuance of common stock for
 services at $0.10 per share     75,000        75      7,425       -

Issuance of common stock for
 services at $0.001 per share 1,300,000     1,300        -         -

Net loss for the year ended
 April 30, 1998                     -           -        -     (28,160)

Balance, April 30, 1998       1,417,493     1,417     99,871  (255,275)

Net loss for the year ended
 April 30, 1999                     -           -        -     (14,359)

Balance, April 30, 1999       1,417,493   $ 1,417   $ 99,871 $(269,634)

Net loss for the six months ended
 October 31, 1999 (unaudited)        -          -        -     (13,939)

Balance, October 31, 1999
(unaudited)                   1,417,493   $ 1,417   $ 99,871 $(283,573)

                         THE THEME FACTORY, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)
<CAPITON>
                                                                From
                                                             Inception on
                                                              November 13,
          For the Three Months Ended For the Six Months Ended 1989 Through
                    October 31,             October 31,       October 31,
              1999          1998        1999        1998         1999
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss      $(11,769)   $ (4,552) $ (13,939)     $ (7,838)   $(283,573)
 Adjustments to
 reconcile net
 loss in
 operating
 activities:
  Common stock
  issued for
  services            -            -         -             -       10,834
 Changes in
 assets and
 liabilities:
  Increase
  (decrease)
  in accrued
  expenses        2,170        2,170     4,340         4,340      165,067
  Increase
  (decrease) in
  accounts
  payable         9,599        2,382     9,599         3,498       18,383

   Net Cash Used
   by Operating
   Activities         -            -         -             -      (89,289)

CASH FLOWS FROM
INVESTING ACTIVITIES  -            -         -             -            -

CASH FLOWS FROM
FINANCING ACTIVITIES

 Issuance of common
 stock                -            -         -             -       89,289

   Net Cash
   Provided by
   Financing
   Activities         -            -         -             -       89,289

NET INCREASE
(DECREASE) IN CASH    -            -         -             -            -

CASH AT BEGINNING OF
PERIOD                -            -         -             -            -

CASH AT END OF
PERIOD            $   -        $   -     $   -         $   -     $      -

CASH PAID DURING THE YEAR FOR:

 Interest         $   -        $   -     $    -        $   -     $      -
 Income taxes     $   -        $   -     $    -        $   -     $      -

                          THE THEME FACTORY, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                     October 31, 1999 and April 30, 1999

NOTE 1 - FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1999 audited financial statements. The results of operations for the periods ended October 31 are not necessarily indicative of the operating results for the full year.

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

     At October 31, 1999, the Company had $0 in assets and $182,285 in liabilities. The Company had no revenues for the six months ended October 31, 1999 and 1998, with $13,939 and $7,838 in expenses, for net losses of ($13,939) and ($7,838), respectively.

Liquidity
---------

     At October 31, 1999, the Company had no current assets, with total current liabilities of $182,285. Total stockholder's equity was ($182,285).

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

                                       THE THEME FACTORY, INC.



Date: 4/17/00                        By/s/David C. Merrell
      -------                          --------------------------------------
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        THE THEME FACTORY, INC.



Date: 4/17/00                          By/s/David C. Merrell
     --------                            ------------------------------------
                                         David C. Merrell
                                         President and
                                         Director


Date: 4/17/00                          By/s/Todd D. Ross
     --------                            ------------------------------------
                                         Todd D. Ross
                                         Secretary/Treasurer and Director