Form 10QSB
period 2000-01-31
THEME FACTORY INC
filed 2000-04-17
CIK 853833

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2000
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

               January 31, 2000 and April 30, 1999

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                          Balance Sheets

ASSETS
                                                 January 31, April 30,
                                                  2000         1999
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $             -      $       -

  Total current Assets                                  -              -

  TOTAL ASSETS                            $             -      $       -


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $             20,147 $     8,969

 Taxes payable                                          86,810      86,810
 Accrued interest payable                               79,077      72,567

  Total Liabilities                                    186,034     168,346

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; authorized 25,000,000 common
  shares at $0.001 par value; 1,417,493 shares
  issued and outstanding                                 1,417       1,417

 Additional paid-in capital                             99,871      99,871
 Deficit accumulated during the development stage     (287,322)   (269,634)

  Total Stockholders' Equity (Deficit)                (186,034)   (168,346)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                       $             -      $       -

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                 From
                                                              Inception on
                                                              November 13,
         For the Three Months Ended For the Nine Months Ended 1989 Through
                   January 31,             January 31,         January 31,
               2000        1999       2000           1999         2000
REVENUES     $      -    $      -    $       -     $     -    $     -

EXPENSES

General and
administrative  1,579       1,403       11,178       4,901       30,981

Total Expenses  1,579       1,403       11,178       4,901       30,981

LOSS FROM
OPERATIONS     (1,579)     (1,403)     (11,178)     (4,901)     (30,981)

OTHER EXPENSES

Interest
expense         2,170       2,170        6,510       6,510      109,811

Total Other
Expenses        2,170       2,170        6,510       6,510      109,811

LOSS FROM DISCONTINUED
 OPERATIONS         -           -            -           -     (146,530)

NET LOSS      $ (3,749) $  (3,573)    $(17,688)   $(11,411)  $ (287,322)

BASIC LOSS PER
SHARE         $  (0.00) $   (0.00)    $  (0.01)   $  (0.01)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                              Deficit
                                                            Accumulated
                                                 Additional  During the
                                   Common Stock   Paid-in   Development
                                Shares    Amount  Capital      Stage
Balance on inception                -     $     -  $     -  $      -

Issuance of common stock from
 inception on November 13, 1989
 to April 30, 1994               22,155        22     90,432       -

Net loss from inception on
 November 13, 1989 through
 April 30, 1994                     -           -        -    (191,656)

Balance, April 30, 1994          22,155        22     90,432  (191,656)

Net loss for the year ended
 April 30, 1995                     -           -        -     (11,713)

Balance, April 30, 1995          22,155        22     90,432  (203,369)

Net loss for the year ended
 April 30, 1996                     -           -        -     (11,322)

Balance, April 30, 1996          22,155        22     90,432  (214,691)

Net loss for the year ended
 April 30, 1997                     -           -        -     (12,424)

Balance, April 30, 1997          22,155        22     90,432  (227,115)

Issuance of common stock
 at $0.10 per share              20,338        20      2,014       -

Issuance of common stock for
 services at $0.10 per share     75,000        75      7,425       -

Issuance of common stock for
 services at $0.001 per share 1,300,000     1,300        -         -

Net loss for the year ended
 April 30, 1998                     -           -        -     (28,160)

Balance, April 30, 1998       1,417,493     1,417     99,871  (255,275)

Net loss for the year ended
 April 30, 1999                     -           -        -     (14,359)

Balance, April 30, 1999       1,417,493   $ 1,417   $ 99,871 $(269,634)

Net loss for the nine months ended
 January 31, 2000 (unaudited)       -           -        -     (17,688)

Balance, January 31, 2000
(unaudited)                   1,417,493   $ 1,417   $ 99,871 $(287,322)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                 From
                                                              Inception on
                                                              November 13,
         For the Three Months Ended For the Nine Months Ended 1989 Through
                   January 31,             January 31,         January 31,
               2000        1999       2000           1999         2000
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss    $ (3,749)  $  (3,573)   $  (17,688)    $ (11,411) $(287,322)
 Adjustments
to reconcile
net loss in
operating
activities:
  Common stock
  issued for
  services          -           -             -             -     10,834
Changes in
assets and
liabilities:
  Increase
  (decrease)
  in accrued
   expenses     2,170       2,170         6,510         6,510    167,237
  Increase
  (decrease) in
  accounts
  payable       1,579       1,403        11,178         4,901     19,962

   Net Cash Used
   by Operating
   Activities       -           -             -             -    (89,289)

CASH FLOWS FROM INVESTING
 ACTIVITIES         -           -             -             -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Issuance of
 common stock       -           -             -             -     89,289

   Net Cash
   Provided by
   Financing
   Activities       -           -             -             -     89,289

NET INCREASE (DECREASE)
 IN CASH            -           -             -             -          -

CASH AT BEGINNING
 OF PERIOD          -           -             -             -          -

CASH AT END OF
PERIOD       $      -      $    -        $    -         $   -    $     -

CASH PAID DURING THE YEAR FOR:

 Interest    $      -      $    -        $    -         $   -    $     -
 Income taxes$      -      $    -        $    -         $   -    $     -

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               January 31, 2000 and April 30, 1999


NOTE 1 -             FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2000 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1999 audited financial statements. The results of operations for the periods ended January 31, 2000 are not necessarily indicative of the operating results for the full year.

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

     At January 31, 2000, the Company had $0 in assets and $186,034 in liabilities. The Company had no revenues for the nine months ended January 31, 2000 and 1999, with $17,688 and $11,411 in expenses, for net losses of ($17,688) and ($11,411), respectively.

Liquidity
---------

     At January 31, 2000, the Company had no current assets, with total current liabilities of $186,034. Total stockholder's equity was ($186,034).

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

                                       THE THEME FACTORY, INC.



Date: 4/17/00                        By/s/David C. Merrell
      -------                          --------------------------------------
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        THE THEME FACTORY, INC.



Date: 4/17/00                          By/s/David C. Merrell
     --------                            ------------------------------------
                                         David C. Merrell
                                         President and
                                         Director


Date: 4/16/00                          By/s/Todd D. Ross
     --------                            ------------------------------------
                                         Todd D. Ross
                                         Secretary/Treasurer and Director