Form 10KSB
period 2000-04-30
THEME FACTORY INC
filed 2000-07-13
CIK 853833

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended April 30, 2000
                                --------------

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

     (1)   Yes      No  X          (2)   Yes X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: April 30, 2000 - $0

For the Exhibit Index, see Part III, Item 13.

     State the aggregate market
value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     July 13, 2000 - $59. There are approximately 58,831 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          July 13, 2000

                            1,418,831

               DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                         See Part III, Item 13

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
        ------------------------

Business Development.
---------------------

     Corporate Developments.
     -----------------------

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

          On November 13, 1989, the Company's name was changed to "The Theme Factory, Inc."

          In April, 1991, the Company approved a reverse spilt whereby the outstanding common stock was reverse split on a basis of one share for 2.5 shares. Effective June 16, 1997, and in accordance with the Nevada Revised Statutes, the Board of Directors of the Company, with the written consent of persons owning a majority of its outstanding voting securities, unanimously resolved to reverse split its outstanding shares of common stock on a basis of one for 100, while retaining its authorized capital at 25,000,000 shares of common stock, $0.001 par value per share, with appropriate adjustments to the capital accounts of the Company. On October 8, 1999, this reverse split was adjusted by an amendment to the Articles of Incorporation of the Company to provide that no stockholder currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder, on a per stock certificate of record basis, currently owning less than 100 shares, shall be affected by the reverse split. The purpose of the revised reverse split was to increase the "round lot" holders of post-reverse split shares of the Company's common stock; shares issued subsequent to the initial one for 100 reverse split effected on June 16, 1997, were not affected by the revised reverse split because the initial reverse split was taken into consideration on the issuance of these shares. All computations hereinafter take into account these adjustments.

          Copies of the initial Articles of Incorporation, as amended are attached hereto and incorporated herein by reference. See Part III, Item 13.

     Public Offering.
     ----------------

          The Company effected a public offering of units consisting of common stock and warrants in early 1990. By this reference, the Company's Registration Statement on Form S-18 of the Securities and Exchange Commission and its related Prospectus are incorporated herein by reference. See Part III, Item 13.

     Sales of Unregistered Securities During the Past Five Years.
     ------------------------------------------------------------

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

Corrie Merrell      10/17/97        30,000           Services

Todd D. Ross        10/17/97        30,000           Services

          (1) See the Statements of Stockholders Equity contained in the accompanying financial statements,
          Part II, Item 7.

          (2)  David C. Merrell is the sole owner of Chiricahua
          Company, LLC ("Chiricahua Company").
Business.
---------

          The Company has had no material business operations for over five years. The Company may begin the search for a specific business in which to engage and that may benefit the Company and its stockholders, once the Board of Directors sets guidelines of industries in which the Company may have an interest.

          The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to the Company.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Company is deemed to be a "small business issuer."

          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Item 2.  Description of Property.
--------------------------------

          The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of David C. Merrell, its President, which are provided at no cost. See Part I, Item 1.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information.
-------------------

          There has never been any established "public market" for shares of common stock of the Company, though the Company's common stock has been nominally quoted in the "Pink Sheets" of the National Quotations Bureau, LLC ("NQB") for the last five years. The Company intends to submit for quotation of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") as soon as is reasonably practicable; however, management does not expect any public market to develop in these securities unless and until the Company commences actual operations. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders.
--------

          The number of record holders of the Company's common stock as of the fiscal year ended April 30, 1999, was approximately 73; and as of the fiscal year ended April 30, 2000, it was 97. These numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of July 13, 2000, there were also approximately 97 stockholders.

Dividends.
----------

          There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities.
----------------------------------------

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months has yet to be formulated, with the Company intending to determine the industries in which it would like to focus its business operations.

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing, which may be advanced by management or principal stockholders as loans to the Company. Any such sums should be nominal.

Results of Operations.
----------------------

          There were no revenues during the years ended April 30, 2000 or 1999, and expenses were $14,533 and $5,678 respectively; and losses were ($14,533) and ($5,678), respectively. These losses were primarily the result of general and administrative expenses in reviving the Company.

Liquidity.
----------

          The Company had no cash at April 30, 2000 or 1999. Expenses totaling $11,408 were paid by Chiricahua Company, an "affiliate" controlled by the Company's President, David C. Merrell, during these years and are carried as accounts payable in the Company's financial statements.

Item 7.  Financial Statements.
-----------------------------

For the periods ended April 30, 2000 and 1999.

     Independent Auditors' Report

     Balance Sheet

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                          April 30, 2000

                         C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 3

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . 5

Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . . . . 6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . 8

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . 9

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
The Theme Factory, Inc.
(A Development Stage Company)
Salt Lake City, Utah


We have audited the accompanying balance sheet of The Theme Factory, Inc. (a development stage company), as of April 30, 2000 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended April 30, 2000 and 1999 and from inception on November 13, 1989 through April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Theme Factory, Inc. (a development stage company) as of April 30, 2000 and the results of its operations and its cash flows for the years ended April 30, 2000 and 1999 and from inception on November 13, 1989 through April 30, 2000 in conformity with generally accepted accounting principles.

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


/S/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
June 15, 2000

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS

                                                           April 30,
                                                              2000
CURRENT ASSETS

 Cash                                                $             -

  Total Current Assets                                             -

  TOTAL ASSETS                                       $             -


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable (Note 2)                           $             23,502

 Taxes payable                                                     86,810
 Accrued interest payable                                          81,248

  Total Current Liabilities                                       191,560

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; authorized 25,000,000 common
  shares at $0.001 par value; 1,418,831 shares
  issued and outstanding                                            1,419

 Additional paid-in capital                                        99,869
 Deficit accumulated during the development stage                (292,848)

  Total Stockholders' Equity (Deficit)                           (191,560)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                  $             -

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Operations
                                                                  From
                                                               Inception on
                                                               November 13,
                               For the Years Ended             1989 Through
                                    April 30,                    April 30,
                               2000              1999              2000
REVENUES                       $       -       $        -      $    -

EXPENSES

 General and administrative         14,533            5,678      34,336

  Total Expenses                    14,533            5,678      34,336

LOSS FROM OPERATIONS               (14,533)          (5,678)    (34,336)

OTHER EXPENSES

 Interest expense                    8,681            8,681     111,982

  Total Other Expenses              (8,681)          (8,681)   (111,982)

LOSS FROM DISCONTINUED
 OPERATIONS                            -                -      (146,530)

NET LOSS                       $   (23,214)       $ (14,359) $ (292,848)

BASIC LOSS PER SHARE           $     (0.02)       $   (0.01)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
Balance on inception                -     $     -  $     -  $      -
Issuance of common stock from
 inception on November 13, 1989
 to April 30, 1994               22,155        22     90,432       -

Net loss from inception on
 November 13, 1989 through
 April 30, 1994                     -           -        -    (191,656)

Balance, April 30, 1994          22,155        22     90,432  (191,656)

Net loss for the year ended
 April 30, 1995                     -           -        -     (11,713)

Balance, April 30, 1995          22,155        22     90,432  (203,369)

Net loss for the year ended
 April 30, 1996                     -           -        -     (11,322)

Balance, April 30, 1996          22,155        22     90,432  (214,691)

Net loss for the year ended
 April 30, 1997                     -           -        -     (12,424)

Balance, April 30, 1997          22,155        22     90,432  (227,115)

Issuance of common stock
 at $0.10 per share              20,338        20      2,014       -

Issuance of common stock for
 services at $0.10 per share     75,000        75      7,425       -

Issuance of common stock for
 services at $0.001 per share 1,300,000     1,300        -         -

Net loss for the year ended
 April 30, 1998                     -           -        -     (28,160)

Balance, April 30, 1998       1,417,493     1,417     99,871  (255,275)

Net loss for the year ended
 April 30, 1999                     -           -        -     (14,359)

Balance, April 30, 1999       1,417,493   $ 1,417   $ 99,871 $(269,634)

Adjustment to correct
 1-for-100 reverse stock
 split                            1,338         2         (2)      -

Net loss for the year ended
 April 30, 2000                     -           -          -   (23,214)

Balance, April 30, 2000       1,418,831   $ 1,419   $ 99,869 $(292,848)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                                                                  From
                                                               Inception on
                                                               November 13,
                               For the Years Ended             1989 Through
                                    April 30,                    April 30,
                               2000              1999              2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                      $ (23,214)      $ (14,359)     $ (292,848)
 Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Common stock issued for services   -               -            10,834
 Changes in assets and  liabilities:
  Increase (decrease) in
  accrued expenses                 8,681           8,681         169,408
  Increase (decrease) in accounts
  payable                         14,533           5,678          23,317

   Net Cash Used by Operating
   Activities                        -               -           (89,289)

CASH FLOWS FROM INVESTING ACTIVITIES -               -               -

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock            -               -            89,289

   Net Cash Provided by Financing
   Activities                        -               -            89,289

NET INCREASE (DECREASE) IN CASH      -               -               -

CASH AT BEGINNING OF PERIOD          -               -               -

CASH AT END OF PERIOD          $     -        $      -          $    -

CASH PAID DURING THE YEAR FOR:

 Interest                      $     -        $      -          $    -
 Income taxes                  $     -        $      -          $    -

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          April 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       The financial statements presented are those of The Theme
       Factory, Inc., (a development stage company).  The
       Company was incorporated in the State of Nevada on November 13, 1989. The Company was incorporated for the purpose of specializing in theme parties and special events.

       In April 1991, the Company's shareholders approved a reverse split agreement, whereby the outstanding common shares were exchanged at a rate of 1 share for every 2.5 shares outstanding. In October 1999, the Company's shareholders approved a reverse split agreement, whereby the outstanding shares were exchanged at a rate of 1 share for every 100 shares outstanding. According to the provisions of the reverse stock split, no shareholder owning greater than 100 shares of common stock at the time of the split shall be reduced to less than 100 shares as a result of the reverse split. Further, all shareholders owning less than 100 shares of common stock at the time of the split shall receive additional shares to meet the 100 share minimum adopted by the Company in conjunction with the split. All adjustments for the reverse stock split are on a per stock certificate basis and all fractional shares shall be rounded up to the nearest whole share. The provisions of this reverse stock split retained the authorized shares at 25,000,000 and the par value of $0.001 per share. All references to shares outstanding and loss per share have been retroactively restated to restate the reverse stock splits.

       b.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year end.

       c.  Basic Loss Per Share

       The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                                                      April 30,
                                                   2000         1999
       Numerator - loss                    $     (23,214)   $  (14,359)
       Denominator - weighted average number of
         shares outstanding                    1,417,493     1,417,493

       Basic Loss Per Share                $       (0.02)   $    (0.01)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          April 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Provision for Taxes

       At April 30, 2000, the Company had net operating loss carryforwards of approximately $290,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 2 - ACCOUNTS PAYABLE

       $11,408 of accounts payable is due to a related party for expenses paid on behalf of the Company.

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

None.
                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

          The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the fiscal years ending April 30, 2000 and 1999, and to the date hereof, and the period or periods during which each such director or executive officer served in his respective positions.

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

          Todd D. Ross is 38 years of age, and since 1995, he has been a partner in DCM Finance, a Salt Lake City Based finance company. Mr. Ross developed and manages DCM's Internet site. He also reviews and submits venture capital proposals for funding. Since 1991, Mr. Ross has also been the Lighting Director for the Utah Shakespearean Festival.

Family Relationships.
---------------------

          None.

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

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

          The following table sets forth the aggregate executive compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
David C.      04/30/00   0     0     0         0           0      0       0
Merrell       04/30/99   0     0     0         0           0      0       0
President
Director

Todd D. Ross  04/30/00   0     0     0         0           0      0       0
Secretary     04/30/99   0     0     0         0           0      0       0
Treasurer and
Director

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended April 30, 2000, or 1999, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

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

Name and Address                          04/30/99      04/30/00 and Currently
----------------                          --------      ----------------------

Chiricahua Company*                      1,300,000 91.7%   1,300,000 91.7%
9005 Cobble Lane
Sandy, Utah 84093

TOTALS                                   1,300,000 91.7%   1,300,000 91.7%

          * David C. Merrell, the Company's President, is the sole owner of Chiricahua Company, and is deemed to be the beneficial owner of these shares.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of April 30, 2000 and 1999, and to the date hereof:

                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------

Name and Address                          04/30/99      04/30/00 and currently
----------------                          --------      ----------------------

David C. Merrell*                         1,330,000 93.7%   1,322,260 93.2%
9005 Canyon Road
Sandy, Utah 84093

Todd D. Ross                              30,000     2.1%      30,000  2.1%
38 South 1650 West
Cedar City, Utah 84702
Sandy, Utah 84093

TOTALS                                    1,360,000 95.8%   1,352,260 95.3%

          * David C. Merrell, the Company's President, is the sole owner of Chiricahua Company, and is deemed to be the beneficial owner of these shares; Corie Merrell, his wife, owned 30,000 shares of the Company's common stock at April 30, 1999, and presently owns 22,260 shares, which are included in Mr. Merrell's ownership computations.

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

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Reports on Form 8-K.
--------------------

None.
                                                   Exhibit
Exhibits*                                         Number
Number                                      -------
------
          (i)

Financial Data Schedule.                     27

          (ii)                          Where Incorporated
                                          In This Report
                                                -----------------

Registration Statement on Form S-18**             Part I, Item 1

10-KSB Annual Report for the calendar year
ended April 30, 1998**                         Part I, Item 1

     Articles of Incorporation of East End
      Investment, Inc. dated February 1, 1989

     Certificate of Amendment to Articles of
     Incorporation of East End Investment, Inc.
     dated November 13, 1989

     Certificate of Amendment reflecting a one for 100 reverse split.

     Bylaws.

     Financial Data Schedule.

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

                              THE THEME FACTORY, INC.


Date: 7/12/00                      By/s/David C. Merrell
                                David C. Merrell, President and Director


Date: 7/13/00                 By/s/Todd D. Ross
                                Todd D. Ross, Secretary/Treasurer and
                                Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              THE THEME FACTORY, INC.


Date: 7/12/00                 By/s/David C. Merrell
                                David C. Merrell, President and Director


Date: 7/13/200                By/s/Todd D. Ross
                                Todd D. Ross, Secretary/Treasurer and
                                Director