Form 10QSB
period 2000-07-31
THEME FACTORY INC
filed 2000-09-20
CIK 853833

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2000
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

                              July 31, 2000

                          Common - 1,418,831 shares

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

                 July 31, 2000 and April 30, 2000

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                 July 31,     April 30,
                                                   2000        2000
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $             -      $      -

  Total Current Assets                                  -             -

  TOTAL ASSETS                            $             -      $      -


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable (Note 2)                $             29,999 $   23,502

 Taxes payable                                          86,810     86,810
 Accrued interest payable                               83,418     81,248

  Total Liabilities                                    200,227    191,560

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; authorized 25,000,000 common
  shares at $0.001 par value; 1,418,831 shares
  issued and outstanding                                 1,419      1,419
 Additional paid-in capital                             99,869     99,869
 Deficit accumulated during the development stage      (301,515) (292,848)

  Total Stockholders' Equity (Deficit)                 (200,227) (191,560)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                       $             -      $      -

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                 From
                                                             Inception on
                                                              November 13,
                                  For the Three Months Ended 1989 Through
                                              July 31,          July 31,
                                      2000           1999        2000
REVENUES                       $             -       $    -      $        -

EXPENSES

 General and administrative                   6,497       -          40,833

  Total Expenses                              6,497       -          40,833

LOSS FROM OPERATIONS                         (6,497)      -         (40,833)

OTHER EXPENSES

 Interest expense                             2,170        2,170    114,152

  Total Other Expenses                        2,170        2,170    114,152

LOSS FROM DISCONTINUED
 OPERATIONS                                  -            -        (146,530)

NET LOSS                       $             (8,667  )$   (2,170 )$(301,515)

BASIC LOSS PER SHARE           $              (0.01  )$    (0.00 )

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
Balance on inception                -     $     -  $     -  $      -

Issuance of common stock from
 inception on November 13, 1989
 to April 30, 1994               22,155        22     90,432       -

Net loss from inception on
 November 13, 1989 through
 April 30, 1994                     -           -        -    (191,656)

Balance, April 30, 1994          22,155        22     90,432  (191,656)

Net loss for the year ended
 April 30, 1995                     -           -        -     (11,713)

Balance, April 30, 1995          22,155        22     90,432  (203,369)

Net loss for the year ended
 April 30, 1996                     -           -        -     (11,322)

Balance, April 30, 1996          22,155        22     90,432  (214,691)

Net loss for the year ended
 April 30, 1997                     -           -        -     (12,424)

Balance, April 30, 1997          22,155        22     90,432  (227,115)

Issuance of common stock
 at $0.10 per share              20,338        20      2,014       -

Issuance of common stock for
 services at $0.10 per share     75,000        75      7,425       -

Issuance of common stock for
 services at $0.001 per share 1,300,000     1,300        -         -

Net loss for the year ended
 April 30, 1998                     -           -        -     (28,160)

Balance, April 30, 1998       1,417,493     1,417     99,871  (255,275)

Net loss for the year ended
 April 30, 1999                     -           -        -     (14,359)

Balance, April 30, 1999       1,417,493   $ 1,417   $ 99,871 $(269,634)

Adjustment to correct
 1-for-100 reverse stock
 split                            1,338         2         (2)      -

Net loss for the year ended
 April 30, 2000                     -           -          -   (23,214)

Balance, April 30, 2000       1,418,831   $ 1,419   $ 99,869 $(292,848)

Net loss for the three
months ended July 31, 2000
(unaudited)                         -           -          -    (8,667)

Balance, July 31, 2000
(unaudited)                   1,418,831   $ 1,419   $ 99,869 $(301,515)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                 From
                                                             Inception on
                                                              November 13,
                                  For the Three Months Ended 1989 Through
                                              July 31,          July 31,
                                      2000           1999        2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                      $         (8,667  )$    (2,170 )$   (301,515)
 Adjustments to reconcile net loss in
  operating activities:
  Common stock issued for services            -             -        10,834
 Changes in assets and  liabilities:
  Increase (decrease) in accrued expenses 2,170         2,170       171,578
  Increase (decrease) in accounts payable 6,497             -        29,814

   Net Cash Used by Operating Activities      -             -       (89,289)

CASH FLOWS FROM INVESTING ACTIVITIES          -             -             -

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock                     -             -        89,289

   Net Cash Provided by Financing
    Activities                                -             -        89,289

NET INCREASE (DECREASE) IN CASH               -             -             -

CASH AT BEGINNING OF PERIOD                   -             -             -

CASH AT END OF PERIOD               $         -       $     -      $      -

CASH PAID DURING THE YEAR FOR:

 Interest                           $         -       $     -      $      -
 Income taxes                       $         -       $     -      $      -

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 July 31, 2000 and April 30, 2000


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

                                                  For the Three Months Ended
                                                            July 31,
                                                   2000               1999


       Numerator - loss                    $             (8,667 )$   (2,170)
       Denominator - weighted average number of
         shares outstanding                           1,418,831   1,417,493

       Basic Loss Per Share                $              (0.01 )$    (0.00)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 July 31, 2000 and April 30, 2000


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

       g.  Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 - ACCOUNTS PAYABLE

       $13,416 and $11,408 of accounts payable is due to a related party for expenses paid on behalf of the Company as of July 31, 2000 and April 30, 2000, respectively.

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

     At July 31, 2000, the Company had $0 in assets and $200,227 in liabilities. The Company had no revenues for the three months ended July 31, 2000 and 1999, with $8,667 and $2,710 in expenses, for net losses of ($8,667) and ($2,710), respectively.

Liquidity
---------

     At July 31, 2000, the Company had no current assets, with total current liabilities of $200,227. Total stockholder's equity was ($200,227).

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the first quarter of the fiscal year covered by this Report or during the two previous fiscal years.

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

                                       THE THEME FACTORY, INC.



Date: 9/20/00                          By/s/David C. Merrell
      -------                          --------------------------------------
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        THE THEME FACTORY, INC.



Date: 9/20/00                            By/s/David C. Merrell
     --------                            ------------------------------------
                                         David C. Merrell
                                         President and
                                         Director


Date: 9/20/00                            By/s/Todd D. Ross
     --------                            ------------------------------------
                                         Todd D. Ross
                                         Secretary/Treasurer and Director