Form 10QSB
period 2001-01-31
THEME FACTORY INC
filed 2001-03-19
CIK 853833

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2001
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

                            January 31, 2001

                          Common - 4,256,493 shares

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

               January 31, 2001 and April 30, 2000

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                            January 31,        April 30,
                                               2001              2000
                                            (Unaudited)
CURRENT ASSETS

 Cash                                     $             -      $        -

  Total Current Assets                                  -               -

  TOTAL ASSETS                            $             -      $        -


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable (Note 2)                $        32,514      $   23,502
 Taxes payable                                     86,810          86,810
 Accrued interest payable                          85,588          81,248
  Total Liabilities                               204,912         191,560

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; authorized 25,000,000 common
  shares at $0.001 par value; 4,256,493 shares
  issued and outstanding                            4,256           4,256
  Additional paid-in capital                       97,032          97,032
 Deficit accumulated during the development stage(306,200)       (292,848)

  Total Stockholders' Equity (Deficit)           (204,912)       (191,560)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                       $             -      $        -

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     From
                                                                  Inception on
                                                                  November 13,
                             For the           For The
                       Three Months Ended Nine Months Ended       1989 Through
                            January 31,      January 31,          January 31,
                       2001        2000    2001        2000          2001
REVENUES              $       -  $     -  $      -   $     -    $       -

EXPENSES

General and
administrative            1,685    1,579     9,012     11,178      43,348

  Total Expenses          1,685    1,579     9,012     11,178      43,348

LOSS FROM OPERATIONS     (1,685)  (1,579)   (9,012)   (11,178)     43,348

OTHER EXPENSES

Interest expense              -   (2,170)   (4,340)    (6,510)   (116,322)

  Total Other Expenses        -   (2,170)   (4,340)    (6,510)   (116,322)

LOSS FROM DISCONTINUED
 OPERATIONS                   -        -         -          -    (146,530)

NET LOSS              $  (1,685) $(3,749) $(13,352) $ (17,688) $ (306,200)

BASIC LOSS PER SHARE  $   (0.00) $ (0.00) $  (0.00) $   (0.00)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
Balance on inception                -     $     -  $     -  $      -

Issuance of common stock from
 inception on November 13, 1989
 to April 30, 1994               66,465        67     90,387       -

Net loss from inception on
 November 13, 1989 through
 April 30, 1994                     -           -        -    (191,656)

Balance, April 30, 1994          66,465        67     90,387  (191,656)

Net loss for the year ended
 April 30, 1995                     -           -        -     (11,713)

Balance, April 30, 1995          66,465        67     90,387  (203,369)

Net loss for the year ended
 April 30, 1996                     -           -        -     (11,322)

Balance, April 30, 1996          66,465        67     90,387  (214,691)

Net loss for the year ended
 April 30, 1997                     -           -        -     (12,424)

Balance, April 30, 1997          66,465        67     90,387  (227,115)

Issuance of common stock
 at $0.10 per share              61,014        60      1,974       -

Issuance of common stock for
 services at $0.10 per share    225,000       225      7,275       -

Issuance of common stock for
 services at $0.001 per share 3,900,000     3,900     (2,600)      -

Net loss for the year ended
 April 30, 1998                     -           -        -     (28,160)

Balance, April 30, 1998       4,252,479     4,252     97,036  (255,275)

Net loss for the year ended
 April 30, 1999                     -           -        -     (14,359)

Balance, April 30, 1999       4,252,479   $ 4,252   $ 97,036 $(269,634)

Adjustment to correct
 1-for-100 reverse stock
 split                            4,014         4         (4)      -

Net loss for the year ended
 April 30, 2000                     -           -          -   (23,214)

Balance, April 30, 2000       4,256,493   $ 4,256   $ 97,032 $(292,848)

Net loss for the nine
months ended January 31, 2001
(unaudited)                         -           -          -   (13,352)

Balance, January 31, 2001
(unaudited)                   4,256,493   $ 4,256   $ 97,032 $(306,200)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                     From
                                                                  Inception on
                                                                  November 13,
                             For the           For The
                       Three Months Ended Nine Months Ended       1989 Through
                            January 31,      January 31,          January 31,
                       2001        2000    2001        2000          2001
CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss                 $ (1,685)   $ (3,749) $(13,352) $(17,688) $(306,200)
Adjustments to reconcile
net loss in operating
activities:
  Common stock issued for
  services                      -           -         -         -     10,834
Changes in assets and
liabilities:
  Increase (decrease) in
  accrued expenses              -       2,170     4,340     4,340    173,748
  Increase (decrease) in
  accounts payable          1,685       1,579     9,012    13,348     32,329

     Net Cash Used by
     Operating Activities       -           -         -         -    (89,289)

CASH FLOWS FROM INVESTING
ACTIVITIES                      -           -         -         -          -

CASH FLOWS FROM FINANCING
ACTIVITIES

  Issuance of common stock      -           -         -         -     89,289

     Net Cash Provided by
     Financing Activities       -           -         -         -     89,289

NET INCREASE (DECREASE)
IN CASH                         -           -         -         -          -

CASH AT BEGINNING OF PERIOD     -           -         -         -          -

CASH AT END OF PERIOD      $    -      $    -    $    -    $    -   $      -

CASH PAID DURING THE YEAR FOR:

Interest                   $    -      $    -    $    -    $    -   $      -
Income taxes               $    -      $    -    $    -    $    -   $      -

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               January 31, 2001 and April 30, 2000

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

                                         For the             For the
                                    Three Months Ended  Nine Months Ended
                                        January 31,         January 31,
                                    2001        2000    2001        2000

       Numerator - loss             $ (1,685) $ (3,749) $(13,352) $(17,688)
       Denominator - weighted
        average number of
        shares outstanding          4,256,493 4,256,493 4,256,493 4,256,493

       Basic Loss Per Share         $   (0.00)$   (0.00)$   (0.00)$  (0.00)

       The computation of basic earnings per share of common stock is based on the weighted standard average number of shares outstanding during the period of the financial statements.

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               January 31, 2001 and April 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Provision for Taxes

       At January 31, 2001, the Company had net operating loss carryforwards of approximately $309,200 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements because the Company believes the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 2 - ACCOUNTS PAYABLE

       $15,907 and $11,408 of accounts payable is due to a related party for expenses paid on behalf of the Company as of January 31, 2001 and April 30, 2000, respectively.

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

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               January 31, 2001 and April 30, 2000


NOTE 4 - SUBSEQUENT EVENTS

       a. The Company approved a 3-for-1 forward stock split to its shareholders, all references to common stock have been retroactively restated.

       b. The Company acquired 100% of outstanding securities of AquaPure, in consideration of the exchange of an aggregate total of 9,000,000 shares of common stock.

       c. The Company acquired 100% of outstanding securities of Water Star in consideration of the exchange of an aggregate total of 7,650,000 shares of common stock.

       d. The AquaPure Agreement and the Water Star Agreement were closed simultaneously.

       e. The Company changed its name to Geyser Group, Ltd. in connection with the reverse merger.

       The acquisitions of Water Star and AquaPure will be accounted for as a reverse merger.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          Prior to its acquisition of AquaPure International, Inc. ("AquaPure") and Water Star Bottling, Inc. ("Water Star"), Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months will include the business operations of these entities. See Item 5. Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent fiscal years.

     At January 31, 2001, the Company had $0 in assets and $204,912 in liabilities. The Company had no revenues for the three months ended January 31, 2001 and 2000, with $1,685 and $3,749 in expenses, for net losses of ($1,685) and ($3,749), respectively. The Company had no revenues for the nine months ended January 31, 2001 and 2000, with $13,352 and $17,688 in expenses, for net losses of ($13,352) and ($17,688), respectively.

Liquidity.
----------

     At January 31, 2001, the Company had no current assets, with total current liabilities of $204,912. Total stockholder's equity was ($204,912).

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          The Company authorized a 300% dividend (or three [3] shares for each share owned) to each stockholder of the Company, with the dividend to be effective for stockholders of record on March 12, 2001, at 8:00 a.m., Eastern Standard Time, and to be distributed on March 22, 2001.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the second quarter of the fiscal year covered by this Report or during the two previous fiscal years.

Item 5.   Other Information.

         The Company completed the acquisition of 100% of AquaPure International, Inc., a Nevada corporation ("AquaPure"), and 100% of Water Star Bottling, Inc., a Wyoming corporation ("Water Star" [and its 85% majority-owned subsidiary, Geyser Products, LLC, a Delaware limited liability company, "Geyser"]), pursuant to separate Definitive Agreements and Plans of Acquisition (the "Agreements") that were conditioned upon the closing of the other and that were closed simultaneously.

         The Company's name was changed to "Geyser Group, Ltd." and a new OTC Bulletin Board Symbol, "GEYR," was assigned to the Company, effective Thursday, March 15, 2001.

         Immediately prior to the closing of these Agreements, a principal stockholder of the Company canceled 1,145,000 shares to the treasury of the Company, and the Company effected a 300% dividend (three shares [3] for each share owned) on outstanding shares of record at March 12, 2001, to be distributed on March 22, 2001.

         AquaPure was organized in July, 1999, to acquire operating spring water companies through financing and business combinations. Water Star, through its marketing division, Geyser, bottles and markets spring water from North America's only cold water geyser located in the Bridger/Teton National Forest, Wyoming. It also markets fruit flavored spring water nationally.

        An 8-K Current Report dated March 9, 2001, will be filed with the Securities and Exchange Commission on or before March 26, 2001. Additional information respecting these Agreements will be included therein.
Item 6.   Exhibits and Reports on Form 8-K.

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

                                       THE THEME FACTORY, INC.



Date: 3/19/01                          By/s/David C. Merrell
      -------                          --------------------------------------
                                        David C. Merrell
                                        President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        THE THEME FACTORY, INC.



Date: 3/19/01                            By/s/David C. Merrell
     --------                            ------------------------------------
                                          David C. Merrell
                                          President and
                                          Director