Form 10KSB/A
period 2000-04-30
GEYSER GROUP LTD
filed 2001-06-25
CIK 853833

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                         FORM 10-KSB/A-1

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

     June 20, 2001 - $59. There are approximately 58,831 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          June 20, 2001

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

Holders.
--------

          The number of record holders of the Company's common stock as of the fiscal year ended April 30, 1999, was approximately 73; and as of the fiscal year ended April 30, 2000, it was 97. These numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of June 20, 2001, there were also approximately 97 stockholders.

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

                  RESTATED FINANCIAL STATEMENTS

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

As discussed in Note 4 to the financial statements, certain errors were discovered regarding the valuation of several liability transactions from 1992 through 2000 which resulted in overstatements of the net loss for the years ended April 30, 1992 through 2000 and overstatement of the retained deficit of 1992 through 2000.

/S/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
June 15, 2000, except as to Note 4 which is June 6, 2001

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS

                                                           April 30,
                                                              2000
CURRENT ASSETS

 Cash                                                $             -

  Total Current Assets                                             -

  TOTAL ASSETS                                       $             -


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable (Note 2)                           $             23,502

  Total Current Liabilities                                        23,502

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; authorized 25,000,000 common
  shares at $0.001 par value; 1,418,831 shares
  issued and outstanding                                            1,419
 Additional paid-in capital                                        99,869
 Deficit accumulated during the development stage                (124,790)

  Total Stockholders' Equity (Deficit)                            (23,502)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                  $             -

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Operations
                                                                  From
                                                               Inception on
                                                               November 13,
                               For the Years Ended             1989 Through
                                    April 30,                    April 30,
                               2000              1999              2000
REVENUES                       $       -       $        -      $    -

EXPENSES

 General and administrative         14,533            5,678      34,336

  Total Expenses                    14,533            5,678      34,336

LOSS FROM OPERATIONS               (14,533)          (5,678)    (34,336)

OTHER EXPENSES

 Interest expense                      -                -         30,734

  Total Other Expenses                 -                -        (30,734)

LOSS FROM DISCONTINUED
 OPERATIONS                            -                -        (59,720)

NET LOSS                       $   (14,533)       $  (5,678) $  (124,790)

BASIC LOSS PER SHARE           $     (0.01)       $   (0.00)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
Balance on inception                -     $     -  $     -  $      -

Issuance of common stock from
 inception on November 13, 1989
 to April 30, 1994               22,155        22     90,432       -

Net loss from inception on
 November 13, 1989 through
 April 30, 1994                     -           -        -    (90,454)

Balance, April 30, 1994          22,155        22     90,432  (90,454)

Net loss for the year ended
 April 30, 1995                     -           -        -         -

Balance, April 30, 1995          22,155        22     90,432  (90,454)

Net loss for the year ended
 April 30, 1996                     -           -        -         -

Balance, April 30, 1996          22,155        22     90,432  (90,454)

Net loss for the year ended
 April 30, 1997                     -           -        -         -

Balance, April 30, 1997          22,155        22     90,432  (90,454)

Issuance of common stock
 at $0.10 per share              20,338        20      2,014       -

Issuance of common stock for
 services at $0.10 per share     75,000        75      7,425       -

Issuance of common stock for
 services at $0.001 per share 1,300,000     1,300        -         -

Net loss for the year ended
 April 30, 1998                     -           -        -     (14,126)

Balance, April 30, 1998       1,417,493     1,417     99,871  (104,580)

Net loss for the year ended
 April 30, 1999                     -           -        -      (5,678)

Balance, April 30, 1999       1,417,493   $ 1,417   $ 99,871 $(110,258)

Adjustment to correct
 1-for-100 reverse stock
 split                            1,338         2         (2)      -

Net loss for the year ended
 April 30, 2000                     -           -          -   (14,532)

Balance, April 30, 2000       1,418,831   $ 1,419   $ 99,869 $(124,790)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                                                                  From
                                                               Inception on
                                                               November 13,
                               For the Years Ended             1989 Through
                                    April 30,                    April 30,
                               2000              1999              2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                      $ (14,533)      $  (5,678)     $ (124,790)
 Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Common stock issued for services   -               -            10,834
 Changes in assets and  liabilities:
  Increase (decrease) in
  accrued expenses                   -               -             1,350
  Increase (decrease) in accounts
  payable                         14,533           5,678          23,317

   Net Cash Used by Operating
   Activities                        -               -           (89,289)

CASH FLOWS FROM INVESTING ACTIVITIES -               -               -

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock            -               -            89,289

   Net Cash Provided by Financing
   Activities                        -               -            89,289

NET INCREASE (DECREASE) IN CASH      -               -               -

CASH AT BEGINNING OF PERIOD          -               -               -

CASH AT END OF PERIOD          $     -        $      -          $    -

CASH PAID DURING THE YEAR FOR:

 Interest                      $     -        $      -          $    -
 Income taxes                  $     -        $      -          $    -

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

                                                      April 30,
                                                   2000         1999
       Numerator - loss                    $     (14,533)   $   (5,678)
       Denominator - weighted average number of
         shares outstanding                    1,417,493     1,417,493

       Basic Loss Per Share                $       (0.01)   $    (0.00)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          April 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Provision for Taxes

       At April 30, 2000, the Company had net operating loss carryforwards of approximately $124,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 July 31, 2000 and April 30, 2000


NOTE 4 -  CORRECTION OF ERROR

     Subsequent to the original issuance of the July 31, 2000 financial statements, the Company determined that certain tax liabilities were overvalued by $86,810 and accrued interest was overvalued by $81,248. The liabilities were originally booked due to liens placed on the Company by the federal government and State of Pennsylvania. The liens related to 1992 through 1995 taxes due from another company named The Theme Factory, Inc. and not the Company reflected in these financial statements. Interest was also accrued from 1992 through 2000 for these past due taxes. Correction of these errors had the following effect on the previously reported net loss for the years ended April 30, 2000 and 1999 and from inception on November 13, 1989 through April 30, 2000 and has an equal overstatement of retained deficit for the years ended April 30, 2000 and 1999 and from inception on November 13, 1989 through April 30, 2000.

                                     For the Year Ended April 30, 2000
                                    Originally      As
                                      Reported  Restated    Difference

       Liabilities            $       191,560 $   23,502   $ 168,058(1)
       Net Loss               $        23,214 $   14,533   $   8,681(2)
       Loss Per Share         $         (0.02)$    (0.01)  $    0.01(2)

                                     For the Year Ended April 30, 1999
                                    Originally      As
                                      Reported  Restated    Difference

       Net Loss               $        14,359 $    5,678   $   8,681(2)
       Loss Per Share         $         (0.01)$    (0.00)  $    0.01(2)

                                    From Inception on November 13, 1989
                                            Through July 31, 2000

                                    Originally      As
                                      Reported   Restated   Difference

       Net Loss               $       292,848 $  124,790   $ 168,058(1)

       (1) Relates to taxes payable of $86,810 and accrued interest of $83,418.

       (2) Relates to interest expense for the respective periods.

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

None.

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

                              THE THEME FACTORY, INC.


Date: 6/22/01                   By/s/David C. Merrell
                                David C. Merrell, President and Director


Date: 6/22/01                   By/s/Todd D. Ross
                                Todd D. Ross, Secretary/Treasurer and
                                Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              THE THEME FACTORY, INC.


Date: 6/22/01                   By/s/David C. Merrell
                                David C. Merrell, President and Director


Date: 6/22/01                   By/s/Todd D. Ross
                                Todd D. Ross, Secretary/Treasurer and
                                Director