Form 10QSB/A
period 2000-07-30
GEYSER GROUP LTD
filed 2001-06-25
CIK 853833

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB/A1

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

                 RESTATED FINANCIAL STATEMENTS

                 July 31, 2000 and April 30, 2000

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                 July 31,     April 30,
                                                   2000        2000
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $             -      $      -

  Total Current Assets                                  -             -

  TOTAL ASSETS                            $             -      $      -


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable (Note 2)                $             29,999 $   23,502

  Total Liabilities                                     29,999     23,502

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; authorized 25,000,000 common
  shares at $0.001 par value; 1,418,831 shares
  issued and outstanding                                 1,419      1,419
 Additional paid-in capital                             99,869     99,869
 Deficit accumulated during the development stage     (131,287)  (124,790)

  Total Stockholders' Equity (Deficit)                 (29,999)   (23,502)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                       $             -      $      -

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                 From
                                                             Inception on
                                                              November 13,
                                  For the Three Months Ended 1989 Through
                                              July 31,          July 31,
                                      2000           1999        2000
REVENUES                       $             -       $    -      $        -

EXPENSES

 General and administrative                   6,497       -          40,833

  Total Expenses                              6,497       -          40,833

LOSS FROM OPERATIONS                         (6,497)      -         (40,833)

OTHER EXPENSES

 Interest expense                             -           -          30,734

  Total Other Expenses                        -           -         (30,734)

LOSS FROM DISCONTINUED
 OPERATIONS                                   -           -         (59,720)

NET LOSS                       $             (6,497)$     -       $(131,287)

BASIC LOSS PER SHARE           $              (0.00)$    (0.00)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
Balance on inception                -     $     -  $     -  $      -

Issuance of common stock from
 inception on November 13, 1989
 to April 30, 1994               22,155        22     90,432       -

Net loss from inception on
 November 13, 1989 through
 April 30, 1994                     -           -        -    (90,454)

Balance, April 30, 1994          22,155        22     90,432  (90,454)

Net loss for the year ended
 April 30, 1995                     -           -        -        -

Balance, April 30, 1995          22,155        22     90,432  (90,454)

Net loss for the year ended
 April 30, 1996                     -           -        -        -

Balance, April 30, 1996          22,155        22     90,432  (90,454)

Net loss for the year ended
 April 30, 1997                     -           -        -        -

Balance, April 30, 1997          22,155        22     90,432  (90,454)

Issuance of common stock
 at $0.10 per share              20,338        20      2,014       -

Issuance of common stock for
 services at $0.10 per share     75,000        75      7,425       -

Issuance of common stock for
 services at $0.001 per share 1,300,000     1,300        -         -

Net loss for the year ended
 April 30, 1998                     -           -        -     (14,126)

Balance, April 30, 1998       1,417,493     1,417     99,871  (104,580)

Net loss for the year ended
 April 30, 1999                     -           -        -      (5,678)

Balance, April 30, 1999       1,417,493   $ 1,417   $ 99,871 $(110,258)

Adjustment to correct
 1-for-100 reverse stock
 split                            1,338         2         (2)      -

Net loss for the year ended
 April 30, 2000                     -           -          -   (14,532)

Balance, April 30, 2000       1,418,831   $ 1,419   $ 99,869 $(124,790)

Net loss for the three
months ended July 31, 2000
(unaudited)                         -           -          -    (6,497)

Balance, July 31, 2000
(unaudited)                   1,418,831   $ 1,419   $ 99,869 $(131,287)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                 From
                                                             Inception on
                                                              November 13,
                                  For the Three Months Ended 1989 Through
                                              July 31,          July 31,
                                      2000           1999        2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                      $         (6,497) $          -  $   (131,287)
 Adjustments to reconcile net loss in
  operating activities:
  Common stock issued for services            -             -        10,834
 Changes in assets and  liabilities:
  Increase (decrease) in accrued expenses     -             -         1,350
  Increase (decrease) in accounts payable 6,497             -        29,814

   Net Cash Used by Operating Activities      -             -       (89,289)

CASH FLOWS FROM INVESTING ACTIVITIES          -             -             -

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock                     -             -        89,289

   Net Cash Provided by Financing
    Activities                                -             -        89,289

NET INCREASE (DECREASE) IN CASH               -             -             -

CASH AT BEGINNING OF PERIOD                   -             -             -

CASH AT END OF PERIOD               $         -       $     -      $      -

CASH PAID DURING THE YEAR FOR:

 Interest                           $         -       $     -      $      -
 Income taxes                       $         -       $     -      $      -

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

                                                  For the Three Months Ended
                                                            July 31,
                                                   2000               1999


       Numerator - loss                    $             (6,497) $        -
       Denominator - weighted average number of
         shares outstanding                           1,418,831   1,417,493

       Basic Loss Per Share                $              (0.00) $    (0.00)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 July 31, 2000 and April 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Provision for Taxes

       At April 30, 2000, the Company had net operating loss carryforwards of approximately $131,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 July 31, 2000 and April 30, 2000


NOTE 4 -  CORRECTION OF ERROR

     Subsequent to the original issuance of the July 31, 2000 financial statements, the Company determined that certain tax liabilities were overvalued by $86,810 and accrued interest was overvalued by $83,418. The liabilities were originally booked due to liens placed on the Company by the federal government and State of Pennsylvania. The liens related to 1992 through 1995 taxes due from another company named The Theme Factory, Inc. and not the Company reflected in these financial statements. Interest was also accrued from 1992 through 2000 for these past due taxes. Correction of these errors had the following effect on the previously reported net loss for the three months ended July 31, 2000 and 1999 and from inception on November 13, 1989 through July 31, 2000 and has an equal overstatement of retained deficit for the three months ended July 31, 2000 and the year ended April 30, 2000 and from inception on November 13, 1989 through July 31, 2000.

                                 For the Three Months Ended July 31, 2000
                                    Originally     As
                                      Reported  Restated    Difference

       Liabilities            $       200,227 $   29,999   $ 170,228(1)
       Net Loss               $         8,667 $    6,497   $   2,170(2)
       Loss Per Share         $         (0.01)$    (0.00)  $    0.01(2)

                                     For the Year Ended April 30, 2000
                                    Originally      As
                                      Reported  Restated    Difference

       Liabilities            $       191,560 $   23,502   $ 168,058(3)
       Net Loss               $        23,214 $   14,533   $   8,681(2)
       Loss Per Share         $         (0.02)$    (0.01)  $    0.01(2)

                                 For the Three Months Ended July 31, 1999
                                    Originally      As
                                      Reported   Restated   Difference

       Net Loss               $        14,359 $    5,678   $   8,681(2)
       Loss Per Share         $         (0.01)$    (0.00)  $    0.01(2)

                                    From Inception on November 13, 1989
                                            Through July 31, 2000

                                    Originally      As
                                      Reported   Restated   Difference

       Net Loss               $       301,515 $  131,287   $ 170,228(1)

       (1) Relates to taxes payable of $86,810 and accrued interest of $83,418.

       (2) Relates to interest expense for the respective periods.

       (3) Relates to taxes payable of $86,810 and accrued interest of $81,248.

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 July 31, 2000 and April 30, 2000


NOTE 5 -   SUBSEQUENT EVENTS

       During February 2001:

       a. The Company approved a 3-for-1 dividend to its shareholders, all references to common stock have been retroactively restated.

       b. The Company acquired 100% of outstanding securities of AquaPure, in consideration of the exchange of an aggregate total of 7,000,000 shares of common stock.

       c. The Company acquired 100% of outstanding securities of Water Star in consideration of the exchange of an aggregate total of 7,650,000 shares of common stock.

       d. The AquaPure Agreement and the Water Star Agreement were closed simultaneously.

       e. The Company changed its name to Geyser Group, Ltd. in connection with the reverse merger.

       The acquisitions of Water Stare and AquaPure will be accounted for as a reverse merger.

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

     At July 31, 2000, the Company had $0 in assets and $29,999 in liabilities. The Company had no revenues for the three months ended July 31, 2000 and 1999, with $6,497 and $0 in expenses, for net losses of ($6,497) and ($0), respectively.

Liquidity
---------

     At July 31, 2000, the Company had no current assets, with total current liabilities of $29,999. Total stockholder's equity was ($29,999).

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

                                       THE THEME FACTORY, INC.



Date: 6/22/01                          By/s/David C. Merrell
      -------                          --------------------------------------
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        THE THEME FACTORY, INC.



Date: 6/22/01                          By/s/David C. Merrell
     --------                            ------------------------------------
                                         David C. Merrell
                                         President and
                                         Director


Date: 6/22/01                          By/s/Todd D. Ross
     --------                            ------------------------------------
                                         Todd D. Ross
                                         Secretary/Treasurer and Director