Form 10QSB/A
period 2000-10-31
GEYSER GROUP LTD
filed 2001-06-25
CIK 853833

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

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)

                  RESTATED FINANCIAL STATEMENTS

               October 31, 2000 and April 30, 2000

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                 October 31,     April 30,
                                                   2000            2000
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $             -      $      -

  Total Current Assets                                  -             -

  TOTAL ASSETS                            $             -      $      -


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable (Note 2)                $             30,829 $   23,502

  Total Liabilities                                     30,829     23,502

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; authorized 25,000,000 common
  shares at $0.001 par value; 1,418,831 shares
  issued and outstanding                                 1,419      1,419
 Additional paid-in capital                             99,869     99,869
 Deficit accumulated during the development stage     (132,117)  (124,790)

  Total Stockholders' Equity (Deficit)                 (30,829)   (23,502)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                       $             -      $      -

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                 From
                                                             Inception on
                       For the Three      For the Six        November 13,
                       Months Ended      Months Ended        1989 Through
                       October 31,        October 31,        October 31,
                     2000        1999  2000         1999        2000
REVENUES            $     -   $    -    $      -   $      -   $      -

EXPENSES

 General and
 administrative           830    9,599       7,327      9,599     41,663

  Total Expenses          830    9,599       7,327      9,599     41,663

LOSS FROM OPERATIONS     (830)  (9,599)     (7,327)    (9,599)   (41,663)

OTHER EXPENSES

 Interest expense         -        -           -          -       30,734

  Total Other Expenses    -        -           -          -      (30,734)

LOSS FROM DISCONTINUED
 OPERATIONS               -        -           -          -      (59,720)

NET LOSS              $  (830)$ (9,599)   $ (7,327)  $ (9,599) $(132,117)

BASIC LOSS PER SHARE  $ (0.00)$  (0.01)   $  (0.01)  $  (0.01)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
Balance on inception                -     $     -  $     -  $      -

Issuance of common stock from
 inception on November 13, 1989
 to April 30, 1994               22,155        22     90,432       -

Net loss from inception on
 November 13, 1989 through
 April 30, 1994                     -           -        -    (90,454)

Balance, April 30, 1994          22,155        22     90,432  (90,454)

Net loss for the year ended
 April 30, 1995                     -           -        -         -

Balance, April 30, 1995          22,155        22     90,432  (90,454)

Net loss for the year ended
 April 30, 1996                     -           -        -         -

Balance, April 30, 1996          22,155        22     90,432  (90,454)

Net loss for the year ended
 April 30, 1997                     -           -        -         -

Balance, April 30, 1997          22,155        22     90,432  (90,454)

Issuance of common stock
 at $0.10 per share              20,338        20      2,014       -

Issuance of common stock for
 services at $0.10 per share     75,000        75      7,425       -

Issuance of common stock for
 services at $0.001 per share 1,300,000     1,300        -         -

Net loss for the year ended
 April 30, 1998                     -           -        -     (14,126)

Balance, April 30, 1998       1,417,493     1,417     99,871  (104,580)

Net loss for the year ended
 April 30, 1999                     -           -        -      (5,678)

Balance, April 30, 1999       1,417,493   $ 1,417   $ 99,871 $(110,258)

Adjustment to correct
 1-for-100 reverse stock
 split                            1,338         2         (2)      -

Net loss for the year ended
 April 30, 2000                     -           -          -   (14,532)

Balance, April 30, 2000       1,418,831   $ 1,419   $ 99,869 $(124,790)

Net loss for the three
months ended October 31, 2000
(unaudited)                         -           -          -    (7,327)

Balance, October 31, 2000
(unaudited)                   1,418,831   $ 1,419   $ 99,869 $(132,117)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                 From
                                                             Inception on
                       For the Three      For the Six        November 13,
                       Months Ended      Months Ended        1989 Through
                       October 31,        October 31,        October 31,
                     2000        1999  2000         1999        2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss            $  (830)  $ (9,599) $ (7,327) $  (9,599) $(132,117)
 Adjustments to
 reconcile net loss in
 operating activities:
  Common stock issued
  for services           -          -         -          -       10,834
 Changes in assets and
 liabilities:
  Increase (decrease)
  in accrued expenses    -          -         -          -        1,350
  Increase (decrease)
  in accounts payable    830      9,599     7,327      9,599     30,644

   Net Cash Used by
   Operating Activities  -          -         -          -      (89,289)

CASH FLOWS FROM
INVESTING ACTIVITIES     -          -         -          -          -

CASH FLOWS FROM
FINANCING ACTIVITIES

 Issuance of common
 stock                   -          -         -          -       89,289

   Net Cash Provided
   by Financing
   Activities            -          -         -          -       89,289

NET INCREASE (DECREASE)
IN CASH                  -          -         -          -          -

CASH AT BEGINNING OF
PERIOD                   -          -         -          -          -

CASH AT END OF PERIOD $  -       $  -      $  -      $   -     $    -

CASH PAID DURING THE
YEAR FOR:

 Interest             $  -       $  -      $  -      $   -     $    -
 Income taxes         $  -       $  -      $  -      $   -     $    -

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

                                     For the                  For the
                               Three Months Ended         Six Months Ended
                                   October 31,              October 31,
                                2000         1999        2000         1999

       Numerator - loss        $   (830)  $ (9,599)   $  (7,327)  $  (9,599)
       Denominator - weighted
        average number of
        shares outstanding    1,418,831  1,418,831    1,418,831   1,418,831

       Basic Loss Per Share     $ (0.00)   $ (0.01)     $ (0.01)    $ (0.01)

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

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               October 31, 2000 and April 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Provision for Taxes

       At October 31, 2000, the Company had net operating loss carryforwards of approximately $132,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               October 31, 2000 and April 30, 2000


NOTE 4 -  CORRECTION OF ERROR

     Subsequent to the original issuance of the October 31, 2000 financial statements, the Company determined that certain tax liabilities were overvalued by $86,810 and accrued interest was overvalued by $85,588. The liabilities were originally booked due to liens placed on the Company by the federal government and State of Pennsylvania. The liens related to 1992 through 1995 taxes due from another company named The Theme Factory, Inc. and not the Company reflected in these financial statements. Interest was also accrued from 1992 through 2000 for these past due taxes. Correction of these errors had the following effect on the previously reported net loss for the three months and six months ended October 31, 2000 and 1999 and from inception on November 13, 1989 through October 31, 2000 and has an equal overstatement of retained deficit for the three months and six months ended July 31, 2000 and the year ended April 30, 2000 and from inception on November 13, 1989 through October 31, 2000.
                              For the Three Months Ended October 31, 2000
                                    Originally     As
                                      Reported  Restated    Difference

       Liabilities            $       203,227 $   30,829   $  172,398(1)
       Net Loss               $         3,000 $      830   $    2,170(2)
       Loss Per Share         $         (0.00)$    (0.00)         -  (4)

                               For the Six Months Ended October 31, 2000
                                    Originally     As
                                      Reported  Restated    Difference

       Liabilities            $       203,227 $   30,829   $  172,398(1)
       Net Loss               $        11,667 $    7,327   $    4,340(2)
       Loss Per Share         $         (0.01)$    (0.01)           -(4)

                                     For the Year Ended April 30, 2000
                                    Originally     As
                                      Reported   Restated   Difference

       Liabilities            $       191,560 $    23,502   $ 168,058(3)
       Net Loss               $        23,214 $    14,533   $   8,681(2)
       Loss Per Share         $         (0.02)$     (0.01)  $    0.01(2)

                               For the Three Months Ended October 31, 1999
                                    Originally     As
                                      Reported   Restated   Difference

       Net Loss               $         3,000 $       830   $   2,170(2)
       Loss Per Share         $         (0.00)$     (0.00)  $     -  (4)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               October 31, 2000 and April 30, 2000


NOTE 4 - CORRECTION OF ERROR (Continued)

                                 For the Six Months Ended October 31, 1999
                                    Originally     As
                                      Reported  Restated    Difference

       Net Loss                $       13,939 $    9,599    $   4,340(2)
       Loss Per Share          $        (0.01)$    (0.01)         -  (4)

                                   From Inception on November 13, 1989
                                         Through October 31, 2000

                                    Originally     As
                                      Reported  Restated    Difference

       Net Loss               $       304,515 $  132,117    $ 172,398(1)

       (1) Relates to taxes payable of $86,810 and accrued interest of $85,588.

       (2) Relates to interest expense for the respective periods.

       (3) Relates to taxes payable of $86,810 and accrued interest of $81,248.

       (4) The loss per share was not effected by the correction of errors.

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

       d.The AquaPure Agreement and the Water Star Agreement were closed simultaneously.

       e.The Company changed its name to Geyser Group, Ltd. in connection with the reverse merger.

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

     At October 31, 2000, the Company had $0 in assets and $30,829 in liabilities. The Company had no revenues for the three months ended October 31, 2000 and 1999, with $830 and $9,599 in expenses, for net losses of ($830) and ($9,599), respectively. The Company had no revenues for the six months ended October 31, 2000 and 1999, with $7,327 and $9,599 in expenses, for net losses of ($7,327) and ($9,599), respectively.

Liquidity
---------

     At October 31, 2000, the Company had no current assets, with total current liabilities of $30,829. Total stockholder's equity was ($30,829).

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

                                       THE THEME FACTORY, INC.



Date: 6/22/01                           By/s/David C. Merrell
      --------                          --------------------------------------
                                        David C. Merrell
                                        President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        THE THEME FACTORY, INC.



Date: 6/22/01                             By/s/David C. Merrell
     ---------                            ------------------------------------
                                          David C. Merrell
                                          President and
                                          Director