Form 10QSB/A
period 2001-01-31
GEYSER GROUP LTD
filed 2001-06-25
CIK 853833

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB/A-1

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

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)

                  RESTATED FINANCIAL STATEMENTS

               January 31, 2001 and April 30, 2000

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                            January 31,        April 30,
                                               2001              2000
                                            (Unaudited)
CURRENT ASSETS

 Cash                                     $             -      $        -

  Total Current Assets                                  -               -

  TOTAL ASSETS                            $             -      $        -


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable (Note 2)                $        32,514      $   23,502
  Total Liabilities                                32,514          23,502

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; authorized 25,000,000 common
  shares at $0.001 par value; 4,256,493 shares
  issued and outstanding                            4,256           4,256
  Additional paid-in capital                       97,032          97,032
 Deficit accumulated during the development stage(133,802)       (124,790)

  Total Stockholders' Equity (Deficit)            (32,514)        (23,502)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                       $             -      $        -

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     From
                                                                  Inception on
                                                                  November 13,
                             For the           For The
                       Three Months Ended Nine Months Ended       1989 Through
                            January 31,      January 31,          January 31,
                       2001        2000    2001        2000          2001
REVENUES              $       -  $     -  $      -   $     -    $       -

EXPENSES

General and
administrative            1,685    1,579     9,012     11,178      43,348

  Total Expenses          1,685    1,579     9,012     11,178      43,348

LOSS FROM OPERATIONS     (1,685)  (1,579)   (9,012)   (11,178)    (43,348)

OTHER EXPENSES

Interest expense              -        -         -          -      30,734

  Total Other Expenses        -        -         -          -     (30,734)

LOSS FROM DISCONTINUED
 OPERATIONS                   -        -         -          -     (59,720)

NET LOSS              $  (1,685) $(1,579) $ (9,012) $ (11,178) $ (133,802)

BASIC LOSS PER SHARE  $   (0.00) $ (0.00) $  (0.00) $   (0.00)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
Balance on inception                -     $     -  $     -  $      -

Issuance of common stock from
 inception on November 13, 1989
 to April 30, 1994               66,465        67     90,387       -

Net loss from inception on
 November 13, 1989 through
 April 30, 1994                     -           -        -    (90,454)

Balance, April 30, 1994          66,465        67     90,387  (90,454)

Net loss for the year ended
 April 30, 1995                     -           -        -          -

Balance, April 30, 1995          66,465        67     90,387  (90,454)

Net loss for the year ended
 April 30, 1996                     -           -        -          -

Balance, April 30, 1996          66,465        67     90,387  (90,454)

Net loss for the year ended
 April 30, 1997                     -           -        -          -

Balance, April 30, 1997          66,465        67     90,387  (90,454)

Issuance of common stock
 at $0.10 per share              61,014        60      1,974       -

Issuance of common stock for
 services at $0.10 per share    225,000       225      7,275       -

Issuance of common stock for
 services at $0.001 per share 3,900,000     3,900     (2,600)      -

Net loss for the year ended
 April 30, 1998                     -           -        -     (14,126)

Balance, April 30, 1998       4,252,479     4,252     97,036  (104,580)

Net loss for the year ended
 April 30, 1999                     -           -        -      (5,678)

Balance, April 30, 1999       4,252,479   $ 4,252   $ 97,036 $(110,258)

Adjustment to correct
 1-for-100 reverse stock
 split                            4,014         4         (4)      -

Net loss for the year ended
 April 30, 2000                     -           -          -   (14,532)

Balance, April 30, 2000       4,256,493   $ 4,256   $ 97,032 $(124,790)

Net loss for the nine
months ended January 31, 2001
(unaudited)                         -           -          -    (9,012)

Balance, January 31, 2001
(unaudited)                   4,256,493   $ 4,256   $ 97,032 $(133,802)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                     From
                                                                  Inception on
                                                                  November 13,
                             For the           For The
                       Three Months Ended Nine Months Ended       1989 Through
                            January 31,      January 31,          January 31,
                       2001        2000    2001        2000          2001
CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss                 $ (1,685)   $ (1,579) $ (9,012) $(11,178) $(133,802)
Adjustments to reconcile
net loss in operating
activities:
  Common stock issued for
  services                      -           -         -         -     10,834
Changes in assets and
liabilities:
  Increase (decrease) in
  accrued expenses              -           -         -         -      1,350
  Increase (decrease) in
  accounts payable          1,685       1,579     9,012    13,348     32,329

     Net Cash Used by
     Operating Activities       -           -         -         -    (89,289)

CASH FLOWS FROM INVESTING
ACTIVITIES                      -           -         -         -          -

CASH FLOWS FROM FINANCING
ACTIVITIES

  Issuance of common stock      -           -         -         -     89,289

     Net Cash Provided by
     Financing Activities       -           -         -         -     89,289

NET INCREASE (DECREASE)
IN CASH                         -           -         -         -          -

CASH AT BEGINNING OF PERIOD     -           -         -         -          -

CASH AT END OF PERIOD      $    -      $    -    $    -    $    -   $      -

CASH PAID DURING THE YEAR FOR:

Interest                   $    -      $    -    $    -    $    -   $      -
Income taxes               $    -      $    -    $    -    $    -   $      -

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

                                         For the             For the
                                    Three Months Ended  Nine Months Ended
                                        January 31,         January 31,
                                    2001        2000    2001        2000

       Numerator - loss             $ (1,685) $ (1,579) $ (9,012) $(11,178)
       Denominator - weighted
        average number of
        shares outstanding          4,256,493 4,256,493 4,256,493 4,256,493

       Basic Loss Per Share         $   (0.00)$   (0.00)$   (0.00)$  (0.00)

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

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               January 31, 2001 and April 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Provision for Taxes

       At January 31, 2001, the Company had net operating loss carryforwards of approximately $133,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements because the Company believes the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               January 31, 2001 and April 30, 2000

NOTE 4 - CORRECTION OF ERROR

       Subsequent to the original issuance of the January 31, 2001 financial statements, the Company determined that certain tax liabilities were overvalued by $86,810 and accrued interest was overvalued by $85,588. The liabilities were originally booked due to liens placed on the Company by the federal government and State of Pennsylvania. The liens related to 1992 through 1995 taxes due from another company named The Theme Factory, Inc. and not the Company reflected in these financial statements. Interest was also accrued from 1992 through 2000 for these past due taxes. Correction of these errors had the following effect on the previously reported net loss for the three months and nine months ended January 31, 2001 and 2000 and from inception on November 13, 1989 through January 31, 2001 and has an equal overstatement of retained deficit for the three months and nine months ended January 31, 2001 and for the year ended April 30, 2000 and from inception on November 13, 1989 through January 31, 2001.

                               For the Three Months Ended January 31, 2001
                                    Originally      As
                                      Reported  Restated   Difference

       Liabilities              $     204,912   $ 32,514   $   172,398(1)
       Net Loss                 $       1,685   $  1,685   $        - (4)
       Loss Per Share           $       (0.00)  $  (0.00)  $        - (4)

                               For the Nine Months Ended January 31, 2001
                                    Originally      As
                                      Reported  Restated   Difference

       Liabilities              $     204,912   $ 32,514   $   172,398(1)
       Net Loss                 $      13,352   $  9,012   $     4,340(2)
       Loss Per Share           $       (0.00)  $  (0.00)           - (4)

                                   For the Year Ended April 30, 2000
                                    Originally     As
                                      Reported  Restated   Difference

       Liabilities              $     191,560   $ 23,502   $   168,058(3)
       Net Loss                 $      23,214   $ 14,533   $     8,681(2)
       Loss Per Share           $       (0.02)  $  (0.01)  $      0.01(2)

                               For the Three Months Ended January 31, 2000
                                    Originally     As
                                      Reported  Restated   Difference

       Net Loss                 $       3,749   $ 1,579    $     2,170(2)
       Loss Per Share           $       (0.00)  $ (0.00)   $         -(4)

                     THE THEME FACTORY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               January 31, 2001 and April 30, 2000


NOTE 4 -  CORRECTION OF ERROR (Continued)

                             For the Nine Months Ended January 31, 2000
                                    Originally     As
                                      Reported  Restated   Difference

       Net Loss                 $      17,688   $11,178    $     6,510(2)
       Loss Per Share           $       (0.00)  $ (0.00)             -(4)

                                 From Inception on November 13, 1989
                                       Through January 31, 2001
                                    Originally     As
                                      Reported  Restated   Difference

       Net Loss                 $     306,200   $133,802   $172,398(1)

       (1)                    Relates to taxes payable of $86,810 and
                              accrued interest of $85,588.

       (2)                    Relates to interest expense for the
                              respective periods.

       (3)                    Relates to taxes payable of $86,810 and
                              accrued interest of $81,248.

       (4)                    The correction of errors did not change
                              this item.

NOTE 4 - SUBSEQUENT EVENTS

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

     At January 31, 2001, the Company had $0 in assets and $32,514 in liabilities. The Company had no revenues for the three months ended January 31, 2001 and 2000, with $1,685 and $1,579 in expenses, for net losses of ($1,685) and ($1,579), respectively. The Company had no revenues for the nine months ended January 31, 2001 and 2000, with $9,012 and $11,178 in expenses, for net losses of ($9,012) and ($11,178), respectively.

Liquidity.
----------

     At January 31, 2001, the Company had no current assets, with total current liabilities of $32,514. Total stockholder's equity was ($32,514).

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