Form 10QSB
period 2001-03-31
GEYSER GROUP LTD
filed 2001-09-21
CIK 853833

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB

[ ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended
                          --------------

[x ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from January 1, 2001 to March 31, 2001
                                    ---------------    --------------

                        Commission File No. 000-24459
                                            ---------

                               GEYSER GROUP, LTD.
                      -----------------------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                              62-1386351
         ------                                              ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     805 E. Hillsboro Blvd., 2nd Floor
                         Deerfield Beach, FL 33441
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number: (954) 725-8988

                    205 East Southern Avenue, Suite #200
                            Mesa, Arizona 85210
                            -------------------
          (Former Name or Former Address if Changed Since Last Report)

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

                              March 31, 2001

                          Common - 8,750,000 shares

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

                        GEYSER GROUP LTD.
                  (A Development Stage Company)
                    Consolidated Balance Sheet
                                                 March 31,       March 31,
                                                  2001             2000
                                                 Unaudited       Unaudited
ASSETS

Current Assets
   Cash                                      $32,083          $  9,215
   Receivables                                31,620           105,582

TOTAL CURRENT ASSETS                          63,703           114,797

Fixed asset, net of depreciation              18,249            23,297

Investments                                    8,458                 -

Other assets                                     596               596
                                             -------          --------
TOTAL ASSETS                                 $91,006          $138,690
                                             -------          --------
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current Liabilities:
   Payables                                   51,336            23,022

Shareholders Equity (Deficit):

   Common stock, authorized 25,000,000
   common shares at $.001 Par Value, Issued
   and outstanding 8,750,000 shares and
   1,418,831 shares                            8,750             1,419
   Additional Paid in Capital                166,197           239,039
   Deficit accumulated during development
   stage                                    (135,277)         (124,790)
                                            --------          --------
TOTAL SHAREHOLDERS EQUITY                     37,670           115,668
                                            --------          --------
TOTAL LIABILITIES AND EQUITY                  91,006           138,690
                                            --------          --------

                        GEYSER GROUP LTD.
                  (A Development Stage Company)
                 Consolidated Statement of Income
                            Unaudited

                                             For the Three      For the Six
                                             Months Ended       Months Ended
                                                 2001               2000
Revenues                                   $      -           $      -

Expenses                                   $ 46,802           $ 20,861

(Loss) from operations                    ($ 46,802)         ($ 20,861)

                        GEYSER GROUP LTD.
                  (A Development Stage Company)
               Consolidated Statement of Cash Flows
                            Unaudited

                                                    Three Months Ended
                                           March 31, 2001        June 30, 2001
Cash Flow from Operating Activities:
  Net (Loss) for the period                ($ 46,802)          ($ 20,802)
  Adjustments to reconcile
    Net (Loss) in Operating Activities:
      Common Stock issued for services           654                   -
      Unaccounted for difference               4,012                   -
      Changes in Assets and Liabilities:
        (Increase) in receivables             31,620             (12,063)
        Increase in Payables                   8,888                   -
                                           ---------            --------
NET CASH USED BY OPERATING ACTIVITIES         64,868              32,953

Cash Flow from Investing Activities                -                   -

Cash Flow from Financing Activities:
  Issuance of Common Stock                    70,000               5,000
                                           ---------            --------
Net Increase (Decrease) in Cash                5,132             (27,953)

Cash at beginning of Period                   26,951              32,083
                                           ---------            --------
Cash at end of Period                         32,083               4,130
                                           ---------            --------
Non Cash Transactions:
  Issuance of Common Stock for Acquisitions    8,458                   -

Cash paid during the period for:
  Interest                                         -                   -
  Income Taxes                                     -                   -

                         GEYSER GROUP LTD.
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2001


Note 1:
Organization

The Company was organized in the State of Nevada on November 13, 1989, and AquaPure International, Inc. was organized in the State of Nevada in July 1999.

Provision for Taxes

At March 31, 2001 the Company had net operating loss carryforwards of approximately $180,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements because the Company believes that the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits are not reflected herein.

Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management , are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

Note 2:

Accounts Payable and Account Receivable

$34,728 of accounts payable are due to related parties, and $31,620 of accounts receivable are due from related parties.

                        GEYSER GROUP LTD.
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2001

Note 3:

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the company to seek a merger with an existing operating company. Until that time, the stockholders have committed to covering the operating costs of the Company.

Note 4:

Dividend

The Company, in March 2001, approved a 3 for 1 dividend to its shareholders. All references to common stock have been reflected giving effect to the issuance of these shares.

Note 5:

Merger and Acquisitions

On March 9, 2001 the Company acquired 100% of the outstanding shares of AquaPure International, Inc. (API) in consideration of the exchange of the Company's common stock totaling 9,000,000 shares.

On March 9, 2001 the Company acquired 100% of the outstanding shares of Water Star Bottling, Inc. (WSB), and its 85% owned subsidiary Geyser Products, LLC
(GP) in consideration of the exchange of the Company's common stock totaling 6,650,000 shares.

Both agreements were closed simultaneously.

The Company, formerly known as THE THEME FACTORY , Inc. (TFI), changed it's name to Geyser Group LTD. (GGL).

Both acquisitions were treated as Purchases for accounting purposes, and TFI is the surviving entity of the merger with API.

                        GEYSER GROUP LTD.
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2001

Note: 6

Subsequent Events


On September 14, 2001 WS and GGL mutually agreed to nullify and rescind the acquisition agreement dated March 9, 2001. Thus, these financial statements are prepared eliminating WS and GP retroactively.

On September 14, 2001 2,000,000 shares of common stock of the Company, previously issued as part of the acquisition of API, were cancelled. Thus, these financial statements are prepared eliminating the shares retroactively.

On September 14, 2001 GGL amended its Articles of Incorporation to increase its authorized shares of Common Stock to 50,000,000 and 10,000,000 shares of Preferred stock.

On September 14, 2001 GGL aquired Power Beverage Corp., (PBC) a Florida corporation in exchange for issuing 40,000,000 shares of GGL to PBC. Subsequently, the board of directors of GGL resigned and PBC elected Mr. Edward Arioli as Chairman of the Board and President.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

     The Company intends to continue its business of attempting to acquire spring water companies through financing and business combinations that it has engaged in since it acquired all the outstanding securities of AquaPure International, Inc. on March 9, 2001. See the Company's 8-K Current Report dated March 9, 2001, which has been previously filed with the Securities and Exchange Commission and incorporated herein by reference. See Item 6.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent fiscal years.

     At March 31, 2001, the Company had $91,006 in assets and $51,336 in liabilities. The Company had no revenues for the three months ended March 31, 2001 and 2000, with $46,802 and $20,861 in expenses, for net losses of ($46,802) and ($20,861), respectively.

Liquidity.
----------

     At March 31, 2001, the Company had current assets of $63,703, with total current liabilities of $51,336. Total stockholder's equity was $37,670.

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

         On September 14, 2001 GGL amended its Articles of Incorporation to increase its authorized shares of Common Stock to 50,000,000 and 10,000,000 shares of Preferred stock.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the second quarter of the fiscal year covered by this Report or during the two previous fiscal years.

Item 5.   Other Information.

         (i) The Company has adopted a calendar year end in lieu of its April 30 year end, and will be filing its Annual Report on Form 10-KSB for the year ended December 31, 2001, when the same is due by Securities and Exchange Commission general rules and regulations. This 10-QSB Quarterly Report for the quarter ended March 31, 2001, is a Transition Report.

         (ii) On September 14, 2001, the Company and Water Star Bottling, Inc., a Wyoming corporation ("WSB"), rescinded the Definitive Agreement pursuant to which the Company acquired all of the outstanding securities of WSB, including WSB's 85% owned subsidiary, Geyser Products, LLC ("Geyser Products"). An 8-K Current Report respecting this rescission shall be filed with the Securities and Exchange Commission on or before September 29, 2001, which will include a copy of the Rescission and Settlement Agreement executed in this respect. The Rescission and Settlement Agreement provides, among other things, for the cancellation of the 6,650,000 shares of the Company's common stock that were issued to the stockholders of WSB under the Definitive Agreement; and for the Company to change its name so that WSB can retain the name "Geyser." The Board of Directors has not yet selected a new name for the Company.

        (iii) On September 14, 2001 GGL aquired Power Beverage Corp., (PBC) a Florida corporation in exchange for issuing 40,000,000 shares of GGL to PBC. Subsequently, the board of directors of GGL resigned and PBC elected Mr. Edward Arioli as Chairman of the Board and President.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               8-K Current Report dated March 9, 2001

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GEYSER GROUP, LTD.



Date: 9/21/01                           By/s/Edward Arioli
      -------                             ------------------------------------
                                          Edward Arioli, President
                                          and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        GEYSER GROUP, LTD.



Date: 9/21/01                           By/s/Edward Arioli
     --------                             ------------------------------------
                                          Edward Arioli, President
                                          and Director