Form 10QSB
period 2001-06-30
GEYSER GROUP LTD
filed 2001-09-21
CIK 853833

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB

[X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001
                           -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    --------------

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

                                June 30, 2001

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

                        GEYSER GROUP LTD.
                  (A Development Stage Company)
                    Consolidated Balance Sheet
                                                 June 30,         June 30,
                                                  2001             2000
                                                 Unaudited       Unaudited
ASSETS

Current Assets
   Cash                                      $ 4,130          $    (80)
   Receivables                                43,683           137,659

TOTAL CURRENT ASSETS                          47,813           137,579

Fixed asset, net of depreciation              18,249            23,297

Investments                                    8,458                 -

Other assets                                     596               596
                                             -------          --------
TOTAL ASSETS                                 $75,116          $161,472
                                             -------          --------
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current Liabilities:
   Payables                                   51,336            27,660

Shareholders Equity (Deficit):

   Common stock, authorized 25,000,000
   common shares at $.001 Par Value, Issued
   and outstanding 8,750,000 shares and
   1,418,831 shares                            8,750             1,419
   Additional Paid in Capital                150,307           257,183
   Deficit accumulated during development
   stage                                    (135,277)         (124,790)
                                            --------          --------
TOTAL SHAREHOLDERS EQUITY                     23,780           133,812
                                            --------          --------
TOTAL LIABILITIES AND EQUITY                  75,116           161,472
                                            --------          --------

                        GEYSER GROUP LTD.
                  (A Development Stage Company)
                 Consolidated Statement of Income
                            Unaudited

                                          For the Three      For the Six
                                          Months Ended       Months Ended
                                            June 30,           June 30,
                                        2001        2000   2001     2000
Revenues                               $      -   $     -  $     -  $    -

Expenses                               $ 20,890   $16,235  $67,693  $ 37,096

(Loss) from operations                ($ 20,890) ($16,235)($67,693)($ 37,096)

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

                         GEYSER GROUP LTD.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2001


Note 1:
Organization

The Company was organized in the State of Nevada on November 13, 1989, and AquaPure International, Inc. was organized in the State of Nevada in July 1999.

Provision for Taxes

At June 30, 2001 the Company had net operating loss carryforwards of approximately $200,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements because the Company believes that the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits are not reflected herein.

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

                        GEYSER GROUP LTD.
                  NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2001

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

On March 9, 2001 the Company acquired 100% of the outstanding shares of Water Star(WSB), and its 85% owned subsidiary Geyser Products (GP), in consideration of the exchange of the Company's common stock totaling 6,650,000 shares.

Both agreements were closed simultaneously.

The Company, formerly known as THE THEME FACTORY , Inc. (TFI), changed it's name to Geyser Group LTD. (GGL).

Both acquisitions were treated as Purchases for accounting purposes, and TFI is the surviving entity of the merger with API.

                        GEYSER GROUP LTD.
                  NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2001

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

     At June 30, 2001, the Company had $75,116 in assets and $51,336 in liabilities. The Company had no revenues for the three months ended June 31, 2001 and 2000, with $20,890 and $16,235 in expenses, for net losses of ($20,890) and ($16,235), respectively. The Company had no revenues for the six months ended June 30, 2001 and 2000, with $67,693 and $37,096 in expenses, for net losses of ($67,693) and ($37,096), respectively.

Liquidity.
----------

     At June 30, 2001, the Company had current assets of $47,813, with total current liabilities of $51,336. Total stockholder's equity was $23,780.

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