Form 10QSB
period 2001-09-30
XSTREAM BEVERAGE GROUP INC
filed 2001-11-19
CIK 853833

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended September 30, 2001
                            ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    --------------

                        Commission File No. 33-30158-A
                                            ----------

                          XSTREAM BEVERAGE GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         NEVADA                                              62-1386351
-------------------------------                     --------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                        805 E. Hillsboro Blvd., 2nd Floor
                            Deerfield Beach, FL 33441
                     ----------------------------------------
                     (Address of Principal Executive Offices)

                                  (954) 725-8988
                              -------------------------
                              Issuer's Telephone Number

                                 GEYSER GROUP, LTD.
           ------------------------------------------------------------
           (Former Name or Former Address if Changed Since Last Report)


     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes [X]     No [ ]            (2)   Yes [X]      No  [ ]


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                         Yes  [  ]        No  [  ]

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

      State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                            September 30, 2001

                        Common - 1,220,000 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                                  NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

Item 1.   Financial Statements.
          ---------------------

     The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                   XSTREAM BEVERAGE GROUP, INC.
                    Formerly Geyser Group, Ltd.
                  (A Development Stage Company)

                    Consolidated Balance Sheet
                    --------------------------

                                             September 30,    October 31,
                                                 2001             2000
                                              (Unaudited)     (Unaudited)
                                            --------------   -------------
                      ASSETS
                      ------
Current Assets
   Cash                                      $ 4,130          $    -
   Receivables                                43,683               -
                                             -------          --------
TOTAL CURRENT ASSETS                          47,813               -

Fixed asset, net of depreciation              18,249               -

Other assets                                     596               -
                                             -------          --------
TOTAL ASSETS                                 $66,658          $    -
                                             =======          ========

  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
  --------------------------------------------

Current Liabilities:
   Payables                                  451,336            30,829

Shareholders Equity (Deficit):
   Common stock, authorized 50,000,000
   common shares at $.001 Par Value, Issued
   and outstanding 48,800,000 shares and
   1,418,831 shares                           48,800             1,419
   Additional Paid in Capital               (297,351)           99,869
   Deficit accumulated during development
   stage                                    (136,127)         (132,117)
                                            --------          --------
TOTAL SHAREHOLDERS EQUITY                   (384,678            30,829
                                            --------          --------
TOTAL LIABILITIES AND EQUITY                  66,658               -
                                            ========          ========

                         XSTREAM BEVERAGE GROUP, INC.
                         Formerly Geyser Group, Ltd.
                        (A Development Stage Company)

                       Consolidated Statement of Income
                       --------------------------------
                                 (Unaudited)


                                          For the Three             For the Six
                                          Months Ended              Months Ended
                                          September 30,             September 30,
                                         2001        2000        2001          2000
                                      ----------  ---------   ----------    ---------
Revenues                              $      -    $     -     $     -       $    -

Expenses                              $    850    $    830        68,543        7,327
(Loss) from operations               ($    850)  ($    830)  ($   68,543)  ($   7,327)


                         XSTREAM BEVERAGE GROUP, INC.
                         Formerly Geyser Group, Ltd.
                        (A Development Stage Company)

                    Consolidated Statement of Cash Flows
                    ------------------------------------
                                 (Unaudited)

                                                Three Months       Nine Months       Six Months
                                                   Ended              Ended             Ended
                                               Sept. 30, 2001     Sept. 30, 2001    Oct. 30, 2000
                                               --------------     --------------    -------------
Cash Flow from Operating Activities:
  Net (Loss) for the period                    ($        850)     ($      68,543)  ($      7,327)
  Adjustments to reconcile
    Net (Loss) in Operating Activities:
      Common Stock issued for services                    50                 704             -
      Unaccounted for difference                         800               4,813             -
      Changes in Assets and Liabilities:
        (Increase) in receivables                        -               (43,683)            -
      Increase in Payables                               -                 8,888           7,327
                                               -------------      --------------    -------------
NET CASH USED BY OPERATING ACTIVITIES                    -                97,821              -

Cash Flow from Investing Activities                      -                  -                 -

Cash Flow from Financing Activities:
  Issuance of Common Stock                               -               75,000               -
                                               -------------      --------------    -------------
Net Increase (Decrease) in Cash                          -               (22,821)             -

Cash at beginning of Period                            4,130              26,951              -

Cash at end of Period                                  4,130               4,130              -

Non Cash Transactions:
  Issuance of Common Stock for
     Acquisitions                                     40,000              48,458              -

Cash paid during the period for:
    Interest                                             -                   -                -
Income Taxes                                             -                   -                -


                        XSTREAM BEVERAGE GROUP, INC.
                         Formerly Geyser Group, Ltd.

                       NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001

Note 1:
-------

Organization
------------

The Company was organized in the State of Nevada on November 13, 1989, and AquaPure International, Inc. was organized in the State of Nevada in July 1999, and Power Beverage Corp. was organized in the State of Florida in September, 2001.

Provision for Taxes
-------------------

At September 30, 2001 the Company had net operating loss carryforwards of approximately $200,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements because the Company believes that the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits are not reflected herein.

Unaudited Financial Statements
------------------------------

The Company formerly had a fiscal year ending on April 30. During 2001 that was changed to the fiscal year ending on December 31. The financial statements were prepared based on the period from January 1 to September 30, 2001. As a result of the change in fiscal period there are no available statements for 2000 for the period ending at September 30, 2000. Therefore we have used October 30, 2000 as the nearest available comparative statements.

The accompanying unaudited financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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


Note 2:
-------

Accounts Payable and Account Receivable
---------------------------------------

$34,728 of accounts payable are due to related parties, and $31,620 of accounts receivable are due from related parties.

                        XSTREAM BEVERAGE GROUP, INC.
                         Formerly Geyser Group, Ltd.

                       NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001

Note 3:
-------

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the company to seek a merger with an existing operating company.

Note 4:
-------

Dividend
--------

The Company, in March 2001, approved a 3 for 1 dividend to its shareholders. All references to common stock have been reflected giving effect to the issuance of these shares.

Note 5:
-------

Merger and Acquisitions
-----------------------

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

Both agreements were closed simultaneously. On Sept. 14, 2001 Water Star and Geyser Group Ltd. agreed to nullify and rescind the acquisition agreement dated March 9, 2001. Thus, these financial Statements are prepared eliminating Water Star and Geyser Products, and 2,000,000 shares that were issued as part of that agreement were cancelled.

The Company, formerly known as The Theme Factory , Inc. (TFI), changed, its name to Geyser Group Ltd. (GGL).

Both acquisitions were treated as Purchases for accounting purposes, and TFI is the surviving entity of the merger with API. On Sept. 14, 2001 the Company amended its Certificate of Incorporation to increase its authorized shares of Common Stock to 50,000,000 and Preferred Stock was authorized for 10,000,000 shares.

Note 6:
-------

Subsequent Events
-----------------

The Board of directors authorized a 1 for 40 reverse split of its common stock, declared effective for all shareholders as of the record date of October 15, 2001. For every forty (40) shares of Common Stock a shareholder of the Company held prior to the 1:40 Reverse Split, such shareholder will now hold one (1) share of Common Stock post-Reverse Split.

                        XSTREAM BEVERAGE GROUP, INC.
                         Formerly Geyser Group, Ltd.

                       NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001


On Sept. 14, 2001 Power Beverage Corp. acquired 40,000,000 shares of Geyser Group Ltd. in exchange for 100% of the shares of PBC. This transaction is treated as a Purchase. PBC is a subsidiary of GGL. The corporation name has been changed to Xstream Beverage, Inc. The Board of Directors of GGL resigned and Mr. Edward Arioli has been appointed to be Chairman of the Board and President of the Company.

On September 14, 2001 GGL amended its Articles of Incorporation to increase its authorized shares of Common Stock to 50,000,000 and 10,000,000 shares of Preferred stock.

On September 14, 2001 GGL acquired Power Beverage Corp., (PBC) a Florida corporation in exchange for issuing 40,000,000 shares of GGL to PBC. Subsequently, the board of directors of GGL resigned and elected Mr. Edward Arioli as Chairman of the Board and President.

Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

Plan of Operation
-----------------

The Company intends to continue its business of attempting to acquire spring water companies through financing and business combinations that it has engaged in since it acquired all the outstanding securities of AquaPure International, Inc. on March 9, 2001. See the Company's 8-K Report dated March 9, 2001, which has been previously filed with the Securities and Exchange Commission and incorporated herein by reference.

Results of Operations
---------------------

Other than restoring and maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent fiscal years.

At Sept. 30, 2001, the Company had $66,658 in assets and $451,336 in liabilities. The Company had no revenues for the nine months ended Sept. 30, 2001 and Oct. 31, 2000, with $68,543 and $7,327 in expenses, for net losses of ($68,543) and ($7,327), respectively. The Company had no revenues for the Nine months ended Sept. 30, 2001 and six months ended Oct. 31, 2000.

Liquidity
---------

At Sept.30, 2001, the Company had current assets of $47,813, with total current liabilities of $451,336. Total stockholder's equity
(Deficit) is $(384,678).

                     PART II - OTHER INFORMATION
                     ---------------------------

Item 1.   Legal Proceedings.
          ------------------
     Many aspects of our business involve substantial risks of liability, including exposure under federal and state laws. We are attempting to settle a dispute with Mr. David C. Merrell involving the payment of $400,000 to him in connection with the reverse merger of The Theme Factory, Inc., a company that he controlled and Aqua Pure International, Inc.

Item 2.   Changes in Securities.
          ----------------------

     The Company authorized a 300% dividend (or three [3] shares for each share owned) to each stockholder of the Company, with the dividend to be effective for stockholders of record on March 12, 2001, at 8:00 a.m., Eastern Standard Time, and to be distributed on March 22, 2001. The Company authorized a 1-for-40 reverse stock split [or one [1] shares for each forty [40] shares owned)for its common stock, with the reverse stock effective for stockholders of record on October 12, 2001, at 8:00 a.m., Eastern Standard Time, and to be distributed on October 16, 2001.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the third quarter of the fiscal year covered by this Report or during the two previous fiscal years.

Item 5.   Other Information.
          ------------------

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               8-K Current Report dated March 9, 2001


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      XSTREAM BEVERAGE GROUP, INC.



Date: 11/19/01                        By:/s/Edward Arioli
      --------                           -------------------------------
                                         Edward Arioli, President
                                         and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                      XSTREAM BEVERAGE GROUP, INC.



Date: 11/19/01                        By:/s/Edward Arioli
      --------                           -----------------------------
                                         Edward Arioli, President
                                         and Director