Form 10KSB
period 2001-12-31
XSTREAM BEVERAGE GROUP INC
filed 2002-05-15
CIK 853833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2001

                         Commission File No. 33-30158-A

                          XSTREAM BEVERAGE GROUP, INC.
             (Exact Name of Registrant as specified in its charter)


            NEVADA                                       62-138635
(State or other jurisdiction of              (I.R.S. Employer Identification No.
Incorporation or organization)

                        805 E Hillsboro Blvd., 2nd Floor
                            Deerfield Beach, FL 33441
                            -------------------------
                    (Address of principal executive offices)


                    9005 Cobble Canyon Lane Sandy, Utah 84093
                    -----------------------------------------
          (Former Name or Former Address, if changed from last Report)

                                  (954)725-8988
                                  -------------
                         (Registrant's telephone number)

           Securities registered under Section 12(b) of the Act: None

                   Title of each class to be registered: None

                             Name of exchange: None

        Securities registered pursuant to section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2002 is $5 million.

We had no revenues during our fiscal year ended December 31, 2001.

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING PRECEDING FIVE YEARS.

                                 NOT APPLICABLE

Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES         NO
   -----      -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock , as of the latest practicable date. As of April 30, 2002 , there were 7,325,145 shares of the Company's $0.001 par value common stock issued and outstanding.

                             AVAILABLE INFORMATION.

The public may read and copy any materials filed by Xstream Beverage Group, Inc. (referred to throughout this Report as "our company" or "we") with the United States Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our company and other issuers that file reports electronically with the Commission, at http://www.sec.gov.

           CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward- looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10-QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

FORM 10-KSB filed for the year ended April 30, 2000
FORM 8-K filed October 17, 2001
FORM 8-K filed March 9, 2001
FORM 8-K A filed September 21, 2002
FORM 8-K filed October 17, 2001
FORM 10-QSB filed November 19, 2000
FORM 10-QSB filed March 19, 2001
FORM 10-QSB filed September 20, 2000

                                    PART I.

ITEM 1.   DESCRIPTION OF THE BUSINESS.

Business Development

Item 1.

Xstream Beverage Group, Inc. ("we" or "our Company") was organized under the laws of the State of Nevada on February 1, 1989, under the name "East End Investment, Inc." The Company was formed for the purpose of engaging in the business of investing and all other lawful businesses. The Company's initial authorized capital consisted of 25,000,000 shares of $0.001 par value common voting stock.

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

On March 12, 2001 we amended our articles of incorporation changing our name to the Geyser Group, Ltd. This amendment was approved by the the Board of Directors of the Company, with the written consent of persons owning a majority of its outstanding voting securities.

On September 24, 2001, we amended our articles of incorporation to provide for the issuance of 60,000,000 shares of common stock of which 50 million would be common stock with a par value of $.001 per shares and 10 million $.001 par value Preferred Shares. The shares of preferred shares could be issued from time to time in one or more series subject to the determination of the Board of Directors of the rights and privileges of each series of preferred stock.
Copies of the initial Articles of Incorporation, as amended are attached hereto and incorporated herein by reference.

Effective September 14, 2001, Christopher Michael Vance, Debra Vance, Water Star Bottling, Inc., Geyser Group, Ltd., AquaPur International, Inc. and Travis Miller entered into a 'Rescission and Settlement Agreement', whereby the Registrant rescinded the 'Plan Of Definitive Agreement and Acquisition between The Theme Factory, Inc. and Water Star Bottling, Inc.' dated March 9, 2001. The Registrant effectively rescinded its acquisition of Water Star Bottling, Inc. (with 85% owned subsidiary Geyser Products, LLC). In connection with Mr. Ludeman's resignation, the Company cancelled the 2,000,000 shares of Common Stock issued to him. Pursuant to the Rescission, Mr. Vance returned 6,850,000 Shares of Common Stock issued to the Registrant to be cancelled.

On September 14, 2001, we completed the acquisition of 100% of Power Beverage Corp., a Florida corporation ("Power"), pursuant to a 'Definitive Agreement and Plan of Reverse Acquisition among Geyser Group, Ltd. and Power Beverage Corp.' (the "Geyser/Power Agreement".) Power Beverage Corp., a Florida corporation, ("Power") was a wholly owned subsidiary of Xstream Beverage, Inc., a Florida corporation organized in September, 2001, ("XBI") devoted to acquiring companies throughout the beverage industry.

It was previously reported that the principal shareholders of Xstream Beverage Inc. ("XBI") were Edward Arioli and Theodore Farnsworth. The shares due Farnsworth and any other shareholder(s) were not subscribed for and as a result, any shares reserved for issuance were canceled by XBI. As a result, Edward Arioli, our president, is the sole owner of all of the issued and outstanding shares of common stock of XBI and can be deemed to beneficially own the 1 million shares of common stock currently issued and outstanding in the name of XBI. An additional 4,267,500 shares were issued to XBI in October 2001. These shares were issued in connection with a management consulting agreement between our Company and XBI.

Following the completion of the Geyser/Power agreement, the Board of Directors approved a 1:40 reverse stock split. The purpose of the reverse split was to reduce our market capitalization and as a vehicle to assist in future valuation issues for subsequent rounds of financing With the acquisition of Power Beverage, we retained the services of Edward Arioli as our president and Theodore Farnsworth as chairman of the board. It was the board's intention to attempt to identify prospective acquisition candidates in the beverage industry.

During the year end 2001 we examined several different prospective acquisitions in various businesses related to the beverage industry. We looked at opportunities in both the bottled water and high energy drink markets, two of the fastest growing markets in the beverage industry. Unfortunately, we were not successful in our endeavors.

Management remained firmly committed to pursuing an acquisition in the beverage field. However, it became increasingly clear to us that we would not be successful in identifying and consummating an acquisition in the beverage industry without the knowledge and expertise of an individual with years of experience in the beverage industry. In furtherance thereof, we hired Steve Haglund in February 2002 as our chief operating officer, an individual with years of experience as a Pepsi Cola bottler. Mr. Haglund was charged with redefining the parameters of our business search and in so doing identified a ready to drink ice cold coffee manufacturer located in Encinitas, California, Buzzy's Beverages, Inc. ("Buzzy's").

Buzzy's Coffee

On April 30, 2002 we acquired all of the issued and outstanding shares of common stock of Buzzy's in exchange for the issuance of a total of 571,428 shares of our common stock in a transaction valued at $ 2 million. The number of shares issued to the shareholders of Buzzy's was determined by calculating the average bid price of our common stock for the five trading days prior to closing which was agreed as $3.50 per share. These shares have not yet been issued by the Company and as such, the Company remains obligated to issue the shares.. Buzzy's was acquired in a stock for stock acquisition Larry Twombly, the president of Buzzy's will continue to serve as the company's president pursuant to a three year employment agreement. Theodore Farnsworth and Steve Haglund will serve on the Board of Directors of Buzzy's.

Buzzy's was incorporated in the state of California on December 5, 1997. Recognizing growth in the non-carbonated drink market, seeing the growth of bottled warter and energy drinks as substitutes for traditional carbonated beverages, Mr. Twombly embarked on a course to identify a niche market where a small entreprenuer could compete successfully against larger and well financed rivals. Studying the growth of Starbuck's coffeee and other trends in the beverage industry, Mr. Twombly began to focus on the iced coffee, ready to drink market.

After spending years testing various formulations of coffee and milk, Mr. Twombly was able to produce a blend of coffee and milk with a shelf life of up to two years. Since Buzzy's coffee is a milk based product, formulating a drink with an extended shelf life was critical.

The Company's co packers must be able to fill and sterilize the bottles and provide the extended shelf life. The filling process is an assembly line operation where the coffee, milk and flavors are mixed in a large vat, bottled, sterilized, labeled and cased. The sterilization process callled "retort" is a unique process needed to kill bacteria. The coffee mxture is heated to over 250 degrees Fahrenheit while under pressure. By superheating the bottled product, all bacteria is eliminated and the product now has an extended shelf life. Similar processes are used in other foods such as soups and canned goods to permit an extended shelf life. Currently, we rely on two different co-packers to bottle our product. One of our co-packers, J.R. Wood is located in California, and our other co-packer is located in New Jersey. A co-packer will bottle product for both themselves and for private label use. Co-packers with excess capacity desire to keep their packing facilities in full use and our therefore willing to bottle other peoples's products under a private label brand.

Currently, Mr. Twombly is responsible for all marketing efforts. These efforts have consisted primariliy of contacts, both in personal and via telephone, of bottling companies throughout the country. By contacting major bottlers throughout the country, Buzzy's will be able to develop a nationwide distribution system with limited cost to the company.

Mr. Twombly has been able to target all bottlers except for Pepsi and Ccke.. Both Pepsi and Coke have their own ready to drink ice coffee and will not permit any of their bottlers to distribute a competitor's product even if the product is not being sold in the local market.visits to wholesale soft drink, water and beer distributors in the California area. As a result of his many contacts in the industry, Mr. Twombly has been able to negotiate distribution agreements with distributors in other regions of the country. Selling the product at wholesale to bottling distributors enables Buzzy's to pursue an economical distribution system and place the product on the shelves of retail distributors with the least amount of cost.

Twombly's goal was to see the coffee being sold in supermarkets throughout southern California and the nation. Food and beverage manufacturers are developing thousands of products each year. Most supermarket chains will not want to risk valuable shelf space (or refrigerator space) on products that don't sell and want to shift the burden to the manufacturer by charging slotting fees and restocking fees. These fees can amount to tens of thousands of dollars per store. Buzzy's did not and does not have the money to pay these fees. However, by selling directly to the beverage distributors, Buzzy's will be able to take advantage of the relationships the distributors have with the various supermarket chains. While this may take several years, in the interim, Buzzy's will be marketed to smaller chain stores, gasoline supermarket stores or other stores carrying significantly fewer products than are offered at the supermarket stores.

Present Formulations

Presently, Buzzy's has four coffee formulations. These include mocha, vanilla, Hazelnut, Expresso and Irish creme. We are test marketing butter pecan and European Almond flavors as well. Buzzy's may also manufacture and distribute coffee under contract pursuant to a private label distribution agreement. The coffee is bottled in 9.5 oz bottles.

Sales and Pricing

Our coffee is generally sold at retail at between $1.09 to $1.19 per bottle as compared to a similar sized offering by Starbucks which sells for $1.29 to $1.49 per bottle. We generally sell to our distributors at approximately $.60 per bottle. Our distributors then resell our product for approximately $.83 per bottle.

Product Supply:

We purchase whole bean green coffee beans for the company's various coffee blends from coffees producing regions around the world. We intend to rely on a combination of outside brokers and direct relationships with farms, estates, and cooperative groups for our supply of both coffee and milk. Coffee is the world's second largest traded commodity and its supply and price are subject to high volatility. We may buy our supply of coffee in the commodity market or on a negotiated basis at a premium to market. Negotiated sales will ensure top quality coffee for our product. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices through agreements establishing export quotas or restricting coffee supplies worldwide.

Seasonality:

Our drinks are seasonal in nature with over 70% of our sales expected to be made in the spring and summer months. To compensate for this, we intend to explore overseas sales. However, as of this date, we have not developed any type of overseas marketing plan.

Competition:

We compete with a variety of drinks for the consumer tastes. Refrigerated carbonated beverages remains the largest single sector. However, consumers are increasingly turning away from carbonated beverages and focusing on New Age drinks. This category of beverage includes single-serve fruit beverage, sports beverages such as Gatoraid and Power Aid, energy drinks such as Red Bull, bottled water, premium soda, nutrient enhanced drinks, ready to drink coffees and teas, packaged juices, smoothies , vegetable/fruit blends and smoothies. .

We face significant competition from other companies offering iced coffee. Consumer's can purchase iced coffee drinks from any number of restaurants as well as national chains such as Starbuck's and Dunkin Donuts. Both Pepsi Cola and Coca Cola have introduced their own ready to drink iced coffees which are available in supermarkets throughout the country.

Government Regulation

The Food and Drug Administration ("FDA") issues rules and regulations for the beverage industry. All of our coffee formulations must be approved by the FDA. Regulatory guidelines are constantly changing and their can be no assurance that either our product or our co-packers will be able to comply with ongoing government regulations.

Intellectual Property:

We currently rely primarily on common law and proprietary protection. Our business prospects will depend largely upon our ability to capitalize on favorable consumer recognition of our trade names. We have filed an application for the trademark "Buzzy's. There can be no assurance that we will not violate the intellectual proprietary rights of others or that our trademark would be upheld and not prevented from using our trademark, if challenged, any of which could have an adverse effect on us. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trade names will have a material adverse effect on our business, results of operations and financial condition.

We also rely on trade secrets and proprietary know how, and employ various methods, to protect our concepts. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know how or obtain access to our know how and concepts. There can be no assurance that we will be able to adequately protect our trade secrets. Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology that we rely upon to conduct our business.

Item 2. Description of Property.

Our corporate and administrative offices are located at 805 E Hillsboro Blvd., 2nd Floor Deerfield Beach, Florida 33441. The current lease is on a month to month basis. The space is primarily dedicated to personal work areas, but includes space for reception, storage and shipping point-of-sale materials to distributors. With the acquisition of Buzzy's Beverages, Inc., we will be required to locate additional office space for the operations of this business. We will be looking for an admistrative type office of in the San Diego are and do not anticipate problems locating suitable space.

Item 3. Legal Proceedings.

The Company has been named in a lawsuit filed by a former principal shareholder David Merrell in the Third District Court of Salt Lake City, Utah (Case No. 020901745). The Company is currently in settlement negotiations. The proposed agreement provides for us to pay Plaintiff the sum of $50,000 and issue the Plaintiff additional shares of our common stock. If we are unable to amicably settle this litigation, the Company will be adversely affected.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this Report or during the previous two fiscal years.

                                    PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

1.       Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "XSBG". As of March 31, 2002 there were 7,325,145 common shares outstanding. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained.

XStream's Common Stock is quoted on the OTC bulletin board, but the NASD could decide not to quote XStream's securities, which would then require our company to be quoted on the National Quotation Bureau's "pinksheets". The following table sets forth the ranges of high and low sale prices for the Common Stock for the periods indicated, as reported by NASDAQ, which is the principal trading market for XStream's securities. The quotes represent inter-dealer prices without adjustment markups, markdowns, and may not necessarily represent actual transactions.

PRICE RANGE OF SECURITIES

2001                                            High                 Low

Quarter Ended March 31, 2001                    $200.00              $50.00
Quarter Ended June 30, 2001                     $160.00              $52.00
Quarter Ended September 30, 2001                $ 80.00              $26.00
Quarter Ended December 31, 2001                 $  5.20              $ 1.25

2002

Quarter Ended March 31, 2002                    $   5.50             $ 2.40
Period Ended May 10, 2002                       $   5.00             $ 3.00


Such market quotations reflect the high bid and low prices as reflected by the OTCBB without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Prices which are quoted for periods prior to September 30, 2001 have been adjusted to reflect our 40:1 reverse stock split and do not reflect actual trades Some of the companies who serve as market makers for our common stock include : Wien Securities, vFinance and North American Institutional Brokers.

(b) Holders

As of April 30, 2002 there were 156 holders of record of our common stock.

(c) Dividends

We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

(d) Recent Sale of Unregistered Securities

         Following is a list of the securities that we have issued since our acquisition by Power.

Name                                Date                      Amount

Bruce Barber                        2/7/02                    210,000
Kevin Cowen                         2/7/02                    35,000
Julian Dawson                       5/7/01                    125

Deal Flow Advisors LLC              3/6/02                    25,000
Keith Z. Drowak                     2/7/02                    25,000
Victoria Elliott                    2/7/02                    75,000
Tom Fox                             2/7/02                    22,500
Walter Fox                          2/7/02                    10,000
Albert Goodman                      2/7/02                    35,000
Lewis Hall                          2/7/02                    12,500
Hashim Jafari                       3/6/02                    5,000
Joel Kamplus                        2/7/02                    25,000
Alvin Katz                          2/7/02                    25,000
Jeffrey G Klein                     3/11/02                   200,000
Jodi Mc Guire                       3/6/02                    25,000
Irwin Newman                        3/11/02                   200,000
Kenneth S. Pollock                  3/11/02                   200,000
Jonathan C. Rich                    2/1/02                    2,000
Siegel, Marc                        2/1/02                    1,000
Sitaras, Georgia                    3/02                      150,000
Southwest Securities                3/21/02                   185
Theisman, Jeanne                    2/7/02                    10,000
Tugwell, Matt                       2/1/02                    1,000
Vallejo, Eric                       2/7/02                    27,500
Vfinance Investments, Inc.          2/1/02                    16,000
Xstream Beverage, Inc.              10/01-03/02               5,267,500

         All of the shares set forth above were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements."

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. Our actual results may differ significantly from the results, expectations and plans discussed.

We believe that our growth will come primarily through the growth of Buzzy's coffees. Management believes that Buzzy's offers a unique opportunity for us to exploit a small niche market. If we are able to acquire other small niche distributors, who desire to be acquired and seek the advantage of a publicly traded vehicle, our growth plans will be solidified. However, there can be no assurance that we will be able to acquire othe niche market new beverage distributors or manufacturers or that we will be able to exploit opportunities with Buzzy's .

Results of operations for the year ended December 31, 2001.Pla of Operation

We generated no revenues during the year ended December 31, 2001. As of December 31, 2001 we had total current assets of $343 and total current liabilities of $464,206, of which $400,000 represents a liability for a put option which is currently the subject of litigation. An affiliate of our president has loaned us $50,000 and we expect to be able t satisfy the litigation claim with the monies advanced to us.

We incurred total operating expenses for the year ended December 31, 2001 of $4,680,398 of which $4,608,758 represents stock based compensation and consulting fees and $27,540 represents contributed officer services. Total cash expenses for the year were $15,474. To the extent that we do not have sufficient working capital, we may continue to rely upon our stock to pay consultants and as compensation. With the acquisition of Buzzy's we will incur operating expenses associated with the business.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

List here all financial statements, which will be filed as part of this report.

Independent Auditor's Report

Consolidated Balance Sheet as of December 31, 2001

Consolidated Statements of Operations For the Period September
9, 2001 to December 31, 2001

Consolidated Statement of Changes in Shareholders Equity for the period September 9, 2001(Inception) to December 31, 2001.

Statement of Cash Flows for the period from September 9, 2001 (Inception) to December 31, 2001.

Notes To Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ACCOUNTING AND FINANCIAL DISCLOSURE

We previously utilized the firm of H J & Associates, Certified Public Accountants, of

SaltLake City, Utah as our certified public accounting firm. When we entered our agreement with Aquapure and Geyser we changed accounting firms to Daszkal, Bolton, Manela, Devlon & CO. of Boca Raton, Florida. With the consummation of our transaction with Power Beverage Group, Inc., our Board of Directors chose to engage the accounting firm of Salberg & Company, P.A. During our last tw fiscal years there has been no disagreement between us and any of our accounting firms, whether resolved or not, regarding any matter of accounting principles or practices, financial statements or auditing scope or procedure, which, if not resolved, would have to make referenc to the subject matter of the disagreement in connection with their report.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name and address of our current and past directors and executive officers during our last fiscal year.

Name                       Position Held                     Election Date
----                       -------------                     -------------

Edward Arioli          President/Secretary/Director          September 2001

Theodore Farnsworth    Chairman                              September 2001

Steve Haglund          CEO/Treasurer/Director                February 2002

OFFICERS AND DIRECTORS WILL HOLD OFFICE UNTIL THE NEXT ANNUAL SHAREHOLDERS MEETING.

THEODORE FARNSWORTH

Theodore Farnsworth, age 39, has served as Chairman since September 2001. Previous thereto, he served as Chairman and Founder of Farmbid.com, an agricultural Internet portal site. Previously, he was President of Fontal Restaurant Group, Inc., parent of Burrito Grill restaurants, a unique concept of incorporating quick service and a healthful menu. In 1995, Mr. Farnsworth founded Psychic Discovery Network. This organization was the foundation for the Latoya Jackson Network pay per call hotline. Prior thereto, he was president of Cannon Marketing Group, Inc. which was founded in 1994 by Mr. Farnsworth. This organization became one of the premier entries into the burgeoning pay-per-call industry. Cannon Marketing was the parent for multiple interactive ventures.

EDWARD ARIOLI

Edward Arioli, age 61, has served as our president since September 2001. He also serves as president of Xstream Beverage Inc. Mr. Arioli was Chairman and Founder of AmeriCORP Financial, an equipment leasing business. He sold his interest in 1996. He was previously Chairman and founder of Medquest Management, an equipment rental company specializing in the medical field. The Company was developed and sold to APRIA Healthcare, a New York Stock Exchange company in 1996. In 1982, Mr. Arioli sold his company, Midstate Medical, to Foster Medical. At Foster, he served as Vice President of Business Development and Director of Sales. By 1984, Foster had grown to be a $100 Million NASDAQ company. In 1984, Avon Corporation purchased Foster Medical for approximately $240 Million. Mr. Arioli served as Vice President of Business Development and Vice President of Sales for the Avon Medical Division.


STEVE A. HAGLUND, age 52, CEO. Mr. Haglund's leadership is based upon 30 years in the beverage industry at the owner/executive levels. Mr. Haglund was with Supreme Beverages, Inc. from 1971-1991. Mr. Haglund was president and owner of Supreme Beverages, Inc., a New York Pepsi bottling company that also bottled A&W Root Beer, 7Up, Canada Dry, Dr. Pepper, Very Fine Juice, Welch's Juice, and Perrier water. In 1991, he sold the company to Pepsi Cola's parent, an NYSE Fortune 500 Company. Mr. Haglund acquired Mason Recycling in 1985, a beverage container recycling company that handled glass, plastic, cans and cardboard. He sold that company in 1991. Mr. Haglund's most recent ownership venture was as president of H&E Beverages, Inc. This company handled equipment and supplies in the juice, beer and soda industries.

Item 10. Executive Compensation

Name             Year       Annual                     Annual
and Post         Comp       Comp      Annual   Comp     LT                 LT
                 Salary     Bonus     Comp     Rest     Comp     LTIP      All
                 (1)        ($)       Other    Stock    Options  Payouts   Other

Theodore
Farnsworth,
Chairman         2001       $-0-

Edward Arioli
President        2001       $-0-

Steve Haglund    2000       $-0-
Chief Operating  2001       $-01
Officer

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the security ownership of certain beneficial owners of the Company as of March 31, 2002 known to own more than 5% of the Company's common stock:

TITLE OF       NAME & ADDRESS                 NO. OF & NATURE OF        %OWNED
CLASS                                           OWNERSHIP (1)

 c/s           Xstream Beverage Inc.(2)           5,267,500              71.9%
               805 E. Hillsboro Blvd.
               Deerfield Beach, FL

(1) The foregoing table does not take into consideration options to purchase up to 9.5 million shares of our common stock which have been granted to our current management team. Mr. Arioli has been granted options to purchase up to 1.5 million shares at $1.75 per share. Mr. Haglund has been granted an option to purchase 3 million shares at $1.75 per share and Mr. Farnsworth has been granted an option to purchase 5 million shares at $1.75. The Company's officers have also been granted an equivalent number of performance options over the three year terms of their employment.

(2) It was previously reported that Xstream Beverage Inc.was owned by Mr. Arioli, Mr. Farnsworth and other minority shareholders. As of the date of this report, Mr. Arioli, our president, is the president and sole shareholder of Xstream Beverage.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2001 we authorized the issuance of 200,000 class A convertible preferred shares to Theodore Farnsworth. The Board resolution authorizing the issuance of these shares provided that the Class A shares would have 100 votes per share and could be converted into one share of common stock. The issuance of these shares are subject to the Company filing with the Secretary of State appropriate documentation reflecting the issuance of the shares.

In October 2001 we entered into an agreement with Xstream Beverage Inc. to provide us with consulting services. The agreement is for a term of three years and is to commence April 1, 2002. The agreement provided for Xstream to receive 4,267,500 shares of our common stock. Xstream is to provide management consulting services. Specifically, Xstream is to provide independent consulting services by hiring skilled consultants in the beverage industry. To the extent that there is any change in our business objectives, Xstream will provide us with consultants who can assist us in implementing our business goals and objectives. The shares were issued in February 2002.

In May 2002 we borrowed $50,000 from an affiliate of our company's president. The proceeds are to be used to satisfy a lawsuit. The note is a demand note and provides for interest on the outstanding principal balance in the amount of 8% per annum. We also agreed to issue to Mr. Arioli an option to purchase 100,000 shares of our common stock at $.50 per share.

In February 2002, we entered into written employment agreements with our current management. The agreement with Mr. Arioli is for a term of three years and provides for a base salary of $75,000. The base salary will increase 10% per year during the term of this agreement. He has been granted an option to purchase 1.5 million shares of our common stock at $1.75 per share. He can also receive performance options totaling 500,000 shares in 2002, 500,000 shares in 2003 and 500,000 shares in 2004.

Mr. Farnsworth's employment agreement is for a term of three years with a base salary of $150,000. The base salary will be increased 10% per year during the term of the agreement. He has been granted an option to purchase 5 million shares of our common stock exercisable at $1.75 per share. He will also receive performance options during the term of the agreement subject to the company's revenues. In 2002, Mr. Farnsworth can receive options to purchase 1 million shares of common stock , 2 million shares in 2003 and 2 million in 2004.

Mr. Haglund's employment agreement is for a term of three years with a base salary of $150,000. The base salary will be increased 10% per year during the term of the agreement. He has been granted an option to purchase 3 million shares of our common stock exercisable at $1.75 per share. He will also receive performance options during the term of the agreement subject to the company's revenues. In 2002, Mr. Haglund can receive options to purchase up to 1 million shares of common stock, 1 million shares in 2003 and 1 million shares in 2004.

All of the options described above, are exercisable at $1.75 per share and permit the holder thereof a cashless exercise option.

In February 2002 the Board of Directors established an employee stock option plan. The plan was approved by the Board of Directors and approved by the written consent of the majority shareholder, Xstream Beverage, Inc. The Plan is administered by the Board of Directors. Under the Plan, eligible employees can receive qualified and non-qualified stock options.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

         Item 1.   Index to Exhibits
         ------    -----------------------------------------------------------

         3.1       2002 Stock Option Plan

         10.1 Employment Agreement between the Company and Edward Arioli dated as of February 1, 2002

         10.2 Employment Agreement between the Company and Theodore Farnsworth dated as of February 1, 2002

         10.3 Employment Agreement between the Company and Steve Haglund dated as of February 1, 2002.

         10.4 Stock Exchange Agreement between the Company and Buzzy's Beverage Inc.

         10.5      Promissory Note with EDA Family Limited Partnership

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Xstream Beverage Group, Inc.
                                    (Registrant)


Date: May 14, 2002             By: /s Edward Arioli
                               ------------------------------------------------
                               Edward Arioli, President/Director


                               By: /s/ Theodore Farnsworth
                               -------------------------------------------------
                               Theodore Farnsworth, Chairman of the Board



                               By: /s/ Steve Haglund
                               -------------------------------------------------
                               Steve Haglund, Chief Executive Officer/Director

                          Xstream Beverage Group, Inc.
                                and Subsidiaries
                          (A Development Stage Company)

                        Consolidated Financial Statements

                                December 31, 2001

                          Xstream Beverage Group, Inc.
                                and Subsidiaries
                          (A Development Stage Company)


                                    Contents
                                    --------


                                                                       Page(s)
                                                                       -------

Independent Auditors' Report                                             F-2

Consolidated Balance Sheet                                               F-3

Consolidated Statement of Operations                                     F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)   F-5

Consolidated Statement of Cash Flows                                     F-6

Notes to Consolidated Financial Statements                             F-7 - 14

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors of:
Xstream Beverage Group, Inc.
(A Development Stage Company)


We have audited the accompanying consolidated balance sheet of Xstream Beverage Group, Inc. and Subsidiaries (a development stage company) as of December 31, 2001 and the consolidated related statements of operations, changes in stockholder's equity (deficiency) and cash flows for the period from September 9, 2001 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Xstream Beverage Group, Inc. and Subsidiaries (a development stage company) as of December 31, 2001, and the consolidated results of its operations and its cash flows for the period from September 9, 2001 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company's operating losses of $4,680,398, a deficit accumulated during the development stage of $4,680,398, cash used in operations of $15,474, and its status as a development stage company with no revenues raises substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note
7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 22, 2002 (except for Note 8(C) as to which the date is April 30, 2002)

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2001
                                -----------------



                                     ASSETS
                                     ------
CURRENT ASSETS
Due from principal stockholder                                      $       343
                                                                    -----------

TOTAL CURRENT ASSETS                                                $       343
                                                                    ===========

                    LIABILITIES AND STOCKHOLDER'S DEFICIENCY
                    ----------------------------------------


CURRENT LIABILITIES
Put option liability                                                $   400,000
Cash overdraft                                                              453
Loans payable - related parties                                          24,031
Accounts payable                                                         39,722
                                                                    -----------
TOTAL CURRENT LIABILITIES                                               464,206
                                                                    -----------

STOCKHOLDER'S EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   Series A, 200,000 shares issuable                                        200
Common stock, $0.001 par value, 50,000,000 shares authorized,
   1,740,145 shares issued and outstanding                                1,740
Additional paid-in capital                                            4,309,987
Deficit accumulated during development stage                         (4,680,398)
                                                                    -----------
                                                                       (368,471)
Less: deferred consulting expense                                       (95,392)
                                                                    -----------
TOTAL STOCKHOLDER'S DEFICIENCY                                         (463,863)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $       343
                                                                    ===========



          See accompanying notes to consolidated financial statements.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                FOR THE PERIOD FROM SEPTEMBER 9, 2001 (INCEPTION)
                              TO DECEMBER 31, 2001
                              --------------------



OPERATING EXPENSES
Compensation                                                        $ 2,027,540
Consulting                                                            2,610,239
Professional fees                                                        31,085
Telephone                                                                 1,676
Rent                                                                      4,016
General and administrative                                                5,842
                                                                    -----------
TOTAL OPERATING EXPENSES                                              4,680,398
                                                                    -----------

Loss from Operations                                                 (4,680,398)

NET LOSS                                                            $(4,680,398)
                                                                    ===========

NET LOSS PER SHARE - BASIC AND DILUTED                              $     (2.95)
                                                                    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  DURING THE PERIOD - BASIC AND DILUTED                               1,585,094
                                                                    ===========

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
              FOR THE PERIOD FROM SEPTEMBER 9, 2001 (INCEPTION) TO
                                DECEMBER 31, 2001



                                                 Preferred Shares             Common Shares
                                            ------------------------    -------------------------
                                               Shares        Amount       Shares        Amount
                                            -----------   -----------   -----------   -----------
Issuance of common stock to founder for              --   $        --     1,000,000   $     1,000
  cash

Recapitalization - Stock deemed issued to
  former controlling stockholders                    --            --       220,000           220

Recapitalization - Reclassification of
  retained earnings of Xstream prior to
  recapitalization                                   --            --            --            --

Fractional shares pursuant to 1:40
  reverse split                                      --            --           145            --

Preferred stock, Series A issued to
  officer                                       200,000           200            --            --

Stock issued for services to consultant              --            --       500,000           500

Stock issued for services                            --            --        20,000            20

Warrants granted for services                        --            --            --            --

Contributed officer services                         --            --            --            --

Net loss from September 9, 2001
  (inception) to September 13, 2001                  --            --            --            --
                                            -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 2001                      200,000   $       200   $ 1,740,145   $     1,740
                                            ===========   ===========   ===========   ===========

[RESTUBBED]


                                                              Deficit
                                                            Accumulated
                                              Additional       During        Deferred
                                               Paid-in       Development     Consulting
                                               Capital          Stage         Expense         Total
                                              -----------    -----------    -----------    -----------
Issuance of common stock to founder for       $      (914)   $        --    $        --    $        86
  cash

Recapitalization - Stock deemed issued to
  former controlling stockholders                    (220)            --             --             --

Recapitalization - Reclassification of
  retained earnings of Xstream prior to
  recapitalization                               (419,763)            --             --       (419,763)

Fractional shares pursuant to 1:40
  reverse split                                        --             --             --             --

Preferred stock, Series A issued to
  officer                                       1,999,800             --             --      2,000,000

Stock issued for services to consultant         2,599,500             --             --      2,600,000

Stock issued for services                          29,980             --        (27,500)         2,500

Warrants granted for services                      74,064             --        (67,892)         6,172

Contributed officer services                       27,540             --             --         27,540

Net loss from September 9, 2001
  (inception) to September 13, 2001                    --     (4,680,398)            --     (4,680,398)
                                              -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001                    $ 4,309,987    $(4,680,398)   $   (95,392)      (463,863)
                                              ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM SEPTEMBER 9, 2001 (INCEPTION) TO
                                DECEMBER 31, 2001
                                -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(4,680,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based expenses                                                            4,608,758
Contributed officer services                                                       27,540
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable                                                                   28,626
                                                                              -----------
NET CASH USED IN OPERATING ACTIVITIES                                             (15,474)
                                                                              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to principal stockholder                                                       (343)
Cash acquired in recapitalization                                                     108
                                                                              -----------
NET CASH USED IN INVESTING ACTIVITIES                                                (235)
                                                                              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans                                                  15,256
Cash overdraft                                                                        453
                                                                              -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          15,709
                                                                              -----------

Net Increase in Cash                                                                   --

Cash at Beginning of Period                                                            --
                                                                              -----------

CASH AT END OF PERIOD                                                         $        --
                                                                              ===========

          See accompanying notes to consolidated financial statements.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------


NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

         (A) ORGANIZATION AND NATURE OF BUSINESS

         Xstream Beverage Group, Inc. (a development stage company) (the "Company" or "Xstream") was incorporated in Nevada on November 13, 1989.

         On September 14, 2001, the Company acquired Power Beverage Corp. in a transaction accounted for as a recapitalization of Power Beverage Corp. ("Power"). Power was incorporated in Florida on September 9, 2001. The Company was formed to acquire or merge with and operate specialty beverage companies.

         Activities during the development stage include developing the corporate infrastructure and business plan and raising capital and negotiating with potential acquirees.

         (B) PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its inactive subsidiaries, Aquapure International, Inc. and Power Beverage, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

         (C) USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (D) INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

         (E) NET LOSS PER COMMON SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For 2001, diluted loss per share is the same as basic loss per shares since the effect of all common stock equivalents was antidilutive due to the net loss. At December 31, 2001, there were 50,000 warrants outstanding, which may dilute future earnings per share.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

         (F) NEW ACCOUNTING PRONOUNCEMENTS

         There are four recent accounting pronouncements that may affect the Company.

         Statement No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 143, "Accounting for Asset Retirement Obligations," requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

         Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

NOTE 2   LOANS PAYABLE - RELATED PARTIES
----------------------------------------

Loans of $24,031 represent advances from officers, which are non-interest bearing and due on demand.

NOTE 3   COMMITMENTS AND CONTINGENCIES
--------------------------------------

         (A) PUT OPTION LIABILITY

         Pursuant to an agreement entered into by Xstream in March 2001, prior to the recapitalization of Power, Xstream granted a 90 day put option to an individual who was then a principal stockholders of Xstream, whereby Xstream would be required to purchase 250,000 shares of common stock held by the principal stockholder for a price of $1.60 per share or $400,000. In June 2001, the individual exercised his option, however, Xstream never paid the option price, and the stock was not returned to Xstream. The $400,000 liability was assumed by Power in the recapitalization. (See Note 4)

         (B) MANAGEMENT AND INVESTMENT BANKING AGREEMENT

         In November 20, 2001 (the "Agreement Date"), the Company engaged a firm to provide financial consulting, investment banking, and management consulting services. The agreement is for a term of one year and may be terminated for any reason by both parties with 30 days written notice. The Company is to issue the firm 20,000 of its common shares and warrants to purchase 50,000 shares at a price equal to 120% of the closing trading price on the Agreement Date. The warrants expire in five years, contain piggyback registration rights, and have a cashless conversion feature. In addition, cash compensation is payable at a rate of $1,500 per month for the first 3 months, $2,000 per month for the second three months, $2,500 for the third three months and $3000 per month for the last three months of the Agreement.
         Through December 31, 2001, $1,500 was paid.  (See Note 4(A) and (F))

         (C) LEGAL MATTERS

         The Company is involved in litigation relating to the exercise of a put option resulting in a $400,000 liability, which was recorded as of December 31, 2001. (See Note 3(A)) Management has reached a tentative agreement to settle all claims arising from the put option and any other matter relating to the transfer of control but cannot estimate its exposure beyond the put option liability it has recorded.

         In addition, there are 175,000 post reverse split common shares held in escrow, which were to be issued contingent on the raising of $1,000,000. The Company has taken the position that those shares will not be issued, as the funds were not raised.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

NOTE 4   STOCKHOLDER'S EQUITY AND RECAPITALIZATION
--------------------------------------------------

         (A) COMMON STOCK

         The Company issued 1,000,000 common shares to its founder for payment of $86 of incorporation fees at inception.

         In October 2001, the Company issued 500,000 common shares to a consultant. The stock was considered vested upon issuance and was valued at its trading price on the grant date of $5.20 resulting in an immediate expense of $2,600,000.

         In November 2001, the Company granted 20,000 common shares to a consultant. The Company valued the shares based on the trading price on the grant date and recognized a consulting expense of $2,500 for the shares issued based on a measurement date equal to the grant date since the shares are considered vested upon issuance. The expense will be recognized over the one year term of the consulting agreement resulting in a deferred consulting expense of $27,500 deducted from equity at December 31, 2001. (See Note 3(B))

         (B) RECAPITALIZATION

         On September 14, 2001, (the "Recapitalization Date"), Xstream Beverage Group, Inc. ("Xstream") acquired 100% of the common stock of Power by issuing 1,000,000 common shares to the stockholders of Power representing an approximate 82% voting interest in Xstream. The transaction is accounted for as a recapitalization of Power with 220,000 common shares deemed issued to the stockholders of Xstream. The consolidated financial statements subsequent to the recapitalization reflect the assets and liabilities of both entities at historical costs, the historical operations of Power, and the operations of Xstream from the Recapitalization Date.

         (C) PREFERRED STOCK

         The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value. The Board of directors is authorized to issue series of preferred stock and to fix the designation, powers, preferences, and rights of the shares of each series. The Board of Directors authorized Series A preferred stock, which is voting and convertible. Each share of preferred stock is convertible to one share of common stock and each share of preferred stock is entitled to 10,000 votes on each matter submitted to a vote of the total capital stock of the Company. In addition, the Company may pay dividends of common stock to preferred stockholders.

         In September 2001, the Board authorized the issuance of 200,000 Series A preferred shares for services, however, as the amendment to the articles for the Series A shares was never filed with the State of Nevada, the shares are not considered issued and outstanding as of December 31, 2001 for legal purposes. For accounting purposes, the preferred shares are reflected as issuable and a compensation expense of $2,000,000 has been recognized on the grant date based on the fair market value on the grant date. The Series A preferred stock does not have dividend rights.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------


         (D) REVERSE STOCK SPLIT

         On October 15, 2001, the Company's Board of Directors approved and affected a one-for-forty reverse stock split. Accordingly, $47,580 was reclassified to additional paid-in capital from the common stock account. All share and per share data has been retroactively restated in the accompanying consolidated financial statements.

         (E) CONTRIBUTED CAPITAL

         During 2001, two officers contributed services valued at the fair value of $27,540.

         (F) STOCK WARRANTS

         The Company issued warrants to purchase 50,000 shares of common stock to a consultant at an exercise price of $1.80 per share through November 19, 2006. (See Note 3(B)) The warrants contain a cashless exercise provision. Pursuant to SFAS 123 the Company recognized a consulting expense of $6,172 for the warrants issued based on a measurement date equal to the grant date since the warrants are considered vested upon issuance. The expense will be recognized over the one year term of the consulting agreement resulting in a deferred consulting expense of $67,892 deducted from equity at December 31, 2001. Subsequent to December 31, 2001, some of the warrants were exercised under the cashless exercise provision. (See Note 8)

         The fair market value of the stock warrants granted to the consultant was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 3.62%, volatility 290% and expected term of three years.

         A summary of the warrants issued to consultants as of December 31, 2001 and changes during the years is presented below:

                                                                     Number of     Weighted Average
                                                                     Warrants      Exercise Price
                                                                   -----------     ----------------
         Stock Warrants
         Balance at September 9, 2001 (Inception)                         --          $      --
         Granted                                                      50,000          $    1.80
         Exercised                                                        --          $      --
         Forfeited                                                        --          $      --
                                                                   ---------          ---------

         Balance at December 31, 2001                                 50,000          $    1.80
                                                                   =========          =========

         Options exercisable at December 31, 2001                     50,000          $    1.80
                                                                   ---------          ---------

         Weighted average fair value of warrants granted                              $    1.48
           during the period                                                          =========


                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------


         The following table summarizes information about consultant warrants outstanding at December 31, 2001:

                              Warrants Outstanding                                              Warrants Exercisable
       ---------------------------------------------------------------------------    -----------------------------------------
                                                    Weighted
                                                    Average             Weighted
        Range of                                    Remaining           Average              Number                Weighted
        Exercise       Number Outstanding          Contractual          Exercise          Exercisable at            Average
         Price         at December 31, 2001           Life              Price           December 31, 2001       Exercise Price
      -------------    ---------------------     ---------------     -------------    ----------------------    ---------------
      $  1.80                  50,000              4.88 Years        $    1.80               50,000              $   1.80
                             --------                                ---------             --------              --------
                               50,000                                $    1.80               50,000              $   1.80
                             ========                                =========              =======              ========

NOTE 5   INCOME TAXES
---------------------

There was no income tax expense for the period ended December 31, 2001 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense (benefit) for the year ended December 31, 2001, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

Computed "expected" tax expense (benefit)                           $(1,591,335)
Shares issued to a consultant                                         1,564,850
Change in valuation allowance                                            26,485
                                                                    -----------
                                                                    $        --
                                                                    ===========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2001 are as follows:

Deferred tax assets:
Net operating loss carryforward                                        $ 24,387
Stock warrant expense                                                     2,098
                                                                       --------
Total gross deferred tax assets                                          26,485
Less valuation allowance                                                (26,485)
                                                                       --------
Net deferred tax assets                                                $     --
                                                                       ========

The Company has a net operating loss carryforward of approximately $71,726 available to offset future taxable income through 2021.

NOTE 6   RELATED PARTY TRANSACTIONS
-----------------------------------

The Company pays rent to an affiliate of an officer. Rent paid to that affiliate for the period ended December 31, 2001 was $4,016.

The Company has loans payable to officers and directors of $24,031 at December 31, 2001. (See Note 2)

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------



NOTE 7   GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, the Company has operating losses of $4,680,398, a deficit accumulated during the development stage of $4,680,398; cash used in operations of $15,474, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On September 14, 2001, the Company was recapitalized as an SEC reporting Company and in April 2002, the Company closed on its first acquisition. (See Note 8) In addition, the Company is seeking funding and additional acquisitions.

NOTE 8   SUBSEQUENT EVENTS
--------------------------

         (A) CONSULTING AGREEMENT

         On March 15, 2002, the Company executed a consulting agreement whereby the consultant will provide mergers and acquisition consulting to the Company. The Company is to pay consideration based on executed acquisitions in which the consultant introduced the seller to the Company based on a stipulated schedule, which ranges from 0.5% to 5% of the consideration paid in the transaction plus reasonable out-of-pocket expenses. The Agreement continues until terminated by either party with 30 days written notice.

         (B) EMPLOYMENT AGREEMENTS

         The Company entered into three employment agreements with officers for approximately three to four years, providing annual compensation aggregating $375,000 with 10% annual increases and severance provisions providing up to 200% of the salaries. In addition, the agreements grant stock options to purchase an aggregate 9,500,000 at a $1.75 exercise price per share and the promise of future stock options grants aggregating 9,500,000 and exercisable at 1.75 per share based upon a stipulated performance schedule. All option provide for cashless exercise.

         The Company entered into a three year agreement with the owner of a Company, which it acquired. (See below) The owner will be an employee of the resulting subsidiary for cash compensation and a grant of 10,000 common shares of the company. As of the date of the accompanying audit report, the shares have not been issued.

         (C) ACQUISITION

         On April 30, 2002, the Company closed on an agreement to acquire a beverage company. The Company issued 571,428 of it common shares in exchange for 100% of the acquirees outstanding capital stock.

         (D) CASHLESS EXERCISE OF WARRANTS

         In March 2002, 7,500 warrants were exercised under the cashless exercise provision resulting in the issuance of 4,964 shares of common stock. (See Note 4(F))

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------


         (E) ISSUANCES OF COMMON STOCK

         In February 2002, the Company issued 4,267,500 of its common shares to its founder and principal stockholder, Xstream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance is considered in substance, a compensation expense to be recognized during the service period starting in year 2002.

         In March 2002, the Company issued 600,000 of its common shares for legal services to be rendered. The shares were vested at the grant date resulting in a value of $3,300,000 based on the trading price on the grant date. The compensation will be recognized over the term of the service agreement.

         On March 7, 2002, the Company issued 50,000 of its common shares pursuant to a seven month consulting agreement. The shares were vested at the grant date resulting in a value of $200,000 based on the trading price on the grant date, to be recognized over the seven month service period. Options to issue 200,000 common shares were also issued at a $4.50 per share exercise price. Such options expire in 18 months. In addition 15,000 shares are due at the 1st of each month for the duration of the agreement. Consulting expense will be recognized based on that schedule at the trading price on each grant date.

         During the three months ended March 31, 2002, the Company issued 667,500 shares to various parties as gifts. The Company will recognize a consulting expense for the fair market value of these issuances.

         (F) NOTE PAYABLE AND OPTIONS

         In May 2002, the Company borrowed $50,000 from an affiliate of the Company's President. The note bears interest at 8% and is due on demand. In conjunction with this issuance the Company issued the President options to purchase 10,000 shares of common stock at $0.50 per share.

         (G) 2002 STOCK OPTION PLAN

         In February 2002, the Company established the 2002 Stock Option Plan (the "Plan") which is effective March 1, 2002. Officers, employees, consultants, and directors of the Company are awarded options periodically for the purchase of common stock of the Company under the Plan. Employees may be awarded incentive stock options and all other options issued under the plan shall be non-qualified stock options. Principal stockholders may be granted options under the plan only if the exercise price is at least 110% of the fair market value of the common stock on the grant date and such options cannot be exercised for 5 years. All other options granted under the plan shall not have an exercise price less than 100% of the fair market value of the common stock on the date of grant. The options, which expire ten years from the grant date but may expire earlier as determined by the compensation committee of the Board of Directors, vest as determined by the compensation committee of the Board of Directors. Upon termination of employment, for any reason other than death, disability, or retirement, all rights to exercise options shall terminate 90 days after the date of employment termination. Upon termination for death, disability, or retirement, the options shall be exercisable for a period of one year from such date of termination. The aggregate numbers of shares subject to options granted under the plan shall be 25,000,000 common shares.