Form 10QSB
period 2002-03-31
XSTREAM BEVERAGE GROUP INC
filed 2002-05-31
CIK 853833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________

                          XSTREAM BEVERAGE GROUP, INC.
                          ----------------------------
                (Name of Registrant as specified in its charter)



        NEVADA                           33-30158-A            62-1386351
       --------                         ------------           -----------
(State or other jurisdiction of       (Commission File       (IRS Employer
incorporation or organization)           No.)                Identification No.)



805 Hillsboro Blvd. 2nd Floor Deerfield Beach, Florida 33441      (954)725-8988
-------------------------------------------------------------------------------
         ( Address and telephone number of principal executive offices)


Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]                   No   [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: March 31, 2002
                                             --------------

            CLASS                                 Outstanding at March 31, 2002
------------------------------                    -----------------------------
Common Stock $.001 par value                               7,345,109

                          XSTREAM BEVERAGE GROUP, INC.



PART I:   FINANCIAL INFORMATION                                                       PAGE
                                                                                      ----
                  Balance Sheet as of March 31, 2002 (Unaudited)
                  and December 31, 2001                                                 3

                  Statement of Operations for the three months
                  ended March 31, 2002 and From September 9,
                  2001 (inception) to March 31, 2002 (unaudited)                        4

                  Statement of Cash Flows for the Three Months Ended March 31,
                  2002 and from September 9,
                  2001 (inception) to March 31, 2002 (unaudited)                        5

                  Notes to Consolidated Financial Statements
                  (Unaudited) as of March 31, 2002                                      6

                  Management Discussion and Analysis of Financial
                  Condition and Results of Operations                                   10 - 11

PART II: OTHER INFORMATION                                                              11

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------
                                                                         March 31, 2002
                                                                           (Unaudited)        December 31, 2001
                                                                         ---------------      -----------------
CURRENT ASSETS
Due from principal stockholder                                           $        343            $        343
                                                                         ------------            ------------

TOTAL CURRENT ASSETS                                                     $        343            $        343
                                                                         ============            ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
Put option liability                                                     $    400,000            $    400,000
Cash overdraft                                                                  3,070                     453
Due from affiliate                                                              1,050                      --
Loans payable - related parties                                                40,329                  24,031
Accounts payable                                                               44,092                  39,722
Accrued compensation                                                           93,750                      --
                                                                         ------------            ------------
TOTAL CURRENT LIABILITIES                                                     582,291                 464,206
                                                                         ------------            ------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
  Series A, 200,000 shares issuable                                               200                     200
Common stock, $0.001 par value, 50,000,000 shares authorized,
  7,340,145 and 1,740,145 shares issued and outstanding,
  respectively                                                                  7,340                   1,740
Common stock issuable (4,964 shares)                                                5                      --
Additional paid-in capital                                                 21,364,813               4,309,987
Deficit accumulated during development stage                               (7,572,311)             (4,680,398)
                                                                         ------------            ------------
                                                                           13,800,047                (368,471)
Less: deferred compensation                                               (10,668,750)                     --
Less: deferred consulting expense                                          (1,238,245)                (95,392)
Less: deferred legal fees                                                  (2,475,000)                     --
                                                                         ------------            ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                               (581,948)               (463,863)
                                                                         ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $        343            $        343
                                                                         ============            ============


          See accompanying notes to consolidated financial statements.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                                         Three Months         From September 9,
                                                                             Ended           2001 (inception) to
                                                                         March 31, 2002        March 31, 2002
                                                                         --------------      -------------------
OPERATING EXPENSES
Compensation                                                              $    93,750            $ 2,121,290
Consulting                                                                  1,948,828              4,559,067
Professional fees                                                             832,319                863,404
General and administrative                                                     17,016                 28,550
                                                                          -----------            -----------
TOTAL OPERATING EXPENSES                                                    2,891,913              7,572,311
                                                                          -----------            -----------

Loss from Operations                                                       (2,891,913)            (7,572,311)

NET LOSS                                                                  $(2,891,913)           $(7,572,311)
                                                                          ===========            ===========

NET LOSS PER SHARE - BASIC AND DILUTED                                    $     (0.62)           $     (2.57)
                                                                          ===========            ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD -
   BASIC AND DILUTED                                                        4,664,527              2,950,360
                                                                          ===========            ===========



          See accompanying notes to consolidated financial statements.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                                        Three Months         From September 9,
                                                                            Ended           2001 (Inception) to
                                                                        March 31, 2002        March 31, 2002
                                                                        --------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(2,891,913)           $(7,572,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based expenses                                                       2,773,828              7,382,586
Contributed officer services                                                      --                 27,540
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable                                                               4,370                 32,996
Accrued compensation                                                          93,750                 93,750
Due to affiliate                                                               1,050                  1,050
                                                                         -----------            -----------
NET CASH USED IN OPERATING ACTIVITIES                                        (18,915)               (34,389)
                                                                         -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to principal stockholder                                                    --                   (343)
Cash acquired in recapitalization                                                 --                    108
                                                                         -----------            -----------
NET CASH USED IN INVESTING ACTIVITIES                                             --                   (235)
                                                                         -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft                                                                 2,617                  3,070
Proceeds from related party loans                                             25,000                 40,256
Repayments of related party loans                                             (8,702)                (8,702)
                                                                         -----------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     18,915                 34,624
                                                                         -----------            -----------

Net Increase in Cash                                                              --                     --

Cash at Beginning of Period                                                       --                     --
                                                                         -----------            -----------

CASH AT END OF PERIOD                                                    $        --            $        --
                                                                         ===========            ===========


          See accompanying notes to consolidated financial statements.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


NOTE 1   BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and consolidated results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10-KSB.

NOTE 2   NET LOSS PER COMMON SHARE
----------------------------------

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the three months ended March 31, 2002 and the year ended December 31, 2001, the diluted loss per share is the same as basic loss per shares since the effect of all common stock equivalents was antidilutive due to the net loss. Pursuant to SFAS 128, for the three months ended March 31, 2002, 600,000 common shares issued were not included in the computation of loss per share since they were contingently returnable. At March 31, 2002, there were 252,500 common stock warrants and 9,510,000 employee common stock options outstanding, which may dilute future earnings per share.

NOTE 3   COMMITMENTS AND CONTINGENCIES
--------------------------------------

         (A) LEGAL MATTERS

         There are 175,000 post reverse split common shares held in escrow, which were to be issued contingent on the raising of $1,000,000. The Company has taken the position that those shares will not be issued, as the funds were not raised.

         (B) CONSULTING AGREEMENT

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

         (C) EMPLOYMENT AGREEMENTS

         The Company entered into three employment agreements with officers for approximately three to four years, providing annual compensation aggregating $375,000 with 10% annual increases and severance provisions providing up to 200% of the salaries. In addition, the agreements grant stock options to purchase an aggregate 9,500,000 at a $1.75 exercise price per share and the promise of future stock options grants aggregating 9,500,000 and exercisable at 1.75 per share based upon a stipulated performance schedule. All option provide for cashless exercise. In accordance with APB 25, since the exercise price of the options equaled the fair market value of the underlying common stock at the grant date, no compensation expense was recognized.

         The Company entered into a three-year agreement with the owner of a Company, which it acquired. (See below) The owner will be an employee of the resulting subsidiary for cash compensation and a grant of 10,000 common shares of the company. The employment period began on the closing date of April 30, 2002.

NOTE 4   STOCKHOLDER'S EQUITY
-----------------------------

         (A) ISSUANCES OF COMMON STOCK

         In February 2002, the Company issued 4,267,500 of its common shares to its founder and principal stockholder, Xstream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance is considered in substance, a compensation expense to be recognized during the service period. The agreement is effective April 1, 2002. Accordingly, the value of $10,668,750 has been recorded as a deferred compensation expense at March 31, 2002.

         In March 2002, the Company issued 600,000 contingently returnable common shares for legal services to be rendered. The shares were vested at the grant date resulting in a value of $3,300,000 based on the trading price on the grant date. The compensation will be recognized over the 12-month term of the service agreement, which began January 2002. A legal expense of $825,000 was recognized in the three months ended March 31, 2002 and an amount of $2,475,000 was deferred at March 31, 2002. Due to the contingency, the 600,000 shares will be reflected on the balance sheet as issued at March 31, 2002 but will not be included in the computation of net loss per share.

         On March 7, 2002 and March 31, 2002, the Company issued 50,000 of its common shares pursuant to a seven-month consulting agreement. The 50,000 shares were vested at the grant date resulting in a value of $275,000 based on the trading price on the grant date, to be recognized over the seven-month service period. During the three months ended March 31, 2002, $39,286 of consulting expense was recognized and $235,714 was deferred. Options to issue 200,000 common shares were also issued to the same consultant at a $4.50 per share exercise price. The options were valued at their fair market value of $1,088,681 using the Black-Scholes method resulting in a consulting expense of $155,526 for the three months ended March 31, 2002 and a deferred amount of $933,155. Such options expire in 18 months. In addition, 15,000 shares are due on the first of each month for the duration of the agreement. On March 31, 2002, the Company issued 15,000 shares resulting in a consulting expense recognized of $59,250.

         During the three months ended March 31, 2002, the Company issued 667,500 shares to various parties as gifts. The Company will recognize a consulting expense of $1,668,750 based on the trading price of the common stock on the grant date.

         In 2001, the Company issued warrants to purchase 50,000 shares of common stock to a consultant at an exercise price of $1.80 per share through November 19, 2006. The warrants contain a cashless exercise provision. In March 2002, 7,500 warrants were exercised under the cashless exercise provision resulting in a commitment to issue 4,964 shares of common stock. These shares are reflected as common stock issuable at March 31, 2002.

         During the three months ended March 31, 2002, 26,016 of deferred consulting fees that existed at December 31, 2001 were amortized as consulting expense.

         (B) PREFERRED STOCK

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

         In September 2001, the Board authorized the issuance of 200,000 Series A preferred shares for services, however, as the amendment to the articles for the Series A shares was never filed with the State of Nevada, the shares are not considered issued and outstanding as of December 31, 2001 for legal purposes. For accounting purposes, the preferred shares are reflected as issuable at March 31, 2002.

NOTE 5   RELATED PARTY TRANSACTIONS
-----------------------------------

The Company pays rent to an affiliate of an officer. Rent accrued to that affiliate for the three months ended March 31, 2002 was $1,050.

The Company has loans payable to officers and directors of $40,329 at March 31, 2002.

NOTE 6   GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, the Company has operating losses for the three months ended March 31, 2002 of $2,891,913, a deficit accumulated during the development stage of $7,572,311 at March 31, 2001, and cash used in operations for the three months ended March 31, 2002 of $18,915, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On September 14, 2001, the Company was recapitalized as an SEC reporting Company and in April 2002, the Company closed on its first acquisition. In addition, the Company is seeking funding and additional acquisitions.

NOTE 7   SUBSEQUENT EVENTS
--------------------------

         (A) ACQUISITION

         On April 30, 2002, the Company closed on an agreement to acquire a beverage company. The Company issued 571,428 of it common shares in exchange for 100% of the acquiree's outstanding capital stock.

         (B) NOTE PAYABLE AND OPTIONS

         In May 2002, the Company borrowed $50,000 from an affiliate of the Company's President. The note bears interest at 8% and is due on demand. In conjunction with this issuance, the Company issued the President options to purchase 10,000 shares of common stock at $0.50 per share.

         (C) PRIVATE PLACEMENT

         On May 23, 2002, the Company sold 20,000 common shares for $10,000 under a private placement and has offered a total of 1,000,000 shares under this offering at $0.50 per shares.

         (D) PUT OPTION LIABILITY SETTLEMENT

         On May 29, 2002, the Company entered into a settlement agreement whereby they committed to pay $50,000 cash and 115,000 common shares to settle the put option liability. No shares will be returned to the Company. In addition, they hired the plaintiff under a 90-day consulting agreement in exchange for an additional 60,000 common shares. The total 175,000 shares will be valued at the contemporaneous private placement offering of $0.50 per share resulting in a value of $87,500. The total settlement cost for the $400,000 put option liability, including the consulting shares, is $137,500. Accordingly, a gain on settlement of $262,500 will be recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. These forward-looking statements may be impacted, either positively or negatively, by various factors Our actual results may differ significantly from the results, expectations and plans discussed. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth.

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

Revenues for the three months ended March 31, 2002:

We have not generated any revenues as of March 31, 2002. However, we remain optimistic that our acquisition of Buzzy's Coffee and the management team which has joined the Company will prove to be the foundation for our future growth. We are currently negotiating with one of the largest vending machine networks to have our coffee available in vending machines. Negotiations are underway to have Buzzy's coffee sent to commissaries throughout the United States. Distribution of the coffee would be made by one of the largest food and beverage distributors in the world. There can be no assurance that we will be successful with securing these contracts or even if secured, that we will be able to generate a profit.

For the three months ended March 31, 2002, we incurred a loss from operations of $2,891,913 and a net loss per share of ($.62). This compares to a loss since inception (September 9, 2001) of $7,572,311 and a net loss per share of $2.57. A significant portion of the operating expenses reflected on the income statement reflect non-cash expenditures which we have incurred as a result of the issuance of our common stock.

Liquidity and Capital Resources

As of March 31, 2002, we had no cash for ongoing operations. Unless Buzzy's generates revenues, we face a serious cash shortage. We have no cash to finance future acquisitions and will be reliant on our common stock to finance future acquisitions. We will require an additional capital infusion either through the offering of debt or equities We are currently offering for sale up to $500,000 of our common stock at a price of $.50 per share and have to date received and accepted subscriptions for 20,000 shares. We have also received subscriptions for an additional 800,000 shares at a cost of $400,000. The prospective investor has advised us that his subscription is contingent upon our Company becoming current with its filings with the Securities and Exchange Commission and having the NASD remove the "e" from its trading symbol.

Part 11   Other Information

Item 1.   Legal Proceedings

There have been no legal proceedings filed against us since the filing of our last annual report. We have however settled the lawsuit brought by David Merrell against the company. The agreement provides for us to pay a total of $50,000 and issue a total of 175,000 shares of our common stock to Mr. Merrell. We borrowed the $50,000 from an affiliate of our president to settle this claim. As of the date hereof, settlement documents are being distributed amongst the parties.

Item 2.   Change in Securities

Since the end of our fiscal year, we have issued the following securities.

Bruce Barber                        2/7/02                   210,000
Kevin Cowen                         2/7/02                    35,000
Deal Flow Advisors LLC              3/6/02                    25,000
Keith Z. Drowak                     2/7/02                    25,000
Victoria Elliott                    2/7/02                    75,000
Tom Fox                             2/7/02                    22,500
Walter Fox                          2/7/02                    10,000
Albert Goodman                      2/7/02                    35,000
Lewis Hall                          2/7/02                    12,500
Hashim Jafari                       3/6/02                     5,000
Joel Kamplus                        2/7/02                    25,000
Alvin Katz                          2/7/02                    25,000
Jeffrey G Klein                     3/11/02                  200,000
Jodi Mc Guire                       3/6/02                    25,000
Irwin Newman                        3/11/02                  200,000
Kenneth S. Pollock                  3/11/02                  200,000
Jonathan C. Rich                    2/1/02                     2,000
Siegel, Marc                        2/1/02                     1,000
Sitaras, Georgia                    3/02                     150,000
Theisman, Jeanne                    2/7/02                    10,000

Tugwell, Matt                       2/1/02                     1,000
Vallejo, Eric                       2/7/02                    27,500
Vfinance Investments, Inc.          2/1/02                    16,000
Xstream Beverage, Inc.              03/02                  4,267,500


All of the shares set forth above were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

We have not issued any senior securities and as such there have been no defaults.

Item 4.  Submission of Matters to a Vote of Security Holders

We have not submitted any matters to a vote of our security holders, whether through proxy or otherwise, during the quarter ended March 31, 2002.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-k

         (a) Exhibits.

         None

(b)      Reports on Form 8-K

         We filed a Form 8-kA on February 6, 2002 in connection with the Definitive Agreement and Plan of Reverse Acquisition between Geyser Group and Power.

         We filed a Form 8-k on March 29, 2002 in connection with our change of independent accounting firms.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT:

XSTREAM BEVERAGE GROUP, INC.


  /s/ Theodore Farnsworth
----------------------------------
BY: Theodore Farnsworth, president
May 30, 2002