Form 10QSB
period 2002-06-30
XSTREAM BEVERAGE GROUP INC
filed 2002-08-15
CIK 853833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


      621 NW 53rd Street, Suite 145 Boca Raton, Florida 33487 (561)998-4199
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)


Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X)                   No   (  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: June 30, 2002
                                            -------------


           CLASS                                  Outstanding at June 30, 2002
----------------------------                      ----------------------------
Common Stock $.001 par value                              7,638,464


                           XSTREAM BEVERAGE GROUP, INC.

PART I:   FINANCIAL INFORMATION                                       PAGE
                                                                      ----

           Balance Sheet as of June 30, 2002 (Unaudited)
           and December 31, 2001                                       3

           Statement of Operations for the six and three
           months ended June 30, 2002 and From September 9,
           2001 (inception) to June 30, 2002 (unaudited)               4

           Statement of Cash Flows for the Six Months Ended
           June 30, 2002 and from September 9, 2001
           (inception) to June 30, 2002 (unaudited)                    5

           Notes to Consolidated Financial Statements
           (Unaudited) as of June 30, 2002                             6

           Management Discussion and Analysis of Financial
           Condition and Results of Operations                         8-9

PART II: OTHER INFORMATION                                             10

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONDOLIDATED BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------

                                                                        June 30, 2002
                                                                         (Unaudited)        December 31, 2001
                                                                       -----------------  ----------------------
CURRENT ASSETS
Cash                                                                   $         65,643   $                  -
Due from principal stockholder                                                      403                     343
                                                                       -----------------  ----------------------
TOTAL CURRENT ASSETS                                                             66,046                     343
                                                                       -----------------  ----------------------

Deposits                                                                          2,585                      -
                                                                       -----------------  ----------------------

TOTAL ASSETS                                                           $         68,631   $                 343
                                                                       =================  ======================

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                        ----------------------------------------

CURRENT LIABILITIES
Put option liability                                                   $             -    $             400,000
Cash overdraft                                                                       -                      453
Due to affiliate                                                                  1,750                      -
Loans payable - related parties                                                  91,785                  24,031
Accounts payable                                                                 85,066                  39,722
Accrued expenses                                                                  1,351                      -
Accrued compensation                                                            187,500                      -
                                                                       -----------------  ----------------------
TOTAL CURRENT LIABILITIES                                                       367,452                 464,206
                                                                       -----------------  ----------------------

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
  Series A, 200,000 shares issuable                                                 200                     200
Common stock, $0.001 par value, 50,000,000 shares authorized,
  7,638,464 and 1,740,145 shares issued and outstanding, respectively             7,638                   1,740
Common stock issuable (175,000 shares)                                              175                     -
Additional paid-in capital                                                   13,292,344               4,309,987
Deficit accumulated during development stage                                 (9,187,634)             (4,680,398)
                                                                       -----------------  ----------------------
                                                                              4,112,723                (368,471)
Less: subscription promissory note receivable                                (2,133,750)                    -
Less: deferred consulting expense                                              (627,794)                (95,392)
Less: deferred legal fees                                                    (1,650,000)                    -
                                                                       -----------------  ----------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                 (298,821)               (463,863)
                                                                       -----------------  ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $         68,631   $                 343
                                                                       =================  ======================

              See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDOLIDATED STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                                                                      From
                                                       Three Months          Six Months         September 9, 2001
                                                          Ended                Ended             (inception) to
                                                      June 30, 2002        June 30, 2002          June 30, 2002
                                                   -------------------   ------------------  ------------------------
OPERATING EXPENSES
Compensation                                       $           93,750    $         187,500   $             2,215,040
Consulting                                                    857,330            2,806,158                 5,416,397
Loan fee                                                       50,000               50,000                    50,000
Professional fees                                             853,085            1,685,404                 1,716,489
General and administrative                                     23,658               40,674                    52,208
                                                   -------------------   ------------------  ------------------------
TOTAL OPERATING EXPENSES                                    1,877,823            4,769,736                 9,450,134
                                                   -------------------   ------------------  ------------------------

LOSS FROM OPERATIONS                                       (1,877,823)          (4,769,736)               (9,450,134)

OTHER INCOME
Settlement gain                                               262,500              262,500                   262,500
                                                   -------------------   ------------------  ------------------------
TOTAL OTHER INCOME                                            262,500              262,500                   262,500
                                                   -------------------   ------------------  ------------------------

NET LOSS                                           $       (1,615,323)   $      (4,507,236)  $            (9,187,634)
                                                   ===================   ==================  ========================

Net loss per share - basic and diluted             $            (0.23)   $           (0.78)  $                 (2.12)
                                                   ===================   ==================  ========================

Weighted average number of shares outstanding
   during the period - basic and diluted                    6,881,053            5,800,596                 4,166,398
                                                   ===================   ==================  ========================

              See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                                                                     From
                                                                          Six Months           September 9, 2001
                                                                            Ended                (Inception) to
                                                                        June 30, 2002            June 30, 2002
                                                                     -------------------   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $       (4,507,236)   $             (9,187,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based expenses                                                          4,488,778                   9,124,990
Gain on settlement                                                             (262,500)                   (262,500)
Changes in operating assets and liabilities:
(Increase) decrease in:
Deposits                                                                         (2,585)                     (2,585)
Increase (decrease) in:
Accounts payable                                                                 45,344                      73,970
Accrued expenses                                                                  1,351                       1,351
Accrued compensation                                                            187,500                     187,500
Due to affiliate                                                                  1,750                       1,750
                                                                     -------------------   -------------------------
NET CASH USED IN OPERATING ACTIVITIES                                           (47,598)                    (63,158)
                                                                     -------------------   -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to principal stockholder                                                      (60)                       (403)
Cash acquired in recapitalization                                                    -                          108
                                                                     -------------------   -------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (60)                       (295)
                                                                     -------------------   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement payment                                                              (50,000)                    (50,000)
Proceeds from sale of common stock                                              110,000                     110,086
Offering costs                                                                  (14,000)                    (14,000)
Cash overdraft (repayment)                                                         (453)                       -
Proceeds from related party loans                                                93,856                     109,112
Repayments of related party loans                                               (26,102)                    (26,102)
                                                                     -------------------   -------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       113,301                     129,096
                                                                     -------------------   -------------------------

Net Increase in Cash                                                             65,643                      65,643

Cash at Beginning of Period                                                          -                          -
                                                                     -------------------   -------------------------

CASH AT END OF PERIOD                                                $           65,643    $                 65,643
                                                                     ===================   =========================

              See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)

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

NOTE 2   NET LOSS PER COMMON SHARE
----------------------------------

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the three and six months ended June 30, 2002 the diluted loss per share is the same as basic loss per shares since the effect of all common stock equivalents was antidilutive due to the net loss. Pursuant to SFAS 128, for the three and six months ended June 30, 2002, 600,000 common shares issued were not included in the computation of loss per share since they were contingently returnable (see Note 5(B)). At June 30, 2002, there were 245,000 common stock warrants and 9,510,000 employee common stock options outstanding, which may dilute future earnings per share.

NOTE 3   PROMISSORY NOTE
------------------------

In May 2002, the Company borrowed $50,000 from an affiliate of the Company's President. The note bears interest at 8% and is due on demand. In conjunction with this issuance, the Company issued the President 100,000 shares of common stock as a loan fee. (See Note 5)

NOTE 4   COMMITMENTS AND CONTINGENCIES
--------------------------------------

         (A) LEGAL MATTERS AND SETTLEMENT AGREEMENT

         There were 175,000 post reverse split common shares held in escrow and previously reflected as outstanding. A put option liability of $400,000 also existed on 6,250 other common shares. The Company maintained the position that the 175,000 shares were issued contingent on the raising of $1,000,000. The Company has taken the position that those shares will not be issued, as the funds were not raised and such shares were cancelled in May 2002. In litigation related to these matters, on May 29, 2002, the Company entered into a settlement agreement whereby they paid

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)

         $50,000 cash and committed to issue 115,000 common shares to settle the put option liability and dispute over the 175,000 shares. No shares will be returned to the Company under the put option and the original 175,000 shares will be cancelled. In addition, they hired the plaintiff under a 90-day consulting agreement in exchange for an additional 60,000 common shares. The total new 175,000 shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a value of $87,500. The total settlement cost, including the consulting shares, is $137,500. Accordingly, a gain on settlement of $262,500 was recognized. The 175,000 were not issued as of June 30, 2002 and accordingly are reflected as issuable.

         (B) CONSULTING AGREEMENTS

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

         On June 3, 2002, the Company executed a non-exclusive six-month consulting agreement for financial advisory services. The financial advisor will be paid 11% of any gross proceeds raised from a source introduced by the financial advisor.

         (C) EMPLOYMENT AGREEMENTS

         The Company entered into three employment agreements with officers for approximately three to four years, providing annual compensation aggregating $375,000 with 10% annual increases and severance provisions providing up to 200% of the salaries. In addition, the agreements grant stock options to purchase an aggregate 9,500,000 at a $1.75 exercise price per share and the promise of future stock options grants aggregating 9,500,000 and exercisable at $1.75 per share based upon a stipulated performance schedule. All option provide for cashless exercise. In accordance with APB 25, since the exercise price of the options equaled the fair market value of the underlying common stock at the grant date, no compensation expense was recognized.

         The Company entered into a three-year agreement with the owner of a Company, which it acquired, which acquisition and associated employment agreement was then rescinded (see Note 7).

         (D) LETTER OF INTENT

         On May 24, 2002, the Company executed a letter of intent to acquire 100% of the common stock of a beverage company. The agreement calls for a cash purchase price of $9 million payable over a two-year period and $25 million worth of the Company's common stock valued based upon the average weekly trading price 15 days before closing, however, at no less than $2.50 per share. The letter of intent calls for a definitive stock exchange agreement to be executed. Closing is to be on or before September 15, 2002.
                                       7

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)

         (E) OFFICE LEASE

         On June 1, 2002 (the Effective Date"), the Company entered into a lease for new office space through February 28, 2003. The rent is $2,585 per month.

NOTE 5   STOCKHOLDER'S EQUITY
-----------------------------

         (A) PREFERRED STOCK

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

         In September 2001, the Board authorized the issuance of 200,000 Series A preferred shares for services, however, as the amendment to the articles for the Series A shares was never filed with the State of Nevada, the shares are not considered issued and outstanding as of June 30, 2002 for legal purposes. For accounting purposes, the preferred shares are reflected as issuable at June 30, 2002.

         (B) ISSUANCES OF COMMON STOCK

         In February 2002, the Company issued 4,267,500 of its common shares to its founder and principal stockholder, Xstream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance was considered in substance, a compensation expense to be recognized during the service period pursuant to a verbal consulting agreement, which was effective April 1, 2002. Accordingly, the value of $10,668,750 had been recorded as a deferred compensation expense at March 31, 2002. In July 2002, effective April 1, 2002 the Company rescinded the consulting agreement and received a subscription for the 4,267,500 common shares, paid for in the form of a promissory note at the contemporaneous offering price of $0.50 per share resulting in a subscription promissory note receivable of $2,133,750. The note bears interest at 8% and is due August 13, 2003. The $10,668,750 deferred compensation and related $10,664,483 additional paid-in capital were reversed.

         In March 2002, the Company issued 600,000 contingently returnable common shares for legal services to be rendered. The shares were vested at the grant date resulting in a value of $3,300,000 based on the trading price on the grant date. The compensation will be recognized over the 12-month term of the service agreement, which began January 2002. A legal expense of $825,000 was recognized in the three months ended March 31, 2002 and an amount of $2,475,000 was deferred at March 31, 2002. Another $825,000 was amortized to legal expense for the three months ended June 30, 2002. Due to the contingency, the 600,000 shares are

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)

         reflected on the consolidated balance sheet as issued at June 30, 2002 but are not included in the computation of net loss per share. (See Note 2)

         On March 7, 2002, the Company issued 50,000 of its common shares pursuant to a seven-month consulting agreement. The 50,000 shares were vested at the grant date resulting in a value of $275,000 based on the trading price on the grant date, to be recognized over the seven-month service period. During the three months ended March 31, 2002, $39,286 of consulting expense was recognized and $235,714 was deferred at March 31, 2002. During the three months ended June 30, 2002, $117,858 was amortized to consulting expense. Options to issue 200,000 common shares were also issued to the same consultant at a $4.50 per share exercise price. The options were valued at their fair market value of $1,088,681 using the Black-Scholes method resulting in a consulting expense of $155,526 for the three months ended March 31, 2002 and a deferred amount of $933,155 at March 31, 2002. During the three months ended June 30, 2002, $466,578 was amortized to consulting expense. Such options expire in 18 months. In addition, 15,000 shares are due on the first of each month for the duration of the agreement. On March 31, 2002, the Company issued 15,000 shares resulting in a consulting expense recognized of $59,250. On each date of April 1, May 1 and June 1, 2002 the Company issued 15,000 common shares pursuant to the consulting agreement. The aggregate 45,000 shares were valued at the trading price of $3.95 per share on the original grant date resulting in an expense for the three months ended June 30, 2002 of $177,750.

         During February 2002, the Company issued 667,500 shares to various parties for nominal consideration. The Company recognized a consulting expense of $1,668,750 based on the $2.50 per share trading price of the common stock on the grant date.

         In 2001, the Company issued warrants to purchase 50,000 shares of common stock to a consultant at an exercise price of $1.80 per share through November 19, 2006. The warrants contain a cashless exercise provision. In March 2002, 7,500 warrants were exercised under the cashless exercise provision resulting in a commitment to issue 4,964 shares of common stock. These shares are issued as of June 30, 2002.

         During May and June 2002, the Company issued 220,000 common shares for $0.50 per share or aggregate gross proceeds of $110,000. The Company paid associated cash offering costs of $14,000, which was charged against the gross proceeds to additional paid-in capital.

         On May 9, 2002, the Company issued 100,000 shares to its President as a loan fee relating to a $50,000 loan made in May 2002 (see Note 3). The shares were value at the contemporaneous offering price of $0.50 per share resulting in a loan fee expense of $50,000, which was recognized immediately since the loan was due on demand.

         On May 21, 2002, the Company issued 103,500 common shares for nominal consideration. The shares were treated as stock for consulting services and valued at the contemporaneous offering price of $0.50 resulting in a consulting expense of $51,750.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)

         During the three and six months ended June 30, 2002, $26,016 and $52,032 of deferred consulting fees relating to a Management and Investment banking Agreement entered into in November 2001 were amortized as consulting expense.

NOTE 6   RELATED PARTY TRANSACTIONS
-----------------------------------

The Company paid rent to an affiliate of an officer. Rent accrued to that affiliate as of June 30, 2002 was $1,750. As of June 30, 2002, the Company entered into a lease for a new corporate office with an unaffiliated lessor.

In May 2002, an affiliate of the President loaned $50,000 to the Company and the President received a 100,000 common shares as a loan fee relating to this transaction (see Notes 3 and 5(B)).

NOTE 7   ACQUISITION AND SUBSEQUENT RESCISSION
----------------------------------------------

On April 30, 2002, the Company closed on an agreement to acquire a beverage company (the "Acquiree"). The Company committed to issue 571,428 of it common shares in exchange for 100% of the Acquiree's outstanding capital stock and 10,000 common shares pursuant to a related employment agreement with the former owner of the Acquiree. (See Note 4(C)) The shares were never issued.

The Company has determined that the acquiree cannot provide the required audited financial statements and the Company never gained control of the acquiree after the closing. As a result, the Company is unilaterally rescinding the agreement, which includes the employment agreement with a shareholder of the acquiree. In addition, the Company has discovered certain facts that will likely give rise to an independent cause of action against the shareholders of the acquiree. Since the Company never gained control of the acquiree and believes there were no operations in the acquiree, the accompanying consolidated financial statements do not include any operations of the acquiree.

NOTE 8   GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, the Company has operating losses for the three months ended June 30, 2002 of $1,615,323, a deficit accumulated during the development stage of $9,187,634 at June 30, 2002, and cash used in operations for the six months ended June 30, 2002 of $47,598, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On September 14, 2001, the Company was recapitalized as an SEC reporting Company and in the three months ended June 30, 2002, the Company raised $96,000 net proceeds from an equity offering. In addition, the Company is seeking additional funding and additional acquisitions.

NOTE 9   SUBSEQUENT EVENTS
--------------------------

(A) Financial Advisory Agreement and Related Common Stock Issuances

On July 10, 2002, the Company entered into a non-exclusive one-year financial advisory agreement. The agreement provides for various fees as follows:

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)

         (a)      Financial Advisory Fees and Funding Fee:

                  The Company will issue 200,000 of its common shares as an advisory fee, such shares payable quarterly with 50,000 upon signing of the agreement and 50,000 shares on each of October 1, 2002, January 1, 2003, and April 1, 2003. The shares vest pro-rata over the agreement term.

                  In addition, if, within 90 days following execution of the agreement,, the financial advisor secures at least $3 million financing for the Company or introduces the Company to a financing source of $3 million, or arranges a business combination for the company, the Company will pay a financial advisory funding fee of 200,000 common shares and warrants to purchase 200,000 common shares at an exercise price of $3.00 per share for five years.

                  The Company will also pay $25,000 for assistance with a private placement.

         (b)      Financing Fee:

                  The Company will pay a financing fee to the financial advisor from 5% to 10% of funds raised, plus expenses, as stipulated in the agreement.

         (c)      Finders Fee and Transaction Fee

                  The Company will pay a quarterly finders fee, as 5% of revenues collected, as a result of a business relationship between the Company and a third party introduced by the financial advisor. The Company will also pay a sliding scale transaction fee from 1% to 5% based on the value of any transaction, such as a business combination, that occurs as a result of the introduction by the financial advisor

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes. The following discussion and analysis contains forward- looking statements, which involve risks and uncertainties in the forward-looking statements. These forward-looking statements may be impacted, either positively or negatively, by various factors Our actual results may differ significantly from the results, expectations and plans discussed. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth.

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

Revenues for the six months ended June 30, 2002:

We have not generated any revenues for the six months ended June 30, 2002. We rescinded our agreement with Buzzy's Beverages, Inc. Not only was Buzzy's unable to provide us with audited financial statements, we discovered that representations made by the shareholders were inaccurate and as a result, we may be forced to institute legal proceedings.

We signed a letter of intent to acquire all of the issued and outstanding shares of common stock of Dark Dog Sale & Retail Vertriebs GmBh ("Dark Dog") for $9 million in cash payable over three years and $25 million of our common stock. If we are not able to close on this transaction, our ability to generate revenues during our next quarter will be significantly impaired.

For the three and six months ended June 30, 2002, we incurred losses from operations of ($1,877,823) and ($4,769,736) and a net loss per share of ($.23) and ($.78) respectively. This compares to a loss since inception (September 9, 2001) of ($9,187,634) and a net loss per share of ($2.12). A significant portion of the operating expenses reflected on the income statement reflect non-cash expenditures which we have incurred as a result of the issuance of our common stock.

Liquidity and Capital Resources

As of June 30, 2002, we had $65,643 in cash and total assets of $68,631 as compared to no cash and total assets of $343 as of December 31, 2001. The cash proceeds represents the remainder of the proceeds received from the sale of our common stock to investors pursuant to a private placement conducted pursuant to Rule 506 of Regulation D. We have been offering up to $1 million of our common stock at a price of $.50 per share.

Our current liabilities total $367,452 as compared to $464,206 as of December 31, 2002. Total Stockholders's Deficiency was ($298,821) as compared to ($463,863). The reduction primarily reflects the settlement of the $400,000 put option liability and increases in accounts payable, loans payable to related parties and accrued compensation.

We issued 4,267,500 shares of our common stock to Xstream Beverage Inc. in consideration for a promissory note in the amount of $2,133,750. Edward Arioli serves as our president and is the president of Xstream Beverage Inc. The $.50 cost per share is equal to the cost per share which Xstream is offering its common stock in its private placement.

Part  11 Other Information

Item 1.     Legal Proceedings

There have been no legal proceedings filed against us since the filing of our last quarterly report.

Item 2.   Change in Securities

During the quarter ended June 30, 2002 we issued the following securities:

Joseph Azzata                       5/21/02                            50,000
Deal Flow Advisors                  5/21/02                            22,500
Jack Kuhn                           5/21/02                             3,500
Brently Martin                      5/21/02                            50,000
Georgia Sitaris                     5/21/02                            22,500
Murray Segal                        5/30/02                            20,000
Jonathan Rich                       6/25/02                             3,364
Yanneth Arrango                     6/25/02                             5,000
Barbara Bant                        6/25/02                            10,000
Thomas Blake                        6/25/02                             2,200
J. Allison Defore                   6/25/02                             2,000
Evelyn Diamond                      6/25/02                             5,000
Theresa Dickinson                   6/25/02                             2,000
Gary Ferguson IRA                   6/25/02                             1,000
James Healey                        6/25/02                             5,000
Kerry Lee Herdon IRA                6/25/02                             5,000
J. Stanton Kane                     6/25/02                            10,000
Don Larson IRA                      6/25/02                            20,000
Marcia Neafsey                      6/25/02                             1,000
Maryland & David Nelson             6/25/02                             2,000
Ronlo Inc.                          6/25/02                             5,000
Phyllis Sague                       6/25/02                             2,000
Nick Silverio IRA                   6/25/02                             5,000
Maria Smith                         6/25/02                             2,000
Cindy Swift                         6/25/02                               800
Nancy  Trescott                     6/25/02                             5,000
Francisco Valdez                    6/25/02                            25,000
Norman Mills                        6/25/02                            34,000
Matt Tugwell                        6/07/02                             1,600

         All of the shares set forth above were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act or pursuant to Rule 506 of Regulation D.

Item 3.   Defaults Upon Senior Securities

We have not issued any senior securities and as such there have been no defaults.

Item 4.  Submission of Matters to a Vote of Security Holders

We have not submitted any matters to a vote of our security holders, whether through proxy or otherwise, during the quarter ended June 30, 2002.

Item 5.   Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-k

         (a) Exhibits.

         99.1 Certification by chief executive officer

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended June 30, 2002. We did however file a Form 8-k on August 1, 2002 in connection with the termination of the Buzzy's Beverages agreement and the signing of the letter of intent with respect to the acquisition of Dark Dog Sale & Retail Vertriebs GmBh..

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT:

XSTREAM BEVERAGE GROUP, INC.


    /s/ Steve A. Haglund
-------------------------------------
BY: Steve A. Haglund, CEO
August 13, 2002