Form 10QSB
period 2002-09-30
XSTREAM BEVERAGE GROUP INC
filed 2002-11-18
CIK 853833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

            For the transition period from__________ to ___________


                          XSTREAM BEVERAGE GROUP, INC.
                          ----------------------------
                (Name of Registrant as specified in its charter)

         NEVADA                                        33-30158-A                        62-1386351
  (State or other jurisdiction of                  (Commission File                     (IRS Employer
 incorporation or organization)                       No.)                            Identification No.)


     621 NW 53rd Street, Suite 145 Boca Raton, Florida 33487 (561)998-4199
     ---------------------------------------------------------------------
          (Address and telephone number of principal executive offices)


Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  (X)                   No   ( )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: September 30, 2002


         CLASS                                Outstanding at September 30, 2002
         -----                                ---------------------------------
Common Stock $.001 par value                             8,873,410

                          XSTREAM BEVERAGE GROUP, INC.


PART I:   FINANCIAL INFORMATION
                                                                                         PAGE
                                                                                         ----
                  Consolidated Balance Sheets as of September 30, 2002
                  (Unaudited) and December 31, 2001                                         3

                  Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and From September 9,
                  2001 (inception) to September 30, 2002 (unaudited)                        4

                  Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2002 and from September
                  9, 2001 (inception) to September 30,  2002 (unaudited)                    5

                  Notes to Consolidated Financial Statements
                  as of September 30, 2002   (Unaudited)                                    6-13

                  Management Discussion and Analysis of Financial
                  Condition and Results of Operations                                      14-15

PART II: OTHER INFORMATION                                                                 16

PART I.

     ITEM I.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                   September 30, 2002
                                                                      (Unaudited)      December 31, 2001
                                                                   ------------------  -----------------
CURRENT ASSETS
Cash                                                                 $     55,972         $         --
Due from principal stockholder                                                956                  343
Prepaid expenses                                                            1,475                   --
                                                                     ------------         ------------
TOTAL CURRENT ASSETS                                                       58,403                  343
                                                                     ------------         ------------

OTHER ASSETS
Deposits                                                                    5,084                   --
                                                                     ------------         ------------
TOTAL OTHER ASSETS                                                          5,084                   --
                                                                     ------------         ------------

PROPERTY AND EQUIPMENT, NET                                                 3,419                   --
                                                                     ------------         ------------

TOTAL ASSETS                                                         $     66,906         $        343
                                                                     ============         ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Put option liability                                                 $         --         $    400,000
Cash overdraft                                                                 --                  453
Loans payable - related parties                                                --               24,031
Accounts payable                                                          106,623               39,722
Accrued expenses                                                            1,526                   --
Accrued compensation                                                      235,236                   --
                                                                     ------------         ------------
TOTAL CURRENT LIABILITIES                                                 343,385              464,206
                                                                     ------------         ------------

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares
  authorized, Series A, 200,000 shares issued and outstanding                 200                  200
Common stock, $0.001 par value, 50,000,000 shares authorized,
  8,873,410 and 1,740,145 shares issued and outstanding,
  respectively                                                              8,873                1,740
Common stock issuable (220,000 shares)                                        220                   --
Additional paid-in capital                                             13,158,879            4,309,987
Deficit accumulated during development stage                          (10,296,554)          (4,680,398)
                                                                     ------------         ------------
                                                                        2,871,618             (368,471)
Less: subscription receivable                                             (15,200)                  --
Less: subscription promissory note receivable (4,267,500
  common shares)                                                       (2,133,750)                  --
Less: deferred consulting expense                                        (174,147)             (95,392)
Less: deferred legal fees                                                (825,000)                  --
                                                                     ------------         ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                           (276,479)            (463,863)
                                                                     ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $     66,906         $        343
                                                                     ============         ============


           See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                          From
                                             Three Months          Nine Months      September 9, 2001
                                                 Ended                Ended           (inception) to
                                           September 30, 2002   September 30, 2002   September 30, 2002
                                           ------------------   ------------------   ------------------
OPERATING EXPENSES
Compensation                                  $     93,750         $    281,250         $  2,308,790
Consulting                                         792,472            3,598,630            6,208,869
Loan fee                                                --               50,000               50,000
Professional fees                                  126,901            1,831,287            1,843,390
General and administrative                          93,670              115,006              145,522
                                              ------------         ------------         ------------
TOTAL OPERATING EXPENSES                         1,106,793            5,876,173           10,556,571
                                              ------------         ------------         ------------

LOSS FROM OPERATIONS                            (1,106,793)          (5,876,173)         (10,556,571)

OTHER INCOME (EXPENSE)
Settlement gain                                         --              262,500              262,500
Interest income                                        234                  234                  234
Interest expense                                    (2,361)              (2,717)              (2,717)
                                              ------------         ------------         ------------
TOTAL OTHER INCOME (EXPENSE)                        (2,127)             260,017              260,017
                                              ------------         ------------         ------------

NET LOSS                                      $ (1,108,920)        $ (5,616,156)        $(10,296,554)
                                              ============         ============         ============

Net loss per share - basic and diluted        $      (0.15)        $      (0.88)        $      (2.08)
                                              ============         ============         ============

Weighted average number of shares
   outstanding during the period -
   basic and diluted                             7,474,672            6,366,828            4,955,007
                                              ============         ============         ============

           See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months     From September 9, 2001
                                                                Ended           (Inception) to
                                                         September 30, 2002    September 30, 2002
                                                         ------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $ (5,616,156)        $(10,296,554)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Stock issued as loan fee                                           50,000               50,000
Stock and options for services                                  5,232,800            9,841,472
Contributed services                                                   --               27,540
Gain on settlement                                               (262,500)            (262,500)
Depreciation                                                          117                  117
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses                                                   (1,475)              (1,475)
Deposits                                                           (5,084)              (5,084)
Increase (decrease) in:
Accrued compensation                                              235,236              235,236
Accounts payable                                                   66,901               95,527
Accrued expenses                                                    1,526                1,526
                                                             ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES                            (298,635)            (314,195)
                                                             ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                 (3,536)              (3,536)
Loans to principal stockholder                                       (613)                (956)
Cash acquired in recapitalization                                      --                  108
                                                             ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                              (4,149)              (4,384)
                                                             ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement payment                                                (50,000)             (50,000)
Proceeds from sale of common stock, net                           433,240              433,326
Repayments of related party loans, net                            (24,031)              (8,775)
Cash overdraft (repayment)                                           (453)                  --
                                                             ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         358,756              374,551
                                                             ------------         ------------

Net Increase in Cash and Cash Equivalents                          55,972               55,972

Cash and Cash Equivalents at Beginning of Period                       --                   --
                                                             ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     55,972         $     55,972
                                                             ============         ============


           See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)



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

NOTE 2   NET LOSS PER COMMON SHARE
----------------------------------

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the three and nine months ended September 30, 2002 the diluted loss per share is the same as basic loss per shares since the effect of all common stock equivalents was antidilutive due to the net loss. Pursuant to SFAS No. 128, for the three and nine months ended September 30, 2002, 600,000 common shares issued were not included in the computation of loss per share since they were contingently returnable (see Note 5(B)). At September 30, 2002, there were 245,000 common stock warrants and 9,500,000 employee common stock options outstanding, which may dilute future earnings per share.

NOTE 3   PROMISSORY NOTE
------------------------

In May 2002, the Company borrowed
$50,000 from an affiliate of the Company's President. The note bears interest at 8% and is due on demand. The $50,000 was repaid during July to September 2002. In connection with this issuance, the Company issued the President 100,000 shares of common stock as a loan fee. These shares were assigned by the President to third parties. (See Notes 5 and 6)

NOTE 4   COMMITMENTS AND CONTINGENCIES
--------------------------------------

         (A) LEGAL MATTERS AND SETTLEMENT AGREEMENT

         Through May 2002 there were 175,000 post reverse split common shares held in escrow and previously reflected as outstanding. A put option liability of $400,000 also existed on 6,250 other common shares. The Company maintained the position that the 175,000 shares were issued contingent on the raising of $1,000,000. The Company has taken the position that those shares will not be issued, as the funds were not raised, and such shares were cancelled in May 2002. In litigation

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)


         related to these matters, on May 29, 2002, the Company entered into a settlement agreement whereby they paid $50,000 cash and committed to issue 115,000 common shares to settle the put option liability and dispute over the 175,000 shares. No shares will be returned to the Company under the put option and the original 175,000 shares were cancelled. In addition, they hired the plaintiff under a 90-day consulting agreement in exchange for an additional 60,000 common shares. The total new 175,000 shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $87,500. The total settlement cost, including the consulting shares, is $137,500. Accordingly, a gain on settlement of $262,500 was recognized in May 2002.

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

         On July 10, 2002, the Company entered into a non-exclusive one-year financial advisory agreement. The agreement provides for various fees as follows:

         (a)      Financial Advisory Fees and Funding Fee:

                  The Company will issue 200,000 of its common shares as an advisory fee, such shares payable quarterly with 50,000 upon signing of the agreement and 50,000 shares on each of October 1, 2002, January 1, 2003, and April 1, 2003. The shares vest pro-rata over the agreement term. As of September 30, 2002, 50,000 shares have been issued and included in consulting expense at $25,000 based on the contemporaneous cash offering price of $0.50 per common share.

                  In addition, if, within 90 days following execution of the agreement, the financial advisor secures at least $3 million financing for the Company or introduces the Company to a financing source of $3 million, or arranges a business combination for the company, the Company will pay a financial advisory funding fee of 200,000 common shares and warrants to purchase 200,000 common shares at an exercise price of $3.00 per share for five years.


                  Under the agreement, the Company was to pay $25,000 for assistance with a private placement. As of September 30, 2002 the amount has not been paid.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)


         (b)      Financing Fee:
                  The Company will pay a financing fee to the financial advisor from 5% to 10% of funds raised, plus expenses, as stipulated in the agreement.

         (c)      Finders Fee and Transaction Fee
                  The Company will pay a quarterly finders fee, as 5% of any revenues collected, as a result of a business relationship between the Company and a third party introduced by the financial advisor. The Company will also pay a sliding scale transaction fee from 1% to 5% based on the value of any transaction, such as a business combination, that occurs as a result of the introduction by the financial advisor.

         On August 15, 2002, the Company executed a ten-month consulting agreement whereby the consultant will provide financial advice regarding business and financing activities. The Company paid an expense reimbursement fee of $10,000 included in operations and will pay a fee of 11% of gross proceeds raised in any debt or equity offering that occurs as a result as a result of an introduction by the consultant.

         On August 17, 2002, the Company executed a six month consulting agreement whereby the consultant will market the Company's private placement in exchange for a one-time grant of 20,000 common shares and $1,000 per month for six months.

         On September 27, 2002, the Company executed a one-year consulting agreement whereby the consultant will represent the Company in investors' communications and public relations. The Company will pay the consultant a non-refundable commencement bonus of 275,000 restricted common shares, 100,000 warrants exercisable at $3 for five years, 100,000 warrants exercisable at $4 for five years, 100,000 warrants exercisable at $5 for five years. The Company is to issue 175,000 of the common shares at commencement and 100,000 of the common shares are held in escrow for six months under the agreement. The consultant will receive a finder's fee equal to 3% of any funds raised or mergers/acquisitions transacted with parties introduced by the consultant. The 175,000 shares are reflected as issuable at September 30, 2002 (see Note 5(B)).

         (C) EMPLOYMENT AGREEMENTS

         The Company entered into separate employment agreements with each of three officers for approximately three to four years, providing annual compensation aggregating $375,000 with 10% annual increases and severance provisions providing up to 200% of the salaries. In addition, the agreements grant stock options to purchase an aggregate 9,500,000 at a $1.75 exercise price per share and the promise of future stock options grants aggregating 9,500,000 and exercisable at $1.75 per share based upon a stipulated performance schedule. All options provide for cashless exercise. In accordance with APB 25, since the exercise price of the options equaled the fair market value of the underlying common stock at the grant date, no compensation expense was recognized.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)


         The Company entered into a three-year agreement with the owner of a Company, which it acquired, which acquisition and associated employment agreement was then rescinded (see Note 7).

         (D) LETTER OF INTENT

         On May 24, 2002, the Company executed a letter of intent to acquire 100% of the common stock of a beverage company. The agreement calls for a cash purchase price of $9 million payable over a two-year period and $25 million worth of the Company's common stock valued based upon the average weekly trading price 15 days before closing, however, at no less than $2.50 per share. The letter of intent calls for a definitive stock exchange agreement to be executed. Closing was to be on or before September 15, 2002, however the closing has been delayed.

         (E) OFFICE LEASE

         On June 1, 2002 (the Effective Date"), the Company entered into a lease for new office space through February 28, 2003. The rent is $2,585 per month. (See Note 6)

NOTE 5   STOCKHOLDER'S DEFICIENCY
---------------------------------

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

         In September 2001, the Board authorized and issued 200,000 Series A preferred shares for services rendered.

         (B) ISSUANCES OF COMMON STOCK

         In February 2002, the Company issued 4,267,500 of its common shares to its founder and principal stockholder, Xstream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance was considered in substance, a compensation expense to be recognized during the service period pursuant to a verbal consulting agreement, which was effective April 1, 2002. Accordingly, the value of $10,668,750 had been recorded as a deferred compensation expense at March 31, 2002. In July 2002, effective April 1, 2002 the Company rescinded the consulting agreement and received a subscription for the 4,267,500 common shares, paid for in the form of a promissory note at the contemporaneous offering price of $0.50 per share resulting in a subscription promissory note receivable of $2,133,750. The note bears interest at 8% and is due August 13, 2003. Due to the rescission of the consulting agreements, the $10,668,750 deferred compensation and related $10,664,483 additional paid-in capital were reversed.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)


         In March 2002, the Company issued 600,000 contingently returnable common shares for legal services to be rendered. The shares were vested at the grant date resulting in an original fair value of $3,300,000 based on the $5.50 quoted trading price on the grant date. The $3,300,000 was originally recorded as deferred legal fees. However, based on the measurement date method at each date the shares are earned, the value of the shares expensed for the three months ended September 30, 2002 was $75,000 based on the contemporaneous private placement offering price of $0.50 per share. The compensation expense will be recognized over the 12-month term of the service agreement, which began January 2002. A legal expense of $1,725,000 was recognized during the nine months ended September 30, 2002 and an amount of $825,000 was deferred at September 30, 2002 based on the original $5.50 quoted trading price per share. Due to the contingency, the 600,000 shares are reflected on the consolidated balance sheet as issued at September 30, 2002 but are not included in the computation of net loss per share. (See Note 2)

         On March 7, 2002, the Company issued 50,000 of its common shares pursuant to a seven-month consulting agreement. The 50,000 shares were vested at the grant date resulting in a fair value of $275,000 based on the quoted trading price on the grant date, to be recognized over the seven-month service period. As of September 30, 2002, the $275,000 was fully recognized as consulting expense. Options to issue 200,000 common shares were also granted to the same consultant at a $4.50 per share exercise price. The options were valued at their fair market value of $1,088,681 using the Black-Scholes option pricing method in accordance with SFAS No. 123. The $1,088,681 was recognized as consulting expense pro-rata over the seven-month term of the agreement. Such options expire in 18 months from the grant date. In addition, 15,000 shares are due on the first of each month for the duration of the agreement. On the first of each month April through September 2002, 15,000 common shares became issuable pursuant to the consulting agreement. Through September 30, 2002 45,000 shares have been issued and 45,000 shares are issuable under the agreement However, the current quarter 45,000 share obligation is being disputed due to management's contention that the agreed upon services have not been provided. The Company has accrued the fair value of those disputed shares as a contingency in stockholders' deficiency. The aggregate 90,000 shares were valued based on the quoted trading price of the common stock through June 2002 (ranging from $2.99 to $3.45 per share) and based on the private placement price of $0.50 per share from July through September 2002 resulting in a total consulting expense recognized through September 30, 2002 of $166,623.

         During February 2002, the Company issued 667,500 shares to various parties for nominal consideration. The Company recognized a consulting expense of $1,668,750 based on the $2.50 per share trading price of the common stock on the grant date.

         In 2001, the Company issued warrants to purchase 50,000 shares of common stock to a consultant at an exercise price of $1.80 per share through November 19, 2006. The warrants contain a cashless exercise provision. In March 2002, 7,500 warrants were exercised under the cashless exercise provision resulting in a commitment to issue 4,964 shares of common stock. These shares are issued as of September 30, 2002.

         During May and June 2002, the Company issued 220,000 common shares for $0.50 per share or aggregate gross proceeds of $110,000. The Company paid associated cash offering costs of $14,000, which was charged against the gross proceeds to additional paid-in capital.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)


         On May 9, 2002, the Company issued 100,000 shares to its President as a loan fee relating to a $50,000 loan made in May 2002 (see Notes 3 and 6). The shares were valued at the contemporaneous offering price of $0.50 per share, resulting in a loan fee expense of $50,000, which was recognized immediately since the loan was due on demand.

         On May 21, 2002, the Company issued 103,500 common shares for nominal consideration. The issued shares were treated as stock for consulting services and valued at the contemporaneous private placement offering price of $0.50 resulting in a consulting expense of $51,750.

         During the three and nine months ended September 30, 2002, $26,016 and $78,048, respectively, of deferred consulting fees relating to a Management and Investment banking Agreement entered into in November 2001 were amortized as consulting expense.

         In August and September 2002, 61,800 common shares were issued to various consultants for services rendered. The shares were valued at the contemporaneous private placement offering price of $0.50 per share resulting in a consulting expense of $30,900.

         On September 20, 2002, the Company issued 175,001 common shares for nominal consideration. The shares issued were treated as stock for consulting services and valued at the contemporaneous private placement offering price of $0.50 resulting in a consulting expense of $87,500.

         On September 27, 2002, the Company became obligated to issue 175,000 common shares under a consulting agreement. The shares are included in common stock issuable at September 30, 2002. The shares were valued at $87,500 based on the contemporaneous private placement offering price of $0.50 resulting in a consulting expense of $719 for September 2002 and a deferred consulting expense of $86,781 deducted from equity at September 30, 2002, to be recognized ratably over the remainder of the one-year term of the agreement.

         The Company expensed $22,500 of consulting expense for 45,000 common shares. The shares are included in common stock issuable at September 30, 2002.

         During the period of July through September 2002, the Company issued 823,000 common shares for gross proceeds of $411,500 and a subscription receivable of $15,200. Offering costs were $59,059 and charged to additional paid-in capital.

         (B) COMMON STOCK OPTIONS AND WARRANTS

         On September 27, 2002, the Company granted 100,000 warrants exercisable at $3 for five years, 100,000 warrants exercisable at $4 for five years, 100,000 warrants exercisable at $5 for five years pursuant to a consulting agreement (see Notes 4(B) and 6). The warrants were valued at an aggregate $70,602 using the Black-Scholes option pricing model in accordance with SFAS No. 123 resulting in a consulting expense of $580 for September 2002 and a deferred consulting expense of $70,022 deducted from equity at September 30, 2002 and to be recognized over the remainder of the one-year term of the agreement.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)

NOTE 6   RELATED PARTY TRANSACTIONS
-----------------------------------

The Company paid $1,750 rent to an affiliate of an officer. On June 1, 2002, the Company entered into a lease for a new corporate office with an unaffiliated lessor. (See Note 4(E))

In May 2002, an affiliate of the President loaned $50,000 to the Company, and the President received 100,000 common shares as a loan fee relating to this transaction (see Notes 3 and 5(B)).

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

The Company has determined that the acquiree cannot provide the required audited financial statements and the Company never gained control of the acquiree after the closing. As a result, the Company has unilaterally rescinded the agreement, which includes the employment agreement with a shareholder of the acquiree. Since the Company never gained control of the acquiree and believes there were no operations in the acquiree, the accompanying consolidated financial statements do not include any operations of the acquiree.

NOTE 8 GOING CONCERN
--------------------

As reflected in the accompanying consolidated financial statements, the Company has operating losses for the three months ended September 30, 2002 of $1,108,920, a deficit accumulated during the development stage of $10,296,554 at September 30, 2002, a working capital deficiency of $284,982 at September 30, 2002, and cash used in operations for the nine months ended September 30, 2002 of $298,635, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On September 14, 2001, the Company was recapitalized as an SEC reporting Company and in the nine months ended September 30, 2002, the Company raised $433,240 in net proceeds from an equity offering. In addition, the Company is seeking additional funding and additional acquisitions.

NOTE 9   SUBSEQUENT EVENTS
--------------------------

         (A) FINDER FEE AGREEMENT

         On October 1, 2002, the Company entered into a finder's fee agreement with an individual consultant to pay up to a 5% fee, based on dollar value of funds raised for the Company.

         (B) ACQUISITION AGREEMENT On

         November 14, 2002, the Company executed a definitive stock purchase agreement to acquire 90% of the common stock of a beverage company (the "Acquiree"). The purchase price is $3,550,000 of which $2,500,000 is

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)

         payable in cash at closing and the balance is payable under three-year non-interest bearing promissory notes. In addition, the Company shall execute two three-year non-interest bearing promissory notes for a total $282,000 to pay off debt of the Acquiree owed to the selling stockholders. All notes shall be secured by the Company's common stock, the quantity of such common stock being computed based upon a formula as stipulated in the letter of intent. The Company will hold an option to purchase the remaining 10% of the common shares of the Acquiree. The agreement is expected to close by December 15, 2002.

         (C) ISSUANCE OF COMMON STOCK

         Subsequent to September 30, 2002, the Company issued 65,000 common shares at $0.50 per share for proceeds of $32,500 and 190,000 common shares at $1.00 per share for proceeds of $190,000. Offering costs were approximately $29,000.

NOTE 10  COMPARATIVE PERIOD DATA FOR FISCAL 2001
------------------------------------------------

From September 9, 2001 (inception) to September 30, 2001, the Company was inactive in its operations incurring a total of $86 in incorporation expenses, receiving $86 in stock sale proceeds from founders and disbursing $86 of the incorporation expenses. Accordingly, due to the immaterial inactive status, the comparative columns have not been presented in the accompanying consolidated statements of operations and statements of cash flows.

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

Revenues for the nine months ended September 30, 2002

We have not generated any revenues for the nine months ended September 30, 2002. We rescinded our agreement with Buzzy's Beverages, Inc. and have not closed on any other acquisitions. Management remains optimistic that the Company will be able to acquire a Company in the beverage field or enter into a joint venture or distribution arrangement with smaller companies engaged in the beverage industry.

For the three and nine months ended September 30, 2002, we incurred losses from operations of ($1,106,793) and ($5,876,173) and a net loss per share of ($.15) and ($.88) respectively. We have incurred cumulative losses since inception (September 9, 2001) of ($10,556,571) and a cumulative net loss per share of ($2.08). A significant portion of the operating expenses reflected on the income statement reflect non-cash expenditures, which we have incurred as a result of the issuance of our common stock in exchange for services.

Compensation

Compensation for the three and nine months ended is $93,750 and $281,250, respectively, and is recorded at an aggregate $31,250 per month for three employees pursuant to their employment agreements. Compensation for the period from inception to September 30, 2002 includes the above amounts plus $27,540 of contributed services in 2001 and the $2,000,000 value of 200 shares of preferred stock issued to a director of the Company.

Consulting

Consulting for the three and nine months ended September 30, 2002 was $792,472 and $$3,598,630, and was $6,208,869 for the period from inception to September 30, 2002. Consulting fees for all period relate primarily to the fair market value of common stock and common stock options issued and granted to consultants.

Loan Fee

Loan fees were $50,000 in the nine months ended September 30, 2002 and in the period from inception to September 30, 2002. The loan fee represents the value of 100,000 common shares issued to the Company's president as a fee for a loan of $50,000 provided by an affiliate of that president.

Professional Fees

Professional fees were $126,901 for the three months ended September 30, 2002, $1,831,287 for the nine months ended September 30, 2002 and $1,843,390 for the period from inception to September 30, 2002. Stock based legal fees relating to 600,000 contingently returnable common shares issued to the Company's outside legal counsel totaled $75,000 in the three months ended September 30, 2002 and $1,725,000 in the nine months ended September 30, 2002 and in the period from inception to September 30, 2002. Remaining fees primarily represent accounting and audit fees and cash legal fees.

General and Administrative

General and administrative expenses were $93,670 in the three months ended September 30, 2002, $115,006 in the nine months ended September 30, 2002 and $145,522 in the period from inception to September 30, 2002. General and administrative expenses since inception primarily represents rent of approximately $17,300, telecommunication charges of approximately $17,500, travel and entertainment of approximately $32,000, public relations of approximately $15,900 and other general office expenses included bank charges, office supplies, outside services, insurance, postage and shipping and depreciation.

Settlement Gain

The settlement gain of $262,500 which was recorded in May 2002 represents the non-cash gain on the legal settlement relating to the put option liability.


Liquidity and Capital Resources

As of September 30, 2002, we had $55,972 in cash and total assets of $66,906 as compared to no cash and total assets of $343, as of December 31, 2001. The cash proceeds represents the remainder of the proceeds received from the sale of our common stock to investors pursuant to a private placement conducted pursuant to Rule 506 of Regulation D. We have been offering up to 3 million shares of our common stock at a price of $1.00 per share as compared to $50 per share during our prior offering..

Our current liabilities total $343,385 as compared to $464,206 as of December 31, 2002. Total Stockholders's Deficiency was ($276,479)) as compared to ($463,863).

Subsequent Events

In September 2002, we signed a stock purchase agreement with the sole shareholder of Dark Dog Sale & Retail Vertriebs GmBh. Subsequent to execution of the agreement we discovered that Dark Dog's financial statements, while in compliance with generally accepted acounting principles in place amongst countries who are members of the European Union, was not necessarily in compliance with U.S. GAAP policies and procedures. As a result, Dark Dog was required to recast their financial statements. As a result, management has entered into further discussions with Dark Dog regardingi changes to the stock purchase agreement. Discussions are continuing. However, there can be no assurances that Xstream will be able to acquire Dark Dog on terms acceptable to Xstream given the changes to the Dark Dog financial statements.

On November 14, 2002 Xstream executed a definitive stock purchase agreement with the shareholders of Florida Brewery, Inc. to acquire 90% of the Company's issued and outstanding common stock. The agreement provides in part for the shareholders to receive $3,550,000 payable $2.5 million at closing and $1,050,000 payable over a term of three years. Xstream will also be required to execute promissory notes totaling $282,000 to the former shareholders of Florida Brewery. The notes are collateralized by Xstream common stock and provide for full recourse against Xstream in the event of a default. This payment represents a repayment of shareholder loans. The Closing of the transaction is scheduled for December 15, 2002. Xstream is in negotiations to obtain a bridge loan in the amount of $3 million. The loan proceeds will be used to satisfy any cash requirements at closing and for working capital purposes. There can be no assurance that we will be successful in securing this loan. If we cannot secure financing, we will not be able to close the acquisition.

Part 11  Other Information

Item 1.  Legal Proceedings

There have been no legal proceedings filed against us since the filing of our last quarterly report.

Item 2.  Change in Securities

During the quarter ended September 30, 2002 we issued the following securities:


               Recipient                              Date                  No. of Shares
               ---------                              ----                  -------------
         Villa Maria Foundation I                    7/26/02                    25,000
         Wright                                      7/29/02                    25,000
         Kerrigan Joint Trust                        8/1/02                     60,000
         Anderson                                    9/9/02                     30,000
         Anderson                                    9/9/02                      5,000
         Barton                                      9/9/02                      5,000
         Brubaker                                    9/9/02                     10,000
         CarterPartners                              9/9/02                     20,000
         Cawthra &                                   9/9/02                      2,000
         Cawthra &                                   9/9/02                      5,000
         Dean                                        9/9/02                     50,000
         Defoor II IRA                               9/9/02                      2,000
         Oriza                                       9/9/02                      5,000
         Ferguson IRA                                9/9/02                      1,000
         Fort Smith Waste                            9/9/02                     30,000
         Gatley                                      9/9/02                      2,000
         Hamerly &                                   9/9/02                     12,000
         Healy &                                     9/9/02                      5,000
         Kane &                                      9/9/02                     10,000
         Kerrigan Joint Revocable Trust              9/9/02                     50,000
         Kiestra                                     9/9/02                     20,000
         Larson IRA                                  9/9/02                     20,000
         Luther                                      9/9/02                     12,000
         Mary Anne Duquette                          9/9/02                     10,000
         Matheson                                    9/9/02                      5,000
         Odermatt                                    9/9/02                     10,000
         Odermatt                                    9/9/02                     25,000
         Ponset                                      9/9/02                     10,000
         Potts &                                     9/9/02                     25,000
         Rader Trucking                              9/9/02                     25,000
         Ronlo Inc.                                  9/9/02                      5,000
         Sague                                       9/9/02                      2,000
         Schmidt                                     9/9/02                    100,000
         Schultz &                                   9/9/02                     10,000
         Schultz &                                   9/9/02                     25,000
         Seppo                                       9/9/02                     20,000
         Silverio Jr. & Gloria M Silverio            9/9/02                      5,000
         Sitaras                                     9/9/02                    100,000
         Smith                                       9/9/02                      2,000
         Stewart                                     9/9/02                     50,000
         Stewart                                     9/9/02                     25,000
         Swift & Cindy Swift &                       9/9/02                        800
         Todd Trust                                  9/9/02                      8,000
         Todd Trust                                  9/9/02                     12,000




         Trescot                                     9/9/02                      5,000
         Villa Maria Foundation                      9/9/02                     25,000
         Wamser                                      9/9/02                     10,000
         Wright                                      9/9/02                     25,000
         Leeds                                       9/10/02                     6,000
         Bartling                                    9/11/02                    20,000
         Carter Partners                             9/13/02                    10,000
         Rogers                                      9/13/02                    10,000
         Stead                                       9/13/02                    50,000
         Stead                                       9/13/02                    50,000
         Taylor                                      9/13/02                    20,000
         Dymond                                      9/17/02                     5,000
         Barbanente                                  9/20/02                       188
         Carey                                       9/20/02                     1,250
         Cervini                                     9/20/02                     3,125
         Dawson                                      9/20/02                       125
         Fulkerson                                   9/20/02                    11,250
         Garquis                                     9/20/02                       125
         George                                      9/20/02                       125
         George                                      9/20/02                    11,250
         Gotthilf                                    9/20/02                     5,000
         Heskiel                                     9/20/02                     4,313
         Heskiel                                     9/20/02                     1,000
         Huziram                                     9/20/02                       500
         Jacob                                       9/20/02                       250
         Jano                                        9/20/02                       125
         Kapelanski                                  9/20/02                     1,250
         Kapelanski                                  9/20/02                     2,000
         Marcus                                      9/20/02                       250
         Martin                                      9/20/02                       125
         Miller                                      9/20/02                    25,000
         Miller &                                    9/20/02                    25,000
         Miller &                                    9/20/02                    37,500
         Morgante                                    9/20/02                       125
         Motil                                       9/20/02                       250
         Oraham                                      9/20/02                       500
         Penovich                                    9/20/02                       875
         Rusk & Michelle Rusk &                      9/20/02                    37,500
         Sheena                                      9/20/02                       125
         Shlimon                                     9/20/02                       125
         Southwick                                   9/20/02                       450
         Villa                                       9/20/02                       250
         Weber                                       9/20/02                      4,425
         Yonan                                       9/20/02                       375
         Youssef                                     9/20/02                       250

All of the shares set forth above were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act or pursuant to Rule 506 of Regulation D.

Item 3.  Defaults Upon Senior Securities

We have not issued any senior securities and as such there have been no defaults.

Item 4.  Submission of Matters to a Vote of Security Holders

We have not submitted any matters to a vote of our security holders, whether through proxy or otherwise, during the quarter ended September 30, 2002.

Item 5.  Other Information

            None.

Item 6.  Exhibits and Reports on Form 8-k

          (a) Exhibits.

          10.1    Stock Purchase Agreement with the Shareholders of Florida
                  Brewery
          99.1    Certification by chief executive officer

          (b) Reports on Form 8-K

                  On August 1, 2002 we filed a Form 8-k in connection with our decision to unilaterally rescind the stock exchange agreement with Buzzy's Beverages, Inc. We took this step because Buzzy's was not able to provide the required audited financial statements.

                  On September 6, 2002 we filed a Form 8-k in connection with the execution of a definitive stock exchange agreement with Dark Dog Sale & Retail Vertriebs GmBh

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

XSTREAM BEVERAGE GROUP, INC.

/s/ Steve A. Haglund
---------------------------
BY: Steve A. Haglund, CEO
November 14, 2002

                                 CERTIFICATIONS


I, Steve A. Haglund,  certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Xstream Beverage Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002           /S/ Steve A. Haglund
                                     ---------------------------
                                     Steve A. Haglund
                                     Chief Executive Officer

I, Edward Arioli,  certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Xstream Beverage Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    November 14, 2002           /S/  Edward Arioli
                                     ------------------------
                                     Edward Arioli
                                     President