Form 10KSB
period 2002-12-31
XSTREAM BEVERAGE GROUP INC
filed 2003-03-31
CIK 853833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529
                                   FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                         COMMISSION FILE NO. 33-30158-A

                          XSTREAM BEVERAGE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                NEVADA 05-0547629
      (STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER IDENTIFICATION NO. )
                         INCORPORATION OR ORGANIZATION)


                          621 NW 53RD STREET, SUITE 145
                            BOCA RATON, FLORIDA 33487
                            -------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                805 E. HILLSBORO BLVD. DEERFIELD BEACH, FL 33441
                    -----------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED FROM LAST REPORT)
                                  (561)982-7997
                                  -------------
                         (REGISTRANT'S TELEPHONE NUMBER)
           SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: NONE
                   TITLE OF EACH CLASS TO BE REGISTERED: NONE
                             NAME OF EXCHANGE: NONE
        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----       -----

[ ]Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 25, 2002 is $8,150,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING PRECEDING FIVE YEARS

NOT APPLICABLE

Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES X       NO
-------         -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of March 25, 2003, there were 12,358,689 shares of the Company's $0.001 par value common stock issued and outstanding of which 473,500 are to be returned to treasury as a result of the termination of the agreement to acquire Florida Brewery.

                              AVAILABLE INFORMATION

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

           CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward-looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10-QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

FORM 10-KSB filed for the year ended December 31, 2001 FORM 10-QSB filed for the quarter ended March 31, 2002 FORM 10-QSB filed for the quarter ended June 30, 2002 FORM 10-QSB filed for the quarter ended September 30, 2002 FORM 8-K filed February 21, 2003 FORM 8-K filed December 20, 2002 FORM 8-K filed September 16, 2002 FORM 8-k filed September 6, 2002 FORM 8-k filed August 1, 2002

PART I.

ITEM 1.   DESCRIPTION OF THE BUSINESS.

Business Development

Xstream Beverage Group, Inc. ("we" or "our Company") was organized under the laws of the State of Nevada on February 1, 1989, under the name "East End Investment, Inc." The Company was formed for the purpose of engaging in the business of investing and all other lawful businesses. The Company's initial authorized capital consisted of 25,000,000 shares of $0.001 par value common voting stock.

On November 13, 1989, the Company's name was changed to "The Theme Factory, Inc." In April 1991, the Company approved a reverse spilt whereby the outstanding common stock was reverse split on a basis of one share for 2.5 shares.

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

On March 12, 2001, we amended our articles of incorporation changing our name to the Geyser Group, Ltd. This amendment was approved by the Board of Directors of the Company, with the written consent of persons owning a majority of its outstanding voting securities.

On September 24, 2001, we amended our articles of incorporation to provide for the issuance of 60,000,000 shares of common stock of which 50 million would be common stock with a par value of $.001 per share and 10 million $.001 par value Preferred Shares. The preferred shares could be issued from time to time in one or more series subject to the determination of the Board of Directors of the rights and privileges of each series of preferred stock.

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

On September 14, 2001, we completed the acquisition of 100% of Power Beverage Corp., a Florida corporation ("Power"), pursuant to a 'Definitive Agreement and Plan of Reverse Acquisition among Geyser Group, Ltd. and Power Beverage Corp.' (the "Geyser/Power Agreement"), Power Beverage Corp., a Florida corporation, ("Power") was a wholly owned subsidiary of Xstream Beverage, Inc., a Florida corporation organized in September 2001, ("XBI") devoted to acquiring companies throughout the beverage industry.

Following the completion of the Geyser/Power agreement, the Board of Directors approved a 1:40 reverse stock split. The purpose of the reverse split was to reduce our market capitalization and as a vehicle to assist in future valuation issues for subsequent rounds of financing. With the acquisition of Power Beverage, we retained the services of Edward Arioli as our president and Theodore Farnsworth as chairman of the board. It was the board's intention to attempt to identify prospective acquisition candidates in the beverage industry.

On April 30, 2002, we entered into an agreement to acquire all of the issued and outstanding shares of common stock of Buzzy's in exchange for the issuance of a total of 571,428 shares of our common stock in a transaction valued at $ 2 million. The number of shares issued to the shareholders of Buzzy's was determined by calculating the average bid price of our common stock for the five trading days prior to closing which was agreed as $3.50 per share. Buzzy's was not able to provide us with the required audited financial statements and as a result we rescinded the agreement.

On August 26, 2002, we executed a stock exchange agreement with the sole shareholder of Dark Dog Sale & Retail Vertriebs Gmbh, an Austrian company in a transaction valued at $34 million including $9 million in cash and $25 million in our common stock. We were forced to rescind this transaction when it became clear that there was a discrepancy between the Company's financial statements as reported under U.S. GAAP as compared to European GAAP.

Also, in 2002 we signed a letter of intent to acquire 90% of the issued and outstanding common stock of the Florida Brewery Inc. In anticipation of closing the transaction, we issued 473,500 shares of our common stock to the principal shareholders of Florida Brewery. The shares were delivered to an escrow agent. The Seller terminated the proposed transaction before we were able to finalize our funding and the shares are being returned to Treasury.

In February 2003 we began negotiations to acquire all of the issued and outstanding shares of common stock of Total Beverage Network. We anticipate that this acquisition will be in exchange for our common stock. Concurrently with the closing of the acquisition of Total Beverage Network, we anticipate that Total Beverage Network will acquire certain assets and assume agreed to liabilities in Universal Florida Beverage in exchange for shares of our common stock valued at $275,000.

We intend to continue to look for acquisition candidates in the New Age beverage field. Specifically, we intend to develop an integrated network of branded bottlers of niche-market and regionally based bottlers whose brands, production capabilities and distribution outlets can be effectively leveraged.

Recognizing the fact that our acquisition strategy may take time, we have currently focused our efforts on developing our own in house brands. In furtherance thereof, we have developed an energy drink under the name, Yohimbe Energy Drink, and are in the developmental stages of a new tea, tentatively called, Bora Bora. Yohimbe Energy Drink is currently being test marketed in the South Florida area, available to consumers at bars, convenience stores and gasoline stations at a limited number of establishment in both Dade and Broward County, Florida.

After completing our test marketing, we intend to roll-out Yohimbe on a much broader scale. One of the obstacles to a further rollout will be establishing a distribution network. We will have to enter into distribution agreements with local beverage distributors and restaurant suppliers. We do not have the manpower, capital or equipment to distribute the products in-house. We will rely on independent distributors or acquire distributorships to assist us with the distribution of our in-house brands.

YOHIMBE DEVELOPMENT PROGRAM

Yohimbe is a non-alcoholic energy drink similar in taste and appearance to the market leader, Red Bull. The principal point of difference is the addition of extract of "Yohimbe", a botanical believed to be associated with improved blood circulation and a positive impact on human libido.

Yohimbe was launched in 250 ml cans in February 2003 in South Florida, principally through the nightclubs and bars of South Beach. The roll out into other Florida distribution channels and into other major markets in the USA will follow on a priority basis. We intend to compete with Red Bull, the number one selling energy drink in the United States and throughout the world on the basis of cost and quality.

Concurrently with the roll-out of Yohimbe in major metropolitan markets throughout the United States, we hope to utilize our contacts in Japan, Europe and Latin America and introduce Yohimbe in these markets during 2003. Exporting our product overseas involves unique risks and challenges the extent of which cannot be determined with any certainty at this time.. Each country where we distribute our product will require specific information in the local language identifying the local distributor and specific label declarations. In some instances, label graphics can be incorporated to comply with several different countries' labeling requirements in one can design. For countries like Japan however, the culture and requirements usually require a specific label design for that country.

We will need to build-up inventory supplies of these products to service the local inventory requirements of our customers. In Japan, for example, it is not unusual for a distributor to carry four months of inventory, especially on the launch and roll-out of a new product. This is designed to avoid damaging out-of-stock situations that can be caused by a dock strike or by a sudden and unexpected increase in the demand for the product. We anticipate that Japan would carry an inventory of 30,000 cases that would cost XStream, between inventory and receivables, approximately US$600,000. The cash requirement for inventory and receivables needed to service the total international business and the US roll out is estimated at US $1 million. There can be no assurance that we will be able to meet these target roll-out dates nor that we will have obtained sufficient financing to meet production costs.

YOHIMBE MARKETING NEEDS

New Age Beverage introductions traditionally rely heavily on local public relations efforts and promotional programs. A key element of a successful introduction in the energy drink segment is focused activities in the nightclubs and health facilities that young adults frequent.

Yohimbe has a comprehensive program of sampling and promotional activities planned for the balance of this year that will require an estimated up-front investment of $150,000 to cover the cash-flow shortfall of the brand through the launch phase. There can be no assurance that we will be successful in securing additional funding for these promotional efforts. If we cannot adequately market and promote Yohimbe in the targeted markets, it is unlikely that we will be able to achieve our sales forecasts.

RAW MATERIALS AND/PRODUCTION

The raw materials utilized in the formulation of our drink are readily available from suppliers throughout the country. In the event that our manufacturer cannot produce our product or ceases operations, we believe that there are many other production facilities throughout the United States capable of handling our production requirements.

SEASONALITY

Energy drinks are seasonal in nature with over 60% of our sales expected to be made in the spring and summer months. To compensate for this, we intend to explore overseas sales and the development of drinks that are less seasonal in nature.

COMPETITION

We compete with a variety of drinks for the consumer tastes. Refrigerated carbonated beverages remains the largest single sector. However, consumers are increasingly turning away from carbonated beverages and focusing on New Age drinks. This category of beverage includes single-serve fruit beverage, sports beverages such as Gatoraid and Power Aid, energy drinks such as Red Bull, bottled water, premium soda, nutrient enhanced drinks, ready to drink coffees and teas, packaged juices, smoothies, vegetable/fruit blends and smoothies.

We face significant competition from other companies, especially from Red Bull, the leader in the energy drink field. Most of these companies are better capitalized than us and can obtain financing on more favorable terms.

GOVERNMENT REGULATION

The Food and Drug Administration ("FDA") issues rules and regulations for the beverage industry. Regulatory guidelines are constantly changing and there can be no assurance that either our product or our co-packers will be able to comply with ongoing government regulations.

INTELLECTUAL PROPERTY

We currently rely primarily on common law and proprietary protection. Our business prospects will depend largely upon our ability to capitalize on favorable consumer recognition of our trade names. We have filed an application for the trademark "Yohimbe Energy Drink." There can be no assurance that we will not violate the intellectual proprietary rights of others or that our trademark would be upheld and not prevented from using our trademark, if challenged, any of which could have an adverse effect on us. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trade names will have a material adverse effect on our business, results of operations and financial condition.

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

NEW PRODUCT DEVELOPMENT PROGRAM/RESEARCH AND DEVELOPMENT

The New Age Beverage category growth is largely sustained by the constant addition of new products, brands and brand extensions. An integral part of our strategy is to develop and introduce innovative products and packages. The development time from the inception of the concept through product development and testing to the manufacture and sale of the finished product is several months. Not all new ideas make it through consumer research. Subject to the availability of working capital, we anticipate research and development costs to secure a niche position will be approximately $150,000.

ACQUISITION OF A BEVERAGE DISTRIBUTION NETWORK

BACKGROUND:

The evolution and growth of virtual soft drink brands coupled with a nationwide consolidation of distribution by the three (3) major soft drink companies, Coca Cola, Pepsi and Cadbury Schweppes, has created a unique business opportunity in the area of beverage sales and distribution. Until recently, most major metropolitan areas in the United States had at least one strong, independent distributor of beverage product. Typically these operators carried a national brand of beer, cola and a juice line, had extensive coverage of their territory and controlled considerable brand assets such as vending machines and coolers.

The formation of Coca Cola Enterprises and then The Pepsi Bottling Group began the demise of the independents whose fate was sealed when Cadbury Schweppes began buying up strong, independent brands such as Snapple, Dr Pepper, Seven Up and Mistic and running them through a few strong regional distribution companies (e.g., S.E. Atlantic in the SE of the US).

The former strong independents have consolidated and acquired many smaller competitors. Most of the surviving small distributors are under-RESOURCED, entrepreneurial operations with no core brand business and inadequate infrastructures. It is within this group of companies that XStream hopes to identify potential acquisition targets: Distributors with solid management but without the means to grow.

STRATEGY

XStream is currently in negotiations to acquire Total Beverage Network, Inc. We anticipate that this agreement will be in the form of a stock exchange with no cash consideration paid to the shareholders of Total Beverage System. Total Beverage Network is a developmental company stage company, which only recently commenced operations. Total Beverage Network is developing a network of beverage distributors to expand the sales and market coverage of proprietary and independent value-added beverage brands. The company has its headquarters in Fort Lauderdale, Florida and is headed up by two longtime industry professionals, Barry Wilson and Jerry Pearring who will be joining the Company. Total Beverage Network is currently formalizing Letters of Intent to acquire beverage distribution operations in Central Massachusetts, Connecticut and South Florida. Total Beverage Network is also in negotiation to acquire the Fairlee juice trademark for the US market from Alfresh Beverages, Canada. Due to our limited capital resources, there can be no assurance that we will be successful with these potential acquisitions.

Our strategy is to complete our acquisition of Total Beverage Network and expand its network of small to medium sized beverage distributors in major markets throughout the United States. We believe that Total Beverage Network will generate stronger than industry average margins by selling value-added proprietary brands (including Yohimbe) and third party value-added brands that are dependent upon our multi-market distribution network. We hope to finance the acquisition of these independent distributors through the issuance of our common stock with little or no cash outlay for the acquisition. Working capital requirements for these acquisitions is estimated to be $1 million during 2003.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our corporate and administrative offices are located at 621 NW 53rd Street, Suite 145, Boca Raton, Florida 33487. The current lease is for a term of six months and consists of approximately 1,200 square feet of space. We pay approximately $2,600 per month for the leased space. The space is primarily dedicated to personal work areas, but includes space for reception, storage and shipping point-of-sale materials to distributors. We will rely on co-packers to bottle and ship our product. Upon completion of the acquisition of a local distributor, we anticipate that our product will be shipped directly to the distributor.

ITEM 3.  LEGAL PROCEEDINGS.

There are no legal matters pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this Report or during the previous two fiscal years.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

1.       Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "XSBG." As of March 25, there were 12,358,689 shares of common stock issued and outstanding of which 473,500 are returnable to the treasury. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained.

XStream's Common Stock is quoted on the OTC bulletin board, but the NASD could decide not to quote XStream's securities, which would then require our company to be quoted on the National Quotation Bureau's "pinksheets." The following table sets forth the ranges of high and low sale prices for the Common Stock for the periods indicated, as reported by NASDAQ, which is the principal trading market for XStream's securities. The quotes represent inter-dealer prices without adjustment markups, markdowns, and may not necessarily represent actual transactions.

PRICE RANGE OF SECURITIES

2002                                           High          Low
----                                           ----          ---

Quarter Ended March 31, 2002                   $5.50         $2.40
Quarter Ended June 30, 2002                    $5.00         $2.30
Quarter Ended September 30, 2002               $5.25         $1.45
Quarter Ended December 31, 2002                $3.40         $1.88

Period Ended March 25, 2003                    $2.10         $1.02

Such market quotations reflect the high bid and low prices as reflected by the OTCBB without retail mark up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include: Wien Securities, vFinance and North American Institutional Brokers.

(b) Holders

As of March 25, 2003, there were 111 holders of record of our common stock.

(c) Dividends

We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

(d) Recent Sale of Unregistered Securities

Following is a list of the securities that we have issued since our acquisition by Power:

# of Shares                    Name                                 Issue Date
------------------------------------------------------------------------------
280                     Admirable Enterprises                        10/15/02
10,000                  Bampton, David                               10/17/02
10,000                  Landers, Denielle                            10/17/02
15,000                  Lee & Dwayne G.                              10/17/02
400                     McAlister, Gary                              10/17/02
30,000                  Morelli, Robert                              10/17/02
12.500                  Parry, John Francis Vaughn                   10/17/02
12,500                  Parry,  Michael Edward                       10/17/02
200                     Perry, Deland                                10/17/02
50,000                  Zimmer & Gary Halverson TTEES FBO            10/17/02
340                     McGovern, Sean                               10/21/02
182,875                 Altavilla Family Trust                       10/25/02
13,750                  Elliott, Eric                                10/25/02
39,187                  Molinaro, Marlin G.                          10/25/02
39,188                  Shoaf, Alan C.                               10/25/02
20,000                  Arias, Dianne                                10/30/02
20,000                  Bellacera, Joseph                            10/30/02
5,000                   Carbonell, Grissel                           10/30/02
1,000                   Delaware Guarantee & Tr                      10/30/02
10,000                  Falkey, Lois                                 10/30/02
2,500                   Fu, Betty                                    10/30/02
20,000                  Gately, Stephan                              10/30/02
20,000                  Neafsey, Marcia                              10/30/02
2,500                   Rey, Michelle del                            10/30/02
5,000                   Rosa, Georgiann                              10/30/02
24,000                  Sharpee, Richard                             10/30/02
260,000                 Smith, & Cynthia                             10/30/02
2,000                   Suits & Raymond D.                           10/30/02
252,000                 Sweeney, Christopher                         10/30/02

# of Shares                    Name                                 Issue Date
------------------------------------------------------------------------------

20,000                  Whittle, Brian                               10/31/02
5,000                   Bampton, David                               11/6/02
20,000                  Robertson & Euan                             11/6/02
10,000                  Colaco, Cieto                                11/12/02
10,000                  Ackerman, Bernard                            11/13/02
7,000                   Degen, Felix                                 11/13/02
90,500                  Eurocom Consultants Ltd.                     11/13/02
10,000                  Schabort, Wayne and Victor                   11/13/02
20,000                  Bellacera, Joseph A.                         11/18/02
50,000                  Eurocom Consultants Ltd.                     11/18/02
25,000                  Kamphuis, Joel                               11/18/02
10,000                  Rendon & John                                11/18/02
3,000                   Cook, Lawrence P.                            11/20/02
20,000                  Capital Market Partners                      11/26/02
200                     Smith, Jerry A.                              12/4/02
125                     JaJo, Raad                                   12/23/02
1,000                   AJP Capital Corp.                            12/27/02
2,000                   Delaware Charter G & T Co.                   12/27/02
760                     Godsey, Steven J.                            12/27/02
2000                    Kane & J. Stanton                            12/27/02
500                     Means, Jerry R.                              12/27/02


All of the shares set forth above were issued pursuant to an exemption from registration under Section 3(b), 4(2), 4(6) and /or Rule 506 of Regulation D of the Securities Act of 1933.


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

We believe that our growth will come primarily through the introduction of new age beverages. We also look to acquire distribution companies which will market our products as well as other niche bottlers. To fully implement this plan, we will require either additional equity of debt financing. There can be no assurance that we will be able to locate any financing or if successful, that will be able to secure funding on reasonably satisfactory terms.

Since we have had no revenues for the past two years and incurred significant operating expenses during this period, our auditors have stated in their report that there is substantial doubt about our ability to continue as a going concern. We believe that with the introduction of Yohimbe and our revised business plan, we will be able to sustain operations. However, there

Results of operations for the year ended December 31, 2002 as compared to the period September 9, 2001 (inception) to December 31, 2002.

We generated no revenues during the years ended December 31, 2002 or 2001.

We incurred total operating expenses for the year ended December 31, 2002 of $6,028,866 as compared to $4,680,398 during the prior year. During both years over one half of these expenses were the represented by consulting fees, professional fees and other non-cash expense items related primarily to consulting services. Our net loss for 2002 was $(5,751,664) as compared to ($4,680,398). To the extent that we do not have sufficient working capital, we may continue to rely upon our stock to pay consultants and as compensation. With the development of Yohimbe, we will incur operating expenses associated with manufacture, marketing and distribution of this product.

During 2002, the Company recorded a settlement gain of $262,500 relating to the settlement of a $400,000 put option liability. The gain is related to common stock issued as a settlement, which we valued at $87,500.

Interest income in 2002 relates to interest on the $2,133,750 promissory note and subscription receivable.

The settlement loss in 2002 relates to a cash settlement with an attorney for $72,900 and stock based settlement valued at $20,000.

Interest expense in 2002 relates primarily to amortization of the debt discount relating to the beneficial conversion feature of the convertible debenture.

There was no other income or expense in 2001.

ASSETS AND LIABILITIES

As of December 31, 2002, we had total current assets of $46,298 and total current liabilities of $346,844 of which $254,097 represents a liability for accrued salaries. In March 2003, three officers forgave us for payment of the $254,097 of accrued compensation.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

List here all financial statements, which will be filed as part of this report.

Independent Auditor's Report

Consolidated Balance Sheet as of December 31, 2002

Consolidated Statements of Operations For the Years Ended December 31, 2002 and 2001 and for the Period September 9, 2001 (inception) to December 31, 2002

Consolidated Statement of Changes in Shareholders Equity for the period September 9, 2001(Inception) to December 31, 2002.

Statement of Cash Flows for the periods December 31, 2002 and 2001 and from September 9, 2001 (Inception) to December 31, 2002.

Notes To Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the name and address of our current and past directors and executive officers during our last fiscal year.

Name                         Position Held                      Election Date
-------------------          -----------------                  --------------

Edward Arioli                President/Secretary/Director       September 2001

Theodore Farnsworth          Chairman                           September 2001

Steve Haglund                CEO/Treasurer/Director             February 2002


OFFICERS AND DIRECTORS WILL HOLD OFFICE UNTIL THE NEXT ANNUAL SHAREHOLDERS MEETING.

THEODORE FARNSWORTH

Theodore Farnsworth, age 40, has served as Chairman since September 2001. Previous thereto, he served as Chairman and Founder of Farmbid.com, an agricultural Internet portal site. Previously, he was President of Fontal Restaurant Group, Inc., parent of Burrito Grill restaurants, a unique concept of incorporating quick service and a healthful menu. In 1995, Mr. Farnsworth founded Psychic Discovery Network. This organization was the foundation for the Latoya Jackson Network pay per call hotline. Prior thereto, he was president of Cannon Marketing Group, Inc. which was founded in 1994 by Mr. Farnsworth. This organization became one of the premier entries into the burgeoning pay-per-call industry. Cannon Marketing was the parent for multiple interactive ventures.

EDWARD ARIOLI

Edward Arioli, age 62, has served as our president since September 2001. He also serves as president of Xstream Beverage Inc. Mr. Arioli was Chairman and Founder of AmeriCORP Financial, an equipment leasing business. He sold his interest in 1996. He was previously Chairman and founder of Medquest Management, an equipment rental company specializing in the medical field. The Company was developed and sold to APRIA Healthcare, a New York Stock Exchange company in 1996. In 1982, Mr. Arioli sold his company, Midstate Medical, to Foster Medical. At Foster, he served as Vice President of Business Development and Director of Sales. By 1984, Foster had grown to be a $100 Million NASDAQ company. In 1984, Avon Corporation purchased Foster Medical for approximately $240 Million. Mr. Arioli served as Vice President of Business Development and Vice President of Sales for the Avon Medical Division.

STEVE A. HAGLUND

Steve Haglund, age 53, CEO. Mr. Haglund's leadership is based upon 30 years in the beverage industry at the owner/executive levels. Mr. Haglund was with Supreme Beverages, Inc. from 1971-1991. Mr. Haglund was president and owner of Supreme Beverages, Inc., a New York Pepsi bottling company that also bottled A&W Root Beer, 7Up, Canada Dry, Dr. Pepper, Very Fine Juice, Welch's Juice, and Perrier water. In 1991, he sold the company to Pepsi Cola's parent, an NYSE Fortune 500 Company. Mr. Haglund acquired Mason Recycling in 1985, a beverage container recycling company that handled glass, plastic, cans and cardboard. He sold that company in 1991. Mr. Haglund's most recent ownership venture was as president of H&E Beverages, Inc. This company handled equipment and supplies in the juice, beer and soda industries.


ITEM 10.  EXECUTIVE COMPENSATION.

Name                 Year      Annual                      Annual
and Post             Comp      Comp      Annual  Comp    LT                LT
                    Salary     Bonus      Comp   Rest   Comp      LTIP     All
                      (1)       ($)       Other  Stock  Options  Payouts  Other
-------------------------------------------------------------------------------

Theodore             2001       $-0-
Farnsworth,          2001       $-0-
Chairman             2002       $50,000

Edward Arioli        2000       $-0-
President            2001       $-0-
                     2002       $25,000

Steve Haglund        2000       $-0-
Chief Operating      2001       $-0
Officer              2002       $50,000

Both Mr. Farnsworth and Mr. Haglund have executed employment agreements, which provide for annual compensation of $150,000 per year. Mr. Arioli has executed an employment agreement, which provides for an annual salary of $75,000. All three officers have forgiven all accrued compensation for 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the security ownership of certain beneficial owners of the Company as of March 25, 2002 known to own more than 5% of the Company's common stock:

*
TITLE OF       NAME & ADDRESS                 NO. OF & NATURE OF      % OWNED
CLASS                                           OWNERSHIP (1)
-----------------------------------------------------------------------------
c/s            Xstream Beverage Inc.(2)            5,267,500            44.3%
               621 NW 53rd Street, Suite 145
               Boca Raton, Florida 33487


c/s            Edward Ariol                          100,000            0.84%
               621 NW 53rd Street, Suite 145
               Boca Raton, Florida 33487

c/s            Steve A. Haglund                      100,000            0.84%
               621 NW 53rd Street, Suite 145
               Boca Raton, Florida 33487

                  *Assumes the redemption of the 473,500 shares that are to be returned to treasury. These shares were issued in anticipation of the closing of the Florida Brewery transaction and have been held in escrow.

(1) The foregoing table does not take into consideration options to purchase up to 9.3 (originally 9.5 million shares of our common stock which have been granted to our current management team. Mr. Arioli has been granted options to purchase up to 1.5 million shares at $1.75 per share. Mr. Haglund has been granted an option to purchase 3 million shares at $1.75 per share and Mr. Farnsworth has been granted an option to purchase 5 million shares at $1.75. The Company's officers have also been granted an equivalent number of performance options over the three year terms of their employment. Both Mr. Haglund and Mr. Arioli have exercised options which have been converted into a total of 100,000 Shares of common stock each.

(2) Theodore Farnsworth, our chairman, is the owner of all of the issued and outstanding shares of common stock of Xstream Beverage, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

In October 2001 we entered into an agreement with Xstream Beverage Inc. to provide us with consulting services. The agreement is for a term of three years and is to commence April 1, 2002. The agreement provided for Xstream to receive 4,267,500 shares of our common stock. Xstream is to provide management consulting services. Specifically, Xstream is to provide independent consulting services by hiring skilled consultants in the beverage industry. To the extent that there is any change in our business objectives, Xstream will provide us with consultants who can assist us in implementing our business goals and objectives. The shares were issued in February 2002. We subsequently rescinded this transaction and entered into an agreement with XBI, offering them an equivalent number of shares in exchange for an interest bearing promissory note in the amount of $ 2,133,750. We have not yet received any payment on the promissory note or for our common stock.

In May 2002 we borrowed $50,000 from an affiliate of our company's president. The proceeds were used to satisfy a lawsuit. The note has been satisfied. We also agreed to issue to Mr. Arioli 100,000 shares of our common stock as a loan fee.

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

Mr. Farnsworth's employment agreement is for a term of three years with a base salary of $150,000. The base salary will be increased 10% per year during the term of the agreement. He has been granted an option to purchase 5 million shares of our common stock exercisable at $1.75 per share. He will also receive performance options during the term of the agreement subject to the company's revenues. In 2002, Mr. Farnsworth can receive options to purchase 1 million shares of common stock, 2 million shares in 2003 and 2 million in 2004.

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

In January 2002 the Board of Directors established an employee stock option plan. The plan was approved by the Board of Directors and approved by the written consent of the majority shareholder, Xstream Beverage, Inc. The Plan is administered by the Board of Directors. Under the Plan, eligible employees can receive qualified and non-qualified stock options.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

         Item 1.   Index to Exhibits
         ------    ----------------------------------------------------------

        3.1        2002 Stock Option Plan

        10.1* Employment Agreement between the Company and Edward Arioli dated as of February 1, 2002.

        10.2* Employment Agreement between the Company and Theodore Farnsworth dated as of February 1, 2002.

        10.3* Employment Agreement between the Company and Steve Haglund dated as of February 1, 2002.

        10.4* Stock Exchange Agreement between the Company and Buzzy's Beverage Inc.

        10.5*     Promissory Note with EDA Family Limited Partnership

------------------
* Previously filed

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Xstream Beverage Group, Inc.
                                               (Registrant)


Date:   March 27, 2003          By: /s Edward Arioli
                                ------------------------------------------------
                                Edward Arioli, President/Director


           March 27, 2003       By: /s/ Theodore Farnsworth
                                ------------------------------------------------
                                Theodore Farnsworth, Chairman of the Board


            March 27, 2003       By: /s/ Steve Haglund
                                ------------------------------------------------
                                 Steve Haglund, Chief Executive Officer/Director

                         Xstream Beverage Group, Inc.
                                and Subsidiaries
                          (A Development Stage Company)


                                    Contents


                                                                                                          Page(s)
                                                                                                          -------

Independent Auditors' Report                                                                                F-2

Independent Auditors' Report                                                                                F-3

Consolidated Balance Sheet                                                                                  F-4

Consolidated Statement of Operations                                                                        F-5

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)                                   F-6 - F-7

Consolidated Statement of Cash Flows                                                                        F-8

Notes to Consolidated Financial Statements                                                               F-9 - F-25

                          Independent Auditors' Report


To the Board of Directors of:
Xstream Beverage Group, Inc.
(A Development Stage Company)


We have audited the accompanying consolidated balance sheet of Xstream Beverage Group, Inc. and Subsidiaries (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, changes in stockholder's equity (deficiency) and cash flows for the year ended December 31, 2002, from September 9, 2001 (inception) to December 31, 2001, and from September 9, 2001 (inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Xstream Beverage Group, Inc. and Subsidiaries (a development stage company) as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002, from September 9, 2001 (inception) to December 31, 2001, and from September 9, 2001 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's net loss in 2002 of $5,751,664, a deficit accumulated during the development stage of $10,432,062 at December 31, 2002, cash used in operations in 2002 of $701,362, and its status as a development stage company with no revenues raises substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Salberg & Company, P.A.
---------------------------
SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 18, 2003

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002





                                     ASSETS
CURRENT ASSETS
Cash                                                               $     46,298
                                                                   ------------

TOTAL CURRENT ASSETS                                                     46,298
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                               5,516
                                                                   ------------

OTHER ASSETS
Deposits                                                                 30,085
Due from principal stockholder                                              781
                                                                   ------------
                                                                         30,866
                                                                   ------------

TOTAL ASSETS                                                       $     82,680
                                                                   ============



                    LIABILITIES AND STOCKHOLDER'S DEFICIENCY


CURRENT LIABILITIES
Convertible debenture, net of discount                             $     18,333
Accounts payable                                                         63,064
Accrued compensation                                                    254,097
Accrued expenses                                                         11,350
                                                                   ------------

TOTAL CURRENT LIABILITIES                                               346,844
                                                                   ------------

STOCKHOLDER'S EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   Series A, 200,000 shares issued                                          200
Common stock, $0.001 par value, 50,000,000 shares authorized,
   9,534,910 shares issued and outstanding                                9,535
Common stock issuable, at par value (268,430 shares)                        268
Additional paid-in capital                                           12,712,850
Deficit accumulated during development stage                        (10,432,062)
                                                                   ------------
                                                                      2,290,791
Less: deferred consulting expense                                      (248,863)
Less: subscriptions receivable                                       (2,306,092)
                                                                   ------------

TOTAL STOCKHOLDER'S DEFICIENCY                                         (264,164)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $     82,680
                                                                   ============

          See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS




                                                                                  From September 9,
                                                        December 31,             2001 (inception) to
                                                  2002               2001         December 31, 2002
                                              ------------       ------------       ------------
OPERATING EXPENSES
Compensation                                  $    386,594       $  2,027,540       $  2,414,134
Consulting                                       3,758,365          2,610,239          6,368,604
Professional fees                                1,602,933             31,085          1,634,018
Rent                                                23,645              4,016             27,661
General and administrative                         257,329              7,518            264,847
                                              ------------       ------------       ------------
TOTAL OPERATING EXPENSES                         6,028,866          4,680,398         10,709,264
                                              ------------       ------------       ------------

Loss from Operations                            (6,028,866)        (4,680,398)       (10,709,264)

OTHER INCOME (EXPENSE)
Settlement gain                                    262,500                 --            262,500
Interest income                                    128,651                 --            128,651
Settlement loss                                    (92,900)                --            (92,900)
Interest expense                                   (21,049)                --            (21,049)
                                              ------------       ------------       ------------
TOTAL OTHER INCOME , NET                           277,202                 --            277,202
                                              ------------       ------------       ------------

NET LOSS                                      $ (5,751,664)      $ (4,680,398)      $(10,432,062)
                                              ============       ============       ============

NET LOSS PER SHARE - BASIC AND DILUTED        $      (0.83)      $      (2.95)      $      (1.47)
                                              ============       ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING DURING THE PERIOD - BASIC
   AND DILUTED                                   6,926,392          1,585,094          7,417,119
                                              ============       ============       ============

          See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY




                                     Preferred Stock                   Common Stock                Common Stock Issuable
                                  Shares         Amount         Shares             Amount          Shares          Amount
                                ---------      ----------     -----------        ---------        ---------       ---------

Issuance of common stock                --    $         --       1,000,000     $      1,000               --    $         --
  to founder for cash

Recapitalization - Stock
  deemed issued to
  former controlling
  stockholders                          --              --         220,000              220               --              --

Recapitalization -
  Reclassification of
  retained earnings of
  the Company prior to
  recapitalization                      --              --              --               --               --              --

Fractional shares
  pursuant to 1:40
  reverse split                         --              --             145               --               --              --

Preferred stock, Series
  A issued to officer              200,000             200              --               --               --              --

Stock issued for
  services to consultant                --              --         500,000              500               --              --

Stock issued for services               --              --          20,000               20               --              --

Warrants granted for
  services                              --              --              --               --               --              --

Contributed officer
  services                              --              --              --               --               --              --

Net loss from September
  9, 2001 (inception) to
  September 13, 2001                    --              --              --               --               --              --
                              ------------    ------------    ------------     ------------     ------------    ------------

Balance, December 31, 2001         200,000             200       1,740,145            1,740               --              --


Stock issued for cash                   --              --       1,357,000            1,357               --              --

Offering costs                          --              --              --               --               --              --

[restubbed table]

                                  Accumulated      Deficit
                                   Additional       During          Deferred
                                    Paid-in       Development      Consulting       Subscription
                                    Capital          Stage           Expense         Receivable         Total
                                  -----------      ----------      -----------       -----------     -----------

Issuance of common stock         $       (914)    $         --     $         --     $         --     $         86
  to founder for cash

Recapitalization - Stock
  deemed issued to
  former controlling
  stockholders                           (220)              --               --               --               --

Recapitalization -
  Reclassification of
  retained earnings of
  the Company prior to
  recapitalization                   (419,763)              --               --               --         (419,763)

Fractional shares
  pursuant to 1:40
  reverse split                            --               --               --               --               --

Preferred stock, Series
  A issued to officer               1,999,800               --               --               --        2,000,000

Stock issued for
  services to consultant            2,599,500               --               --               --        2,600,000

Stock issued for services              29,980               --          (27,500)              --            2,500

Warrants granted for
  services                             74,064               --          (67,892)              --            6,172

Contributed officer
  services                             27,540               --               --               --           27,540

Net loss from September
  9, 2001 (inception) to
  September 13, 2001                       --       (4,680,398)              --               --       (4,680,398)
                              -- ------------     ------------     ------------     ------------     ------------

Balance, December 31, 2001          4,309,987       (4,680,398)         (95,392)              --         (463,863)


Stock issued for cash                 824,143               --               --          (44,200)         781,300

Offering costs                       (109,059)              --               --               --         (109,059)


           See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY




                                     Preferred Stock                   Common Stock                Common Stock Issuable
                                  Shares         Amount         Shares             Amount          Shares          Amount
                                ---------      ----------     -----------        ---------        ---------       ---------



Stock issued for services               --              --       2,065,301            2,065           45,000              45
  and gifts

Cancellation of escrowed
  shares                                --              --        (175,000)            (175)              --              --

Stock issued as settlement              --              --         175,000              175               --              --

Cashless exercise of
  warrants                              --              --           4,964                5               --              --

Stock issued as loan fee                --              --         100,000              100               --              --

Stock issued to original
  founder as promissory
  note subscription
  receivable                            --              --       4,267,500            4,268               --              --

Stock options granted for
  services                              --              --              --               --               --              --

Amortization of deferred
  fees                                  --              --              --               --               --              --

Stock issuable for cash                 --              --              --               --          156,230             156

Stock issuable for
  services                              --              --              --               --           20,000              20

Stock issuable as future
  offering costs                        --              --              --               --           47,200              47

Discount of convertible
  debenture                             --              --              --               --               --              --

Interest on promissory
  note subscription
  receivable                            --              --              --               --               --              --

Net loss, 2002                          --              --              --               --               --              --
                              ------------    ------------    ------------     ------------     ------------    ------------

BALANCE, DECEMBER 31, 2002         200,000    $        200       9,534,910     $      9,535          268,430    $        268
                              ============    ============    ============     ============     ============    ============

[Restubbed table]

                                  Deficit
                                Accumulated
                                 Additional       During          Deferred
                                  Paid-in       Development      Consulting       Subscription
                                  Capital          Stage           Expense         Receivable         Total
                                -----------      ----------      -----------       -----------     -----------



Stock issued for services         3,968,412               --       (3,933,557)              --           36,965
  and gifts

Cancellation of escrowed
  shares                                175               --               --               --               --

Stock issued as settlement           87,325               --               --               --           87,500

Cashless exercise of
  warrants                               (5)              --               --               --               --

Stock issued as loan fee             49,900               --               --               --           50,000

Stock issued to original
  founder as promissory
  note subscription
  receivable                      2,129,482               --               --       (2,133,750)              --

Stock options granted for
  services                        1,159,283               --               --               --        1,159,283

Amortization of deferred
  fees                                   --               --        3,780,086               --        3,780,086

Stock issuable for cash             156,074               --               --               --          156,230

Stock issuable for
  services                           19,980               --               --               --           20,000

Stock issuable as future
  offering costs                     47,153               --               --               --           47,200

Discount of convertible
  debenture                          70,000               --               --               --           70,000

Interest on promissory
  note subscription
  receivable                             --               --               --         (128,142)        (128,142)

Net loss, 2002                           --       (5,751,664)              --               --       (5,751,664)
                               ------------     ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 2002     $ 12,712,850     $(10,432,062)    $   (248,863)    $ (2,306,092)    $   (264,164)
                               ============     ============     ============     ============     ============


           See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                                  From September 9, 2001
                                                              December 31,            (Inception) to
                                                          2002            2001       December 31, 2002
                                                     -------------    -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $ (5,751,664)    $ (4,680,398)    $(10,432,062)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Stock based expenses                                    5,006,034        4,608,758        9,614,922
Stock based loan fee                                       50,000               --           50,000
Stock based settlement                                    107,500               --          107,500
Contributed officer services                                   --           27,540           27,540
Interest income on subscription receivable               (128,142)              --         (128,142)
Amortization of debt discount to interest expense          18,333               --           18,333
Depreciation                                                  373               --              373
Gain on settlement                                       (262,500)              --         (262,500)
Deposits                                                  (30,085)              --          (30,085)
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable                                           23,342           28,626           51,968
Accrued compensation                                      254,097               --          254,097
Other taxes                                                11,350               --           11,350
                                                     ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                    (701,362)         (15,474)        (716,706)
                                                     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                      (5,889)              --           (5,889)
Loans to principal stockholder                               (438)            (343)            (781)
Cash acquired in recapitalization                              --              108             (108)
                                                     ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                      (6,327)            (235)          (6,778)
                                                     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party loan proceeds                                50,000           15,256           65,256
Settlement payment related to put option                  (50,000)              --          (50,000)
Repayment from related parties                            (74,031)              --          (74,031)
Cash overdraft                                               (453)             453               --
Proceeds from sale of common stock, net                   828,471               --          828,557
                                                     ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 753,987           15,709          769,782
                                                     ------------     ------------     ------------

Net Increase in Cash                                       46,298               --           46,298

Cash at Beginning of Period                                    --               --               --
                                                     ------------     ------------     ------------

CASH AT END OF PERIOD                                $     46,298     $         --     $     46,298
                                                     ============     ============     ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In December 2002, a lender paid a $70,000 cash settlement expense on behalf of the Company in exchange for a $70,000 convertible debenture. (See Note 4)

           See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         (C) USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During 2002 and 2001, the Company estimated the value of capital stock issued for services, which was recorded as an expense or deferred expense.

         (D) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciation is computed using the declining balance method over the estimated economic useful life of 5 years. Leasehold improvements are amortized using the straight-line method over the lease term of 6 years. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

         (E) INCOME TAXES

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

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         (F) NET LOSS PER COMMON SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For 2002 and 2001, diluted loss per share is the same as basic loss per shares since the effect of all common stock equivalents was antidilutive due to the net loss. Pursuant to SFAS No. 128, for fiscal year 2002, 600,000 common shares issued for legal services and 950,000 common shares issued to an investment banking firm were not included in the computation of loss per share since they were contingently returnable. At December 31, 2002, there were 9,500,000 employee stock options and 500,000 consultant warrants outstanding, which may dilute future earnings per share.
         (See Notes 6(B) and 7(D))

         (G) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's short-term financial instruments, including interest receivable from officer, accounts payable, and lines of credit approximate fair value due to the relatively short period to maturity for these instruments.

         (H) RECENT ACCOUNTING PRONOUNCEMENTS

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

         Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         Statement No. 143, "Accounting for Asset Retirement Obligations," requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company's financial position, results of operations or liquidity.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

         (I) RECLASSIFICATIONS

         Certain amounts in the year 2001 consolidated financial statements have been reclassified to conform to the year 2002 presentation.

NOTE 2   DEPOSITS

Deposits include $25,000 paid to an investment banker as an advance deposit for services to be provided. The investment banking agreement was cancelled subsequent to December 31, 2002 and the Company received a refund of the entire $25,000.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 3   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 is as follows:


Computer equipment                                  $     5,889
                                                    -----------
                                                          5,889
Less accumulated depreciation                              (373)
                                                    -----------
                                                    $     5,516
                                                    ===========

Depreciation expense for the year ended December 31, 2002 was $373.

NOTE 4   CONVERTIBLE DEBENTURE

On December 20, 2002 (the "Commitment Date") the Company issued a $70,000, 12% unsecured convertible debenture to an individual (the "holder") in exchange for that individual's payment to a legal services vendor under a settlement agreement. The principal and any accrued interest is due on or before June 30, 2003 and interest is to be paid monthly beginning January 31, 2003. At any time after January 31, 2003, upon written notice, the holder may convert the debt at a minimum amount of $10,000 into the Company's common shares at a conversion price of $0.23 per share. The Company may prepay at any time. The debenture's embedded conversion feature resulted in an allocation of a portion of the proceeds to that beneficial conversion feature since the $1.00 fair value of the common stock on the commitment date, based on the contemporaneous private placement offering price, exceeded the conversion price of $0.23 per share. The computation of the benefit is limited to the gross proceeds of the debenture under the rules of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The computed benefit is recorded to debt discount and amortized over the period from the commitment date to the earliest conversion date, which is January 31, 2002. Accordingly, the Company recognized interest expense of $18,333 in December 2002, a credit to additional paid-in capital of $70,000 and a debt discount at December 31, 2002 of $51,667 to be amortized to interest expense through January 31, 2003. (See Note 6)

The balance of the convertible debenture at December 31, 2002 was as follows:

Convertible debenture                               $     70,000
Debt discount                                            (51,667)
                                                    ------------
                                                    $     18,333
                                                    ============

NOTE 5   ACCRUED COMPENSATION

Accrued compensation pursuant to three employment agreements was $254,097 at December 31, 2002. On March 3, 2003, the Board, which consists of the three officers subject to such employment agreements, approved the officers' forgiveness of their compensation accrued through December 31, 2002. The Company recognized contributed capital of $254,097 since this was a related party transaction. (See Note 6(C))

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 6   COMMITMENTS AND CONTINGENCIES

         (A) LEGAL MATTERS AND SETTLEMENT AGREEMENTS

         Through May 2002, there were 175,000 post reverse split common shares held in escrow and previously reflected as outstanding. A put option liability of $400,000 also existed on 6,250 other common shares. The Company maintained the position that the 175,000 shares were issued contingent on the raising of $1,000,000. The Company has taken the position that those shares will not be issued, as the funds were not raised, and such shares were cancelled in May 2002. In litigation related to these matters, on May 29, 2002, the Company entered into a settlement agreement whereby they paid $50,000 cash and committed to issue 115,000 common shares to settle the put option liability and dispute over the 175,000 shares. No shares will be returned to the Company under the put option and the original 175,000 shares were cancelled. In addition, they hired the plaintiff under a 90-day consulting agreement in exchange for an additional 60,000 common shares. The total new 175,000 shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $87,500. The total settlement cost, including the consulting shares, is $137,500. Accordingly, a gain on settlement of $262,500 was recognized in May 2002.

         On December 24, 2002, the Company entered into a settlement agreement with an attorney who had provided services to the Company under current and previous management. The settlement required the Company to pay $77,500 in December 2002 and $10,000 in February 2003. Prior to the settlement date, the Company had accrued $14,600 due to the attorney. Accordingly, the Company recognized a settlement expense of $72,900 and a remaining amount due of $10,000 included in accrued expenses at December 31, 2002. The Company borrowed $70,000 of the amount paid by issuing a convertible debenture. (See Note 4)

         (B) CONSULTING AND INVESTMENT BANKING AGREEMENTS

         In November 20, 2001 (the "Agreement Date"), the Company engaged a firm to provide financial consulting, investment banking, and management consulting services. The agreement is for a term of one year and may be terminated for any reason by both parties with 30 days written notice. The Company is to issue the firm 20,000 of its common shares and warrants to purchase 50,000 shares at a price equal to 120% of the closing trading price on the Agreement Date. The warrants expire in five years, contain piggyback registration rights, and have a cashless exercise feature. In addition, cash compensation is payable at a rate of $1,500 per month for the first 3 months, $2,000 per month for the second three months, $2,500 for the third three months and $3000 per month for the last three months of the Agreement. Through December 31, 2002, $1,535 of the cash fee was paid and the 20,000 shares were issued.

         On March 7, 2002, the Company agreed to issue 50,000 of its common shares pursuant to a seven-month consulting agreement. Options to issue 200,000 common shares were also granted to the same consultant at a $4.50 per share exercise price. In addition, 15,000 shares are due on the first of each month for the duration of the agreement. (See Note 7(D)) The Company issued 95,000 of the shares during 2002 and reflected 45,000 additional shares as issuable. In January 2003, the Company settled a dispute with the consultant by agreeing to issue the 45,000 issuable shares and an additional 95,000 common shares. The additional 95,000 shares were recorded as a settlement expense at the contemporaneous private placement price of $1.00 per share or $95,000.

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

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         On June 3, 2002, the Company executed a non-exclusive six-month consulting agreement for financial advisory services. The financial advisor will be paid 11% of any gross proceeds raised from a source introduced by the financial advisor.

         On July 10, 2002, the Company entered into a non-exclusive one-year financial advisory agreement ("the Agreement"). The Agreement provides for various fees as follows:

         (a)      Financial Advisory Fees and Funding Fee:

                  The Company was to issue 200,000 of its common shares as an advisory fee, such shares payable quarterly with 50,000 upon signing of the agreement and 50,000 shares on each of October 1, 2002, January 1, 2003, and April 1, 2003. The shares vest pro-rata over the agreement term. As of December 31, 2002, 52,800 shares had been issued and included in consulting expense at $26,400 based on the then contemporaneous cash offering price of $0.50 per common share.

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

         On October 31, 2002 (the "Settlement Date") the Agreement above was amended to provide for the total issuance of 1,050,000 contingently cancelable common shares (including the 52,800 shares already issued under the July 2002 Agreement) in exchange for the investment bank raising or assisting with the raise of $10 million in equity capital for the Company. This amendment superseded all above amounts under (a),
         (b), and (c) which may have been payable under the original agreement. In addition, the amendment provides for an additional 20,000 common share issuance that is not contingently cancelable. Accordingly, another 950,000 common shares were issued to the investment bank and 47,200 are recorded as issuable at December 31, 2002. The 1,050,000 common shares issued are contingently cancelable at the Company's option if the full $10 million is not raised by September 30, 2003. (See Note 7(D)) The 950,000 shares are not reflected as outstanding for accounting purposes due to the contingency (see Notes 1(F) and 7(D)).

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

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         On August 17, 2002, the Company executed a six month consulting agreement whereby the consultant will market the Company's private placement in exchange for a one-time grant of 20,000 common shares and $1,000 per month for six months.

         On September 27, 2002, the Company executed a one-year consulting agreement whereby the consultant will represent the Company in investors' communications and public relations. The Company will pay the consultant a non-refundable commencement bonus of 275,000 restricted common shares, 100,000 warrants exercisable at $3 for five years, 100,000 warrants exercisable at $4 for five years, 100,000 warrants exercisable at $5 for five years. The Company issued 175,000 of the common shares at commencement and 100,000 of the common shares were to be held in escrow for six months under the agreement but were released early in October 2002. The consultant will receive a finder's fee equal to 3% of any funds raised or mergers/acquisitions transacted with parties introduced by the consultant. (See Note 7(D))

         On October 1, 2002, the Company entered into a finder's fee agreement with an individual consultant to pay up to a 5% fee, based on dollar value of funds raised for the Company.

         (C) EMPLOYMENT AGREEMENTS

         The Company entered into separate employment agreements with each of three officers for approximately three to four years, providing annual compensation aggregating $375,000 with 10% annual increases and severance provisions providing up to 200% of the salaries. In addition, the agreements grant stock options to purchase an aggregate 9,500,000 at a $1.75 exercise price per share and the promise of future stock options grants aggregating 9,500,000 and exercisable at $1.75 per share based upon a stipulated performance schedule. All options provide for cashless exercise. During the period the option were granted, there was zero trading volume on the Company's stock. The highest bid price was $1.25. In accordance with APB 25, since the exercise price of the options exceeded the highest bid price of the underlying common stock at the grant date, no compensation expense was recognized in 2002. In March 2003, all accrued compensation related to the above employment agreements was forgiven by the employees (see Note 5).

         The Company entered into a three-year agreement with the owner of a Company, which it acquired, which acquisition and associated employment agreement was then rescinded (see below).

         (D) ACQUISITION AND SUBSEQUENT RESCISSION

         On April 30, 2002, the Company closed on an agreement to acquire a beverage company (the "Acquiree"). The Company committed to issue 571,428 of it common shares in exchange for 100% of the Acquiree's outstanding capital stock and 10,000 common shares pursuant to a related employment agreement with the former owner of the Acquiree. The shares were never issued.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

         (E) LETTERS OF INTENT AND CANCELLED ACQUISITION AGREEMENTS

         On May 24, 2002, the Company executed a letter of intent to acquire 100% of the common stock of a beverage company. The agreement calls for a cash purchase price of $9 million payable over a two-year period and $25 million worth of the Company's common stock valued based upon the average weekly trading price 15 days before closing, however, at no less than $2.50 per share. The letter of intent calls for a definitive stock exchange agreement to be executed. Closing was to be on or before September 15, 2002, however the closing has been delayed and the Company believes this acquisition will not be consummated.

         In November 2002, the Company entered into an Agreement to acquire another Beverage company for $2,500,000 cash and $1,050,000 in promissory notes. The acquisition was to close as of December 15, 2002 subject to extension by mutual agreement of the parties. The Agreement was extended to February 5, 2003 and the Company was notified in writing by the acquiree on February 14, 2003 that the Agreement had expired on it own terms. Pre-acquisition costs of $12,547 were charged to operations as of December 31, 2002.

         On December 4, 2002 the Company signed a new letter of intent to acquire 90% of a beverage company (the "Acquiree") in exchange for $750,000 worth of common stock valued at the five day average closing bid price of the Company's common stock prior to closing. The Company will also issue a principal of the acquiree $500,000 worth of common stock with one-half at closing and one-half in one year from closing pursuant to a two year consulting agreement to be entered into. The consulting shares are to be value at the five day average closing bid price of the Company's common stock prior to closing but no less than $1.75 per share. This transaction is to close in 60 days from December 4, 2002. In 2003, this transaction was terminated.

         (F) OFFICE LEASE

         On June 1, 2002 (the Effective Date"), the Company entered into a lease for new office space through February 28, 2003. The rent is $2,585 per month. Rent expense in 2002 was $23,645 including rent of $1,750 paid to an affiliate. Rent paid in 2001 was $4,016 which was all to an affiliate.

NOTE 7   STOCKHOLDER'S EQUITY AND RECAPITALIZATION

         (A) RECAPITALIZATION

         On September 14, 2001, (the "Recapitalization Date"), Xstream Beverage Group, Inc. ("Xstream") acquired 100% of the common stock of Power by issuing 1,000,000 common shares to the stockholders of Power representing an approximate 82% voting interest in Xstream. The

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         transaction is accounted for as a recapitalization of Power with 220,000 common shares deemed issued to the stockholders of Xstream. The consolidated financial statements subsequent to the recapitalization reflect the assets and liabilities of both entities at historical costs, the historical operations of Power, and the operations of Xstream from the Recapitalization Date.

         (B) REVERSE STOCK SPLIT

         On October 15, 2001, the Company's Board of Directors approved and affected a one-for-forty reverse stock split on the issued and outstanding common stock. Accordingly, $47,580 was reclassified to additional paid-in capital from the common stock account. All share and per share data has been retroactively restated in the accompanying consolidated financial statements.

         (C) PREFERRED STOCK

         The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value. The Board of directors is authorized to issue series of preferred stock and to fix the designation, powers, preferences, and rights of the shares of each series. In addition, the Company may pay dividends of common stock to preferred stockholders. In October 2001, the Board of Directors authorized Series A preferred stock, which is cumulative voting and convertible. Each share of preferred stock is convertible to one share of common stock and each share of preferred stock is entitled to 100 votes on each matter submitted to a vote of the total capital stock of the Company.

         In September 2001, the Board authorized the issuance of 200,000 Series A preferred shares to the Company's chairman for services, however, as the amendment to the articles for the Series A shares was never filed with the State of Nevada, the shares were not considered issued and outstanding as of December 31, 2001 for legal purposes. As of December 31, 2002, the amendment to the articles has been filed with the State. For accounting purposes, a compensation expense of $2,000,000 has been recognized on the grant date in 2001 based on the fair market value on the grant date. The Series A preferred stock does not have dividend rights.

         (D) COMMON STOCK

         The Company issued 1,000,000 common shares to its founder for payment of $86 of incorporation fees at inception.

         On September 14, 2001, the company was deemed to have issued 220,000 common shares pursuant to a recapitalization (see above).

         In October 2001, the Company issued 500,000 common shares to a consultant for services rendered. The stock was considered vested upon issuance and was valued at the common stock trading price on the grant date of $5.20 resulting in an immediate expense of $2,600,000.

         In November 2001, the Company granted 20,000 common shares to a consultant. The Company valued the shares at a total $30,000 based on the $1.50 per share trading price on the grant date and based on a measurement date equal to the grant date since the shares are considered vested upon issuance. Accordingly, the Company recognized a consulting expense of $2,500 in 2001 and $27,500 in 2002 over the one year term of the consulting agreement.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         In February 2002, the Company issued 4,267,500 of its common shares to its founder and principal stockholder, Xstream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance was considered in substance, a compensation expense to be recognized during the service period pursuant to a verbal consulting agreement, which was effective April 1, 2002. Accordingly, the value of $10,668,750 had been recorded as a deferred compensation expense at March 31, 2002. In July 2002, effective April 1, 2002 the Company rescinded the consulting agreement and received a subscription for the 4,267,500 common shares, paid for in the form of a promissory note at the contemporaneous offering price of $0.50 per share resulting in a subscription promissory note receivable of $2,133,750. Under Delaware law, the promissory note is considered valid consideration for the issuance of capital stock. The note bears interest at 8% and is due August 13, 2003. Due to the rescission of the consulting agreements, the $10,668,750 deferred compensation and related $10,664,483 additional paid-in capital were reversed. Interest income for 2002 was $128,142 and is included in subscriptions receivable deducted from equity at December 31, 2002.

         During February 2002, the Company issued 667,500 shares to various parties for nominal consideration. The issuance was treated as stock for consulting services and the Company recognized a consulting expense of $1,668,700 based on the $2.50 per share trading price of the common stock on the grant date less a total of $50 received from some of the recipients later in the year.

         In March 2002, the Company issued 600,000 contingently returnable common shares for legal services to be rendered. The contingency was based on the law firm completing all periodic filings during 2002 and in no event later than January 10, 2003. The Company initially recorded $3,300,000 as deferred legal fees based on the $5.50 trading price of the common stock at the grant date to be recognized over the one year term of the legal services agreement, which was effective on January 1, 2002. The Company applies the variable accounting method under SFAS 123, EITF 96-18, and FIN 28, which provides that the Company must adjust the fair value of the shares at each balance sheet date to a current value until the contingency expires and a measurement date is achieved. As of December 31, 2002 based on a current private placement offering price of $1.00, the Company has recognized $600,000 of legal expense for the 600,000 shares issued. Due to the contingency, the 600,000 shares are reflected on the consolidated balance sheet as issued at December 31, 2002 but are not included in the computation of net loss per share. On January 10, 2003, the contingency expired and no expense adjustment was necessary, as the private placement offering at $1.00 was still active. (See Note 1(F))

         On March 7, 2002, the Company issued 50,000 of its common shares pursuant to a seven-month consulting agreement. The 50,000 shares were vested at the grant date resulting in a fair value of $275,000 based on the quoted trading price on the grant date, to be recognized over the seven-month service period. During 2002, the $275,000 was fully recognized as consulting expense. Options to issue 200,000 common shares were also granted to the same consultant at a $4.50 per share exercise price. In addition, 15,000 shares are due on the first of each

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         month for the duration of the agreement. On the first of each month April through September 2002, 15,000 common shares became issuable pursuant to the consulting agreement. Through December 31, 2002 45,000 shares have been issued and 45,000 shares are issuable under the agreement. The aggregate 90,000 shares were valued based on the quoted trading price of the common stock through June 2002 (ranging from $2.99 to $3.45 per share) and based on the private placement price of $0.50 per share from July through September 2002 resulting in a total consulting expense recognized in 2002 of $166,623. In January 2003, the Company settled a dispute with the consultant by agreeing to issue an additional 95,000 common shares. The shares were recorded as a settlement expense in January 2003 at the contemporaneous private placement price of $1.00 per share or $95,000. (See Note 6(B))

         In March 2002, 7,500 warrants were exercised under a cashless exercise provision resulting in the issuance of 4,964 shares of common stock.

         During May and June 2002, the Company issued 220,000 common shares for $0.50 per share or aggregate gross proceeds of $110,000. The Company paid associated cash offering costs of $14,000, which was charged against the gross proceeds to additional paid-in capital.

         On May 9, 2002, the Company issued 100,000 shares to its President as a loan fee relating to a $50,000 loan made in May 2002. The shares were valued at the contemporaneous offering price of $0.50 per share, resulting in a loan fee expense of $50,000, which was recognized immediately since the loan was due on demand. The loan was repaid during 2002.

         On May 21, 2002, the Company issued 103,500 common shares for nominal consideration. The issued shares were treated as stock for services and valued at the contemporaneous private placement offering price of $0.50 resulting in a consulting expense of $51,750.

         In May 2002, the Company settled a legal matter by issuing 175,000 common shares. The shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $87,500. In addition, 175,000 previously issued shares held in escrow relating to the above matter were cancelled. (See Note 6(A)).

         On August 17, 2002, the Company agreed to issue 20,000 common shares to a consultant under a six month agreement. The related expense is recognized pro rata over the six month term of the agreement. As of December 31, 2002 the Company recognized consulting expense of $7,432 and deferred consulting of $2,568 based on the contemporaneous offering price of $0.50 per share

         In August and September 2002, 61,800 common shares were issued to various consultants for services rendered. The shares were valued at the contemporaneous private placement offering price of $0.50 per share resulting in a consulting expense of $30,900.

         On September 20, 2002, the Company issued 175,001 common shares for nominal consideration. The shares issued were treated as stock for consulting services and valued at the contemporaneous private placement offering price of $0.50 resulting in a consulting expense of $87,500.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         On September 27, 2002, the Company became obligated to issue 175,000 common shares under a consulting agreement and was to place another 100,000 common shares into escrow to be release in six months. The 175,000 shares were valued at $87,500 based on the contemporaneous private placement offering price of $0.50 at September 27, 2002. In October 2002, the 100,000 shares, which were never placed into escrow, were released and issued to the consultant resulting in a value of $100,000 based on a new private placement offering price of $1.00 per share. The expense is to be recognized ratably over the one-year term of the agreement resulting in a consulting expense of $40,777 recognized in 2002 and a deferred consulting expense of $146,723 deducted from equity at December 31, 2002.

         From July through September, the Company expensed $22,500 of consulting expense for 45,000 common shares based on the contemporaneous offering price of $0.50 per share. The shares are included in common stock issuable at December 31, 2002.

         During the period of July through September 2002, the Company issued 823,000 common shares for gross proceeds of $411,500. A subscription receivable $200 remains at December 31, 2002. Offering costs of $59,059 were charged to additional paid-in capital.

         On October 18, 2002, the Company issued 67,500 common shares to a consultant for services rendered. The Company recognized $67,500 in consulting expense based on the contemporaneous private placement offering price of $1.00 per share.

         On October 31, 2002 (the "Settlement Date") the Company agreed to issue, under an amendment to a consulting agreement, 1,050,000 contingently cancelable common shares (including the 52,800 shares already issued under the July 2002 Agreement) (see Note 6(B)) in exchange for the investment bank raising or assisting with the raise of $10 million in equity capital for the Company. In addition, the amendment provides for an additional 20,000 common share issuance that is not contingently cancelable. Accordingly, another 950,000 common shares were issued to the investment bank and 67,200 are recorded as issuable at December 31, 2002. The 1,050,000 common shares issued are contingently cancelable at the Company's option if the full $10 million is not raised by September 30, 2003. The 47,200 issuable shares were recorded as deferred consulting expense at the $1.00 contemporaneous offering price since they related to shares that should have been issued under the original consulting agreement. The 20,000 shares were valued at the contemporaneous cash offering price of $1.00 per common share and recorded as a $20,000 settlement expense on the Settlement Date. The 950,000 shares are contingent and therefore not recorded as outstanding for accounting purposes in accordance with EITF 96-18 and related interpretations.

         During the period of October 1, 2002 through December 31, 2002, the Company issued 20,000 common shares at $0.50 per share and 294,000 common shares at $1.00 per share under two private placements for gross proceeds of $260,000 and subscriptions receivable of $44,200. Offering costs of $36,000 were charged to additional paid-in capital. In addition, proceeds of $15,000 were received relating to previous quarter subscriptions receivable. Remaining subscriptions receivable at December 31, 2002 was $44,200.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         (E) CONTRIBUTED CAPITAL

         During 2001, two officers contributed services valued at the fair value of $27,540.

         (F) STOCK OPTIONS AND WARRANTS

         In February 2002, the Company established the 2002 Stock Option Plan (the "Plan") which is effective March 1, 2002. Officers, employees, consultants, and directors of the Company are awarded options periodically for the purchase of common stock of the Company under the Plan. Employees may be awarded incentive stock options and all other options issued under the plan shall be non-qualified stock options. Principal stockholders may be granted options under the plan only if the exercise price is at least 110% of the fair market value of the common stock on the grant date and such options cannot be exercised for 5 years. All other options granted under the plan shall not have an exercise price less than 100% of the fair market value of the common stock on the date of grant. The options, which expire ten years from the grant date but may expire earlier as determined by the compensation committee of the Board of Directors, vest as determined by the compensation committee of the Board of Directors. Upon termination of employment, for any reason other than death, disability, or retirement, all rights to exercise options shall terminate 90 days after the date of employment termination. Upon termination for death, disability, or retirement, the options shall be exercisable for a period of one year from such date of termination. The aggregate numbers of shares subject to options granted under the plan shall be 25,000,000 common shares. There were no options issued under the plan as of December 31, 2002.

         On December 19, 2001, the Company granted warrants to purchase 50,000 shares of common stock to a consultant at an exercise price of $1.80 per share through November 19, 2006. (See Note 3(B)) The warrants contain a cashless exercise provision. In accordance with SFAS 123 and related interpretations, the option value of $1.48 per option was computed and was recognized over the one year term of the consulting agreement resulting in a consulting expense of $6,172 in 2001 and 67,892 in 2002 based on a measurement date equal to the grant date since the warrants are considered vested upon issuance. During March 2002, 7,500 of the warrants were exercised under the cashless exercise provisions resulting in the issuance of 4,964 common shares. The fair market value of the stock warrants granted to the consultant was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 3.62%, volatility 290% and expected term of three years.

         On March 7, 2002, options to purchase 200,000 common shares were granted to a consultant at a $4.50 per share exercise price (see Note 6(B)). The options were valued at their fair market value of $1,088,681 or $5.44 per option. The $1,088,681 was recognized during 2002 as consulting expense pro-rata over the seven-month term of the agreement. Such options expire in 18 months from the grant date. The fair market value of the stock warrants granted to the consultant was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 3.62%, volatility 290% and expected term of three years.

         On September 27, 2002, the Company granted to a consultant 100,000 warrants exercisable at $3 for five years, 100,000 warrants exercisable at $4 for five years, 100,000 warrants exercisable at $5 for five years pursuant to a consulting agreement (see Note 6(B)). The warrants were valued at an aggregate $70,602 or $0.26, $0.23, $0.22 per option, respectively resulting in a consulting expense of $18,233 in 2002 and a deferred consulting expense of $52,369 deducted from equity at December 31, 2002 and to be recognized over the remainder of the one-year term

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         of the agreement. The fair market value of the stock warrants granted to the consultant was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 2.00%, volatility 167% and expected term of two years.

         Effective February 1, 2002, the Company granted options to purchase 9,500,000 shares of common stock to three officers at an exercise price of $1.75 per share under their employment agreements. (See Note 6(C))

         In accordance with SFAS 123, for options issued to employees, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plan and options granted to employees outside of the plan. Had compensation cost for options granted under the employment agreements been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's net loss and net loss per share for the year ended December 31, 2002 would have increased to the pro-forma amounts indicated below and the net loss for 2001 would not have changed:

                                                                                             From September 9,
                                                                                            2001 (inception) to
                                                                              2002           December 31, 2002
                                                                         ---------------    ---------------------

         Net loss                                     As reported        $   5,751,664      $        10,432,062
                                                      Pro forma          $   8,080,789      $        12,761,187
         Net loss per share - basic and diluted       As reported        $        0.83      $              1.47
                                                      Pro forma          $        1.17      $              1.72

         The fair market value of the stock options granted to the employees was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 3.02%, volatility 144% and expected term of two years.

         A summary of the options issued under the employment and consulting agreements as of December 31, 2002 and 2001 and changes during the years is presented below:

                                                               2002                                2001
                                                  ------------------------------    ---------------------------------
                                                                     Weighted                             Weighted
                                                   Number of          Average         Number of            Average
                                                  Options and        Exercise        Options and          Exercise
                                                    Warrants           Price           Warrants             Price
                                                 ---------------  --------------    --------------     --------------
         Stock Options
         Balance at beginning of period                  50,000    $      1.80                  -       $          -
         Granted                                     10,000,000    $      1.09                50,000    $      1.80
         Exercised                                       (7,500)   $      1.80                  -       $        -
         Forfeited                                         -       $        -                   -       $        -
                                                  -------------    -----------        --------------    ------------
         Balance at end of period                    10,042,500    $      1.09                50,000    $      1.80
                                                  =============    ===========        ==============    ===========

         Options exercisable at end of period        10,042,500    $      1.09                50,000    $      1.80
                                                  -------------                       --------------    -----------
         Weighted average fair value of options
           granted during the period                               $      0.96                          $      1.48
                                                                   ===========                          ===========

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         The following table summarizes information about employee stock options and consultant warrants outstanding at December 31, 2002:

                              Options and Warrants Outstanding                          Options and Warrants Exercisable
          --------------------------------------------------------------------------    ----------------------------------

                                                        Weighted
                                                        Average          Weighted                              Weighted
                 Range of            Number            Remaining          Average            Number             Average
                 Exercise        Outstanding at       Contractual        Exercise        Exercisable at        Exercise
                   Price        December 31, 2002         Life             Price        December 31, 2002        Price
                ------------    ------------------    -------------     ------------    ------------------    ------------
             $   3.00 -5.00               300,000       4.74 Years     $       4.00               300,000    $       4.00
                       1.80                42,500       3.89 Years             1.80                42,500            1.80
                       1.75             4,500,000       3.00 Years             1.75             4,500,000            1.75
                       1.75             5,000,000       2.00 Years             1.75             5,000,000            1.75
                       4.50               200,000       0.43 Years             4.50               200,000            4.50
                               ------------------                      ------------    ------------------    ------------
                                       10,042,500                      $       1.09            10,042,500    $       1.09
                               ==================                      ============    ==================    ============

NOTE 8   INCOME TAXES

There was no income tax expense for the year ended December 31, 2002 and from September 9, 2001 (inception) to December 31, 2001 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense (benefit) for the year ended December 31, 2002, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

Computed "expected" tax expense (benefit)                     $      (1,955,566)
Reclassification of prior year temporary difference                       2,098
Change in valuation allowance                                        (1,953,468)
                                                              -----------------
                                                              $            -
                                                              =================

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are as follows:

Deferred tax assets:
Net operating loss carryforward                          $      1,979,953
                                                         ----------------
Total gross deferred tax assets                                 1,979,953
Less valuation allowance                                       (1,979,953)
                                                         ----------------
Net deferred tax assets                                  $           -
                                                         ================

The valuation allowance was $26,485 at December 31, 2001. The increase during 2002 was $1,953,468.

The Company has a net operating loss carryforward of approximately $5,823,304 available to offset future taxable income through 2022.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 9   RELATED PARTY TRANSACTIONS

The Company paid rent to an affiliate of an officer. Rent paid to that affiliate in 2002 and 2001 was $1,750 and $4,016, respectively.

The Company owed officers and directors $24,031 at December 31, 2001. These amounts were repaid during 2002. The principal stockholder owed the Company $781 at December 31, 2002.

In May 2002, the Company borrowed $50,000 from an affiliate of the Company's President. The note bears interest at 8% and is due on demand. The $50,000 was repaid during July to September 2002. In connection with this issuance, the Company issued the President 100,000 shares of common stock as a loan fee. These shares were assigned by the President to third parties.

NOTE 10  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss in 2002 of $5,751,664, a deficit accumulated during the development stage of $10,432,062 at December 31, 2002; cash used in operations in 2002 of $701,362, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues its raise of equity capital for $1.00 per share under a private placement and has raised approximately $5,000 from January 1, 2003 through the date of the accompanying audit report. The Company also is continuing its negotiations for potential acquisitions.

NOTE 11  SUBSEQUENT EVENTS

         (A) CONTRIBUTED CAPITAL

         In March 2003, accrued compensation through December 31, 2002, totaling $254,097, related to three officer employment agreements, was forgiven by the employees. The Company recorded contributed capital of $254,097 since it was a related party transaction.

         (B) ISSUANCE OF COMMON STOCK

         Subsequent to December 31, 2002, the Company issued 1,558,500 shares for services rendered valued at $1,358,500 consulting expense based on the contemporaneous offering price of $1.00 per share.

In addition, the Company issued 5,000 shares under the private placement at $1.00 per share for $5,000 cancelled 44,000 shares relating to a subscriptioni receivable that was reflected at December 31, 2002 and issued 90,280 of the shares reflected as issuable at December 31, 2002.

In addition, the Company issued 200,000 common shares under a chasless exercise provision relating to 370,732 options exercisable at $1.75 per share under office employment agreements.

                          XSTREAM BEVERAGE GROUP, INC.

          CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I,, Edward Arioli, have received this annual report on Form 10-KSB of Xstream Beverage Group, Inc. and I hereby certify and affirm:


         1) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         2) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

         3) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that materials information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         4) Presented in this annual report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and

         6) Board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         7) There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:             March 27, 2003

         s/s Edward Arioli
         -------------------------------------
         President/Director

                          XSTREAM BEVERAGE GROUP, INC.

CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,, Steve A. Haglund, have received this annual report on Form 10-KSB of Xstream Beverage Group, Inc. and I hereby certify and affirm:


         1) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         2) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

         3) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that materials information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         4) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and

         5) Board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6) There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:             March 27, 2003


         s/s Steve A. Haglund
         -------------------------------------
         CEO/CFO/Director