Form 10QSB
period 2003-03-31
XSTREAM BEVERAGE GROUP INC
filed 2003-05-15
CIK 853833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

                  For the transition period from__________ to ___________

                          XSTREAM BEVERAGE GROUP, INC.
                          ----------------------------
                (Name of Registrant as specified in its charter)

         NEVADA                         33-30158-A            62-1386351
        --------                       ------------          ------------
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

         Yes  (X)                   No   (  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date:


          CLASS                                  Outstanding at May 14, 2003
----------------------------                     ---------------------------
Common Stock $.001 par value                             14,730,389

                           XSTREAM BEVERAGE GROUP, INC.

PART I:   FINANCIAL INFORMATION                                           PAGE
                                                                          ----

                  Balance Sheet as of March 31,2003 (Unaudited)            3

                  Statement of Operations for the  three
                   months ended March 31, 2003 and March 31, 2002
                  and from September 9, 2001 (inception) to March 31,
                  2003 (unaudited)                                         4

                  Statement of Cash Flows for the Three  Months
                  Ended March 31, 2003 and Three Months Ended
                  March 31, 2002 and from September 9,
                  2001 (inception) to March 31, 2003 (unaudited)           5

                  Notes to Consolidated Financial Statements
                  (Unaudited) as of March 31, 2003                         6

                  Management Discussion and Analysis of Financial
                  Condition and Results of Operations                      14

PART II: OTHER INFORMATION                                                 15

                          Xstream Beverage Group, Inc.
                                and Subsidiaries
                          (A Development Stage Company)


                                    Contents
                                    --------

                                                                Page(s)
                                                                -------

Consolidated Balance Sheet                                         3

Consolidated Statements of Operations                              4

Consolidated Statements of Cash Flow                               5

Notes to Consolidated Financial Statements                        6-13

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS
Cash                                                                              $      2,968
Accounts Receivable                                                                     10,304
Due from Affiliate                                                                      25,000
Inventory                                                                               28,203
                                                                                  ------------
TOTAL CURRENT ASSETS                                                                    66,475
                                                                                  ------------

PROPERTY AND EQUIPMENT, NET                                                              5,280
                                                                                  ------------

OTHER ASSETS - DEPOSITS                                                                  5,085
                                                                                  ------------

TOTAL ASSETS                                                                      $     76,840
                                                                                  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable                                                                  $     72,470
Accrued Compensation                                                                    96,294
Loans payable - related parties                                                         35,719
Loans payable - Other                                                                   70,514
Convertible Debenture                                                                   70,000
                                                                                  ------------
TOTAL CURRENT LIABILITIES                                                              344,997
                                                                                  ------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series A,
  200,000 shares issued and outstanding                                                    200
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,871,190 shares
  issued and outstanding, respectively                                                  10,872
Common stock issuable (135,850 shares)                                                     136
Additional paid-in capital                                                          13,806,017
Deficit accumulated during development stage                                       (11,319,861)
                                                                                  ------------
                                                                                     2,497,364
Less: deferred consulting expense                                                     (461,339)
Less: stock subscription receivable                                                 (2,304,182)
                                                                                  ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                        (268,157)
                                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                    $     76,840
                                                                                  ============

          See accompanying notes to consolidated financial statements.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                     Three Months Ended         From September 9,
                                                          March 31,            2001 (inception) to
                                                    2003            2002         March 31, 2003
                                                ------------    ------------   -------------------
REVENUE                                         $     10,304    $         --    $     10,304

COST OF GOODS SOLD                                     4,612              --           4,612
                                                ------------    ------------    ------------

GROSS PROFIT                                           5,692              --           5,692
                                                ------------    ------------    ------------


OPERATING EXPENSES
Compensation                                    $    127,985    $     93,750    $  2,542,119
Consulting                                           424,941       1,948,828       6,793,545
Professional fees                                     53,283         832,319       1,687,301
Rent                                                   7,791              --          35,452
General and administrative                            76,942          17,016         341,789
                                                ------------    ------------    ------------
TOTAL OPERATING EXPENSES                             690,942       2,891,913      11,400,206
                                                ------------    ------------    ------------

Loss from Operations                                (685,250)     (2,891,913)    (11,394,514)

OTHER INCOME (EXPENSE)
Settlement gain                                           --              --         262,500
Interest income                                       42,118              --         170,769
Settlement loss                                     (193,000)             --        (285,900)
Interest expense                                     (51,667)             --         (72,716)
                                                ------------    ------------    ------------
TOTAL OTHER INCOME , NET                            (202,549)             --          74,653
                                                ------------    ------------    ------------

NET LOSS                                        $   (887,799)   $ (2,891,913)   $(11,319,861)
                                                ============    ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED          $      (0.09)   $      (0.62)   $      (1.42)
                                                ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   DURING THE PERIOD - BASIC AND DILUTED          10,218,110       4,664,527       7,963,606
                                                ============    ============    ============

          See accompanying notes to consolidated financial statements.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENTAL STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                         Three Months Ended         From September 9,
                                                             March 31,             2001 (inception) to
                                                        2003            2002         March 31, 2003
                                                    ------------    ------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                (887,799)   $ (2,891,913)    (11,319,861)
Adjustments to reconcile net loss to cash used in
   operating activities:
Stock based expenses                                     465,025       2,773,828      10,094,981
Stock based loan fee                                          --              --          50,000
Stock based settlement loss                              193,000              --         300,500
Contributed officer services                                  --              --          27,540
Interest income on subscription receivable               (42,090)             --        (170,232)
Amortization of debt discount to interest expense         51,667              --          70,000
Depreciation                                                 236              --             609
Gain on settlement                                            --              --        (262,500)
(Increase) decrease in:
Accounts receivable                                      (10,304)             --         (10,304)
Inventory                                                (28,203)             --         (28,203)
Deposits                                                      --              --          (5,085)
Increase (decrease) in:
Accounts payable                                           8,056           4,370          60,024
Accrued compensation                                      94,818          93,750         348,915
Accrued expenses                                         (10,000)             --              --
Due to affiliate                                              --           1,050              --
Other taxes                                                   --              --           1,350
                                                    ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES:                  (165,594)        (18,915)       (842,266)
                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from return of deposit                           25,000              --              --
Purchase of equipment                                         --              --          (5,889)
Advance to pending acquiree                              (25,000)             --         (25,000)
Loans to principal stockholder                                --              --              --
Cash acquired in recapitalization                             --              --             108
                                                    ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                         --              --         (30,781)
                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds                                             70,514              --              --
Settlement payment related to put option                      --              --         (50,000)
Repayment of cash overdraft                                   --           2,617          70,514
Proceeds from related party loans                         36,500          25,000          35,719
Proceeds from sale of common stock, net                   17,200              --         828,557
Offering costs                                            (1,950)             --              --
Repayments of related party loans                             --          (8,702)         (8,775)
                                                    ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                122,264          18,915         876,015
                                                    ------------    ------------    ------------

Net Increase (Decrease) in Cash                          (43,330)             --           2,968

Cash at Beginning of Period                               46,298              --              --
                                                    ------------    ------------    ------------

CASH AT END OF PERIOD                               $      2,968    $         --    $      2,968
                                                    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------------------------------------

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

For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Form 10-KSB.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

NOTE 2   NET LOSS PER COMMON SHARE
----------------------------------

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the three months ended March 31, 2003, March 31, 2002 and the period from September 9, 2001 (inception) to March 31, 2003, the diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was antidilutive due to the net loss. Pursuant to SFAS 128, for the three months ended March 31, 2003, 950,000 common shares issued were not included in the computation of loss per share since they were contingently returnable. At March 31, 2003, there were 500,000 common stock consultant warrants and 9,129,268 employee common stock options outstanding, which may dilute future earnings per share. There were also 4,000,000 employee common stock options granted in April 2003 (see Note 13).

NOTE 3   DUE FROM AFFILIATE
---------------------------

A short-term, non-interest bearing demand note in the amount of $25,000 was remitted to a new Acquiree, which the acquisition closed in April 2003.

NOTE 4   INVENTORY
------------------

The company had $28,203 of raw goods and materials on hand as of the three months ended, March 31, 2003. All items are valued at cost based on a "first-in, first-out" inventory policy.

NOTE 5   ACCRUED COMPENSATION
-----------------------------

Accrued compensation pursuant to three employment agreements was $254,097 at December 31, 2002. On March 31, 2003, the Board, which consists of the three officers subject to such employment agreements, approved the officers' forgiveness of their compensation accrued through December 31, 2002. The Company recognized contributed capital of $254,097 since this was a related party transaction. Accrued compensation pursuant to three employment agreements was $93,750 at March 31, 2003 which was included in the total accrued compensation balance of $96,294.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)

NOTE 6   LOANS PAYABLE - RELATED PARTIES
----------------------------------------

The Company has loans payable to a principal stockholder, Xstream Beverage, Inc. of $35,719 at March 31, 2003. This loan is undocumented, non-interest bearing and considered due on demand.

NOTE 7   LOANS PAYABLE - OTHER
------------------------------

The Company has other loans of $70,514 at March 31, 2003. These are non-interest bearing demand notes with no specified term.

NOTE 8   CONVERTIBLE DEBENTURE
------------------------------

On December 20, 2002 (the "Commitment Date") the Company issued a $70,000, 12% unsecured convertible debenture to an individual (the "holder") in exchange for that individual's payment to a legal services vendor under a settlement agreement. The principal and any accrued interest is due on or before June 30, 2003 and interest is to be paid monthly beginning January 31, 2003. At any time after January 31, 2003, upon written notice, the holder may convert the debt at a minimum amount of $10,000 into the Company's common shares at a conversion price of $0.23 per share. The Company may prepay at any time. The debenture's embedded conversion feature resulted in an allocation of a portion of the proceeds to that beneficial conversion feature since the $1.00 fair value of the common stock on the commitment date, based on the contemporaneous private-placement offering price, exceeded the conversion price of $0.23 per share. The computation of the benefit is limited to the gross proceeds of the debenture under the rules of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The computed benefit is recorded to debt discount and amortized over the period from the commitment date to the earliest conversion date, which is January 31, 2003. Accordingly, the Company recognized interest expense of $18,333 in December 2002 and $51,667 in January 2003. In April, 2003, the debt and related accrued interest was converted and 315,000 common shares were issued. (See subsequent events).

NOTE 9   COMMITMENTS AND CONTINGENCIES
--------------------------------------

         (A) OFFICE LEASE

         On June 1, 2002 (the "Effective Date"), the Company entered into a lease for new office space through February 28, 2003. The rent is $2,585 per month. On March 1, 2003 (the "Effective Date"), the Company renewed the lease agreement through August 31, 2003. The rent is 2,621 per month. Rent expense in 2003 was $7,791 and was $35,452 from September 9, 2001 (inception) through March 31, 2003.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)

         (B) EMPLOYMENT AGREEMENTS

         In 2002, Company entered into separate employment agreements with each of three officers for approximately three to four years, providing annual compensation aggregating $375,000 with 10% annual increases and severance provisions providing up to 200% of the salaries. In addition, the agreements grant stock options to purchase an aggregate 9,500,000 at a $1.75 exercise price per share and the promise of future stock options grants aggregating 9,500,000 and exercisable at $1.75 per share based upon a stipulated performance schedule. All options provide for cashless exercise. During the period the options were granted, there was zero trading volume on the Company's stock. The highest bid price was $1.25. In accordance with APB 25, since the exercise price of the options exceeded the highest bid price of the underlying common stock at the grant date, no compensation expense was recognized in 2002. The Company issued 200,000 common shares under a cashless exercise provision relating to 370,732 options exercisable at $1.75 per share In March 2003, all accrued compensation at December 31, 2002 related to the above employment agreements was forgiven by the employees (see Note
         5).

         In April 2003, three additional employment agreements were executed as a result of an acquisition (see Note 13).

         (C) PRIVATE PLACEMENT

         As of March 19, 2003, the Company is offering 2,500,000 common shares at $0.50 per share. The Company, since the opening of the offering has sold 44,000 shares in April 2003 (see Note 13).

NOTE 10   STOCKHOLDER'S DEFICIENCY
----------------------------------

         (A) ISSUANCES OF COMMON STOCK

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

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)

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

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)

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

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)

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

         During the first three months, the Company issued 275,000 shares for services rendered valued at $275,000 consulting expense based on the contemporaneous offering price of $1.00 per share.

         In addition, the Company issued 5,000 shares under the private placement at $1.00 per share for $5,000, cancelled 44,000 shares relating to a subscription receivable that was reflected at December 31, 2002, and issued 90,280 of the shares reflected as issuable at December 31, 2002. In addition, the Company issued 200,000 common shares under a cashless exercise provision relating to 370,732 options exercisable at $1.75 per share under office employment agreements.
         .
         In January 2003, the Company issued 140,000 shares as final settlement of a service agreement, 45,000 of which were reflected as issuable at December 31, 2002. The settlement expense was recognized at $95,000 based on the contemporaneous offering price of $1.00 per share.

         On January 15, 2003, the Company issued 350,000 shares pursuant to a twelve-month consulting agreement. The 350,000 shares were vested at the grant date resulting in a value of $350,000 based on the trading price on the grant date to be recognized over the twelve-month service period. During the three months ended March 31, 2003, $68,158 was recognized as consulting expense and $281,842 was deferred.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)

         In March 2003, the Company issued 120,000 shares for legal services to be rendered. The shares were vested at the grant date resulting in a value of $60,000 based on the contemporaneous offering price of $0.50 per share. The company received proceeds in the amount of $7,500 and recognized a legal expense of $52,500.

         In addition, the company issued 200,000 common shares under an exercise provision relating to 200,000 options exercisable at $0.01, from options allegedly granted to a consultant. The validity of these options was in dispute and thus the company treated the stock issuance as a settlement. The company received proceeds in the amount of $2,000 and recognized a settlement expense of $98,000 based on the contemporaneous offering price of $0.50 per share.

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

         In September 2001, the Board authorized the issuance of 200,000 Series A preferred shares to the Company's chairman for services. The Series A preferred stock does not have dividend rights.

NOTE 11 GOING CONCERN
---------------------

As reflected in the accompanying consolidated financial statements, the Company has net losses for the three months ended March 31, 2003 of $887,799, a deficit accumulated during the development stage of $11,319,861 at March 31, 2003, cash used in operations for the three months ended March 31, 2003 of $165,594, and is a development stage company with no significant revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                 --------------
                                   (Unaudited)

In April 2003, the Company closed on its first acquisition and has generated nominal revenues in the first quarter from a new product developed by the company. In addition, the Company is seeking funding and additional acquisitions.

NOTE 12 RELATED PARTIES
-----------------------

Sales for the three months ended March 31, 2003 were $10,304. Of the total sales, $4,640 was sales to a distributor, which was acquired in 2003. (See Note
13)

In the quarter ended March 31, 2003, the Company borrowed $35,719 from a principal stockholder.

NOTE 13 SUBSEQUENT EVENTS
-------------------------

In accordance with the Company's plan to acquire beverage companies, on April 9, 2003 (the "Agreement Date") the company, acquired a recently formed inactive company, Total Beverage Network, Inc., ("Total Beverage") which had an agreement to acquire the assets and liabilities of Universal Florida Beverage Distributors, Inc. ("Universal"), a South Florida beverage distributor. The acquisition of the Universal assets was to occur simultaneously with the acquisition of the common stock of Total Beverage and to be paid for with 550,000 restricted shares of the Company's common stock to the stockholders of Universal. The acquisition of Total Beverage was to be paid with 1,000,000 shares of the Company's common stock to the stockholders of Total Beverage. All of the Company's common stock is valued at the contemporaneous offering price of $0.50 per share or a total value of $275,000 for the Universal acquisition and $500,000 for the Total Beverage acquisition. The company will apply the purchase method of accounting for these business combinations under SFAS No. 141. The Company is currently analyzing its allocation of the $275,000 purchase price to the assets acquired, and liabilities assumed of Universal, and the accounting treatment of $500,000 value of the shares issued for Total Beverage pending completion of acquisition audits and valuation data. Total Beverage Network, Inc., d/b/a Beverage Network of S. Florida, will continue the operations of Universal Florida Beverage Distributors and has entered into employment agreements with key existing management (see below). The first employment agreement included the company issuing 125,000 shares of restricted common stock upon execution of an annual contract.

The operation of the acquired companies will be included in the Company's results of operations from the Acquisition Date.

Simultaneous with the foregoing acquisition, the company executed three-year employment agreements for two key management positions, CEO and President. The employment agreements granted 2,000,000 options each at an exercise price of $1.40 per share, vesting over the term of the agreement. Based on the contemporaneous offering price of $0.50 per share there was no compensation expense using the intrinsic value method of APB 25.

In May 2003, the company is anticipating the consummation of a second acquisition valued at $550,000. The terms of the sale require $150,000 cash and 800,000 shares of restricted common shares valued at the contemporaneous offering price of $0.50 per share. The shares were issued in April 2003 but are held in escrow, pending the close of the sale. The company anticipates that one key management position will be retained to continue operations.

In April 2003 the Company sold 44,000 common shares under a new $0.50 per share private placement.

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

We believe that we have established effective controls within our company to accurately disclose our financial position.

Revenues for the three months ended March 31, 2003:

With the introduction of our new Yohimbe Energy Drink, we were able to generate our first revenues of $10,304. Our gross profit was $5,692. We believe that we will be able to increase our margins in the future as we were offering special promotional programs in order to attract both distributors and retailers. Our operating expenses totaled $690,942 which resulted in a loss from operations of ($685,250) as compared to a loss of ($11,394,514) since our inception. . During the three months ended March 31, 2003, we incurred consulting fees of $424,941, most of which represents non-cash based compensation. Our net loss for the period was ($887,799) as compared to a net loss since inception of ($11,319,861).

Until such time as we can increase sales of Yohimbe, or generate other revenues through acquisitions of various distribution companies, it is unlikely that we will operate profitably.

Liquidity and Capital Resources

As of March 31, 2003, we had $2,948 in cash and total current assets of $66,475 and total assets of $76,840.

Our current liabilities total $344,997, which includes $96,294 of accrued compensation which is due management. Total Stockholders's Deficiency was ($268,157).

Unless we can significantly increase sales or raise additional capital, we will not have sufficient assets to satisfy our existing obligations. We believe our acquisition of Universal Florida Beverage and the pending closing of our acquisition of a second distributorship in Connecticut will permit us to meet these objectives.

Part  11 Other Information

Item 1.     Legal Proceedings

There have been no legal proceedings filed against us since the filing of our last quarterly report.

Item 2.   Change in Securities

During the quarter ended March 31, 2003 we issued the following securities:

Name                            Date                            No. of Shares

Jeffrey Klein                   March 25, 2003                  40,000
Irwin Newman                    March 25, 2003                  40,000
Kenneth Pollock                 March 25, 2003                  40,000
Innovative Capital              March 25, 2003                  10,000
Bruce Jordan                    March 25, 2003                   5,000
Richard Kagel                   January 24, 2003                50,000
Kashner Davidson Securities     January 24, 2003               350,000
Marc Leads                      March 25, 2003                   5,000
Vincent Mannapolli              March 25, 2003                   5,000
Mark McKeive                    January 24, 2003                22,500
Ron Schmidt                     January 24, 2003                10,000
Georgia Sitaris                 January 24, 2003                37,500
Sperkacz, Zorfan & Sarkacz      January 24, 2003                50,000
Tadros, David & Vervois         January 24, 2003                20,000
Tom Viscosi                     March 25, 2003                 200,000
Bruce Jordan                    March 25, 2003                 200,000
Edward Arioli                   March 7, 2003                  100,000
Steve Haglund                   March 7, 2003                  100,000
Kevin Patit                     March 25, 2003                   5,000
Ron Anderson, IRA               March 25, 2003                  10,000
Samuel Burkhalter               February 14, 2003                1,450
Dale Carlson                    February 12, 2003                4,600

Name                            Date                            No. Of Shares

Carol Deets                     February 14, 2003                  850
Dennis Duve IRA                 February 14, 2003                3,000
Carl Franklin                   February 12, 2003               16,400
Edwin Gann                      February 14, 2003                1,000
W. W. Gay                       January 27, 2003                10,000
Donald Hartwick                 January 27, 2003                 4,430
Willie Johnston                 February 12, 2003                1,300
Joel Key                        January 24, 2003                10,000
John Mundo                      March 6, 2003                   10,000
Derek Paulson                   February 12, 2003                  900
Jack Ridge                      February 12, 2003                3,000
Philip Smith                    January 29, 2003                10,000
John Wiley                      February 14, 2003                5,400
J. Preston Wscoberbarry         February 12, 2003                2,950
Edward York                     February 12, 2003                4,000

          All of the shares set forth above were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act or pursuant to Rule 506 of Regulation D.

Item 3.   Defaults Upon Senior Securities

We have not issued any senior securities and as such there have been no defaults.

Item 4.  Submission of Matters to a Vote of Security Holders

We have not submitted any matters to a vote of our security holders, whether through proxy or otherwise, during the quarter ended March 31, 2003.

Item 5.   Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-k

         (a) Exhibits.

         99.1 Certification by chief executive officer

(b)      Reports on Form 8-K

         On February 21, 2003 we filed a Form 8-k discussing the termination of a proposed agreement with Florida Brewery, Inc. and the launch of our new energy drink, "Yohimbe". Also on May 6, 2003 we filed a report on Form 8-K reporting on the acquisition of Total Beverage Network, Inc. for a total of one million shares of our common stock and the acquisition of certain assets and liabilities of Universal Florida Beverage Distributors, Inc. for a total of 550,000 shares of our common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT:

XSTREAM BEVERAGE GROUP, INC.


    /s/ Steve A. Haglund
---------------------------------
BY: Steve A. Haglund, Co-Chairman
May 14, 2003