Form 10QSB
period 2003-06-30
XSTREAM BEVERAGE GROUP INC
filed 2003-08-15
CIK 853833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________


                          XSTREAM BEVERAGE GROUP, INC.
                          ----------------------------
                (Name of Registrant as specified in its charter)


         NEVADA                        33-30158-A              62-13686351
         ------                        ----------              -----------
(State or other jurisdiction of     (Commission File          (IRS Employer
 incorporation or organization)           No.)              Identification No.)


    621 NW 53rd Street, Suite 145 Boca Raton, Florida 33487 (561)998-4199
   ----------------------------------------------------------------------
     (Address and telephone number of principal executive offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes (X)      No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: June 30, 2002


Class                                            Outstanding at June 30, 2003
-----                                            ----------------------------
Common Stock $.001 par value                            16,639,989

                          XSTREAM BEVERAGE GROUP, INC.

PART I:   FINANCIAL INFORMATION                                            PAGE

               Balance Sheet as of June 30, 2003 (Unaudited)
               and December 31, 2002                                         3

               Statement of Operations for the six and three
               months ended June 30, 2003 and 2002 (Unaudited)               4

               Statement of Cash Flows for the Six Months Ended June 30,
               2003 and 2002 (Unaudited)                                     5

               Notes to Consolidated Financial Statements
               as of June 30, 2003 (Unaudited)                              6-12

               Management Discussion and Analysis of Financial
               Condition and Results of Operations                         13-18

PART II: OTHER INFORMATION                                                 19-21

                      XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                        AS OF JUNE 30, 2003 and DECEMBER 31, 2002

                                                                            (Unaudited)
                                                                              June 30,    December 31,
                                                                                2003          2002
                                                                           -----------------------------
ASSETS
     Current Assets:
        Cash                                                               $         --    $     46,298
        Accounts Receivable, net                                                149,499              --
        Inventory                                                               215,752              --
        Other Current Assets                                                     53,608              --
                                                                           ------------    ------------
            Total Current Assets                                                418,859          46,298
                                                                           ------------    ------------
     Property and Equipment, Net                                                 46,893           5,516
     Customer Lists, net                                                        576,667              --
     Goodwill                                                                 1,146,585              --
     Other Assets                                                                 9,635          30,866
                                                                           ------------    ------------
TOTAL ASSETS                                                               $  2,198,639    $     82,680
                                                                           ============    ============
LIABILITIES & SHAREHOLDER'S DEFICIENCY
     Liabilities:
        Current Liabilities:
            Accounts Payable                                               $    571,530    $     63,064
            Accrued Expenses                                                    301,341         265,447
            Cash Overdraft                                                       15,904              --
            Loans                                                               224,592          18,333
            Loans payable, related party                                        138,885              --
            Other Current Liabilities                                            13,840              --
                                                                           ------------    ------------
               Total Current Liabilities                                      1,266,092         346,844


        Long Term Liabilities:
            Loans                                                                66,774              --
                                                                           ------------    ------------
               Total Long Term Liabilities                                       66,774              --
     Shareholder's Deficiency:
        Preferred Stock, $0.001 par value, 10,000,000 shares authorized,            200             200
            Series A, 200,000 shares issued and outstanding
        Common Stock, $0.001 par value, 50,000,000 shares authorized,            15,368           9,535
            15,366,840 and 9,534,910 shares issued and outstanding
        Common Stock Issuable (147,800 and 268,430 shares)                          148             268
        Paid in Capital                                                      16,008,396      12,712,850
        Accumulated Deficit                                                 (12,470,924)    (10,432,062)
                                                                           ------------    ------------
                                                                              3,553,188       2,290,791
            Less: Subscription promissory note                               (2,346,190)     (2,306,092)
            Less: Deferred consulting agreement                                (310,725)       (248,863)
            Less: Unearned compensation                                         (30,500)
                                                                           ------------    ------------
               Total Shareholder's Deficiency                                   865,773        (264,164)
                                                                           ------------    ------------
TOTAL LIABILITIES & SHAREHOLDER'S DEFICIENCY                               $  2,198,639    $     82,680
                                                                           ============    ============

      See accompanying notes to financial statements.

                  XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 and 2002
                                   (Unaudited)


                                                          Three Months Ended June 30,     Six Months Ended June 30,
                                                              2003          2002             2003           2002
                                                         ============================    ============================
Revenue                                                  $    553,067    $         --    $    605,490    $         --

Cost of Goods Sold                                            362,482              --         370,046              --
                                                         ----------------------------    ----------------------------
Gross Profit                                                  190,585              --         235,444              --
Expense
    Marketing & Selling                                        97,288              --         133,169              --
    Warehouse & Delivery                                      141,035              --         149,764              --
    Compensation                                              174,920          93,750         305,549         187,500
    Consulting & Professional Fees                            326,939         857,330         804,293       2,806,158
    Other General & Administrative                             67,759         926,743         103,156       1,776,078
                                                         ----------------------------    ----------------------------
        Total Operating Expense                               807,941       1,877,823       1,495,931       4,769,736
                                                         ----------------------------    ----------------------------
Loss From Operations                                         (617,356)     (1,877,823)     (1,260,487)     (4,769,736)
Other Income/(Expense)
    Settlement of employee options                           (418,750)             --        (418,750)             --
    Conversion loss on debentures                             (85,050)             --         (85,050)             --
    Settlement gain/ (loss)                                   262,500        (193,000)        262,500
    Other Income/(Expense)                                    (29,908)             --         (81,575)             --
                                                         ----------------------------    ----------------------------
        Total Other Income/(Expense)                         (533,708)        262,500        (778,375)        262,500
                                                                                         ------------    ------------
Net Loss                                                 $ (1,151,064)   $ (1,615,323)   $ (2,038,862)   $ (4,507,236)
                                                         ============================    ============================
Net Loss per share - Basic and diluted                   $      (0.08)   $      (0.23)   $      (0.17)   $      (0.78)
                                                         ============================    ============================

Weighted Average Shares Outstanding -Basic and diluted     13,747,144       6,881,053      11,878,143       5,800,596
                                                         ============================    ============================

         See accompanying notes to financial statements.

                  XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                    2003          2002
                                                                -----------    -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                $(2,038,862)   $(4,507,236)
        Adjustments to reconcile net cash used in operations:
            Depreciation                                              1,792             --
            Stock based expenses                                    526,075      4,488,778
            Gain on settlement                                           --       (262,500)
            Stock based settlements                                 720,000             --
            Loss on debt conversion                                  85,050
            Interest income on subscription receivable              (84,098)            --
            Amortization of deferred consulting                     219,980             --
            Amortization of debt discount to interest expense        51,667             --
            Amortization of customer lists                           23,333             --
            Amortization of unearned compensation                     7,000             --

        Changes in operating assets and liabilities:
            Accounts receivable                                     (32,049)            --
            Inventory asset                                         (68,637)            --
            Other current assets                                    (25,545)        (2,585)
            Accounts payable                                        149,309         45,344
            Accrued expenses                                         89,638        188,851
            Other current liabilities                                10,316          1,750
                                                                -----------    -----------
    Net cash used in operating activities                          (365,031)       (47,598)
    CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment                                        (6,572)            --
        Asset acquisitions, net of cash acquired                   (137,551)            --
        Loans to principal stockholder                                   --            (60)
                                                                -----------    -----------
    Net cash used in investing activities                          (144,123)           (60)

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Loan from principal broker                                   84,013             --
        Loan from others                                             88,558             --
        Loan repayment                                               (4,530)            --
        Settlement payment                                               --        (50,000)
        Proceeds from sale of common stock                          181,100        110,000
        Offering costs                                                   --        (14,000)
        Cash overdraft (repayment)                                   10,372           (453)
        Proceeds from related party loans                           103,343         93,856
        Repayments of related party loans                                --        (26,102)
                                                                ===========    ===========
    Net cash provided by financing activities                       462,856        113,301
                                                                ===========    ===========

Net cash increase (decrease)                                        (46,298)        65,643
                                                                ===========    ===========

Cash at beginning of period                                          46,298             --
                                                                ===========    ===========
Cash at end of period                                           $        --    $    65,643
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURE
    Interest paid                                               $        --    $        --
                                                                ===========    ===========


              See accompanying notes to financial statements.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


NOTE 1   BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
-----------------------------------------------------------------

The accompanying unaudited consolidated financial statements of XStream Beverage Group, Inc and its subsidiaries (XStream) have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

It is management's opinion, all material adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

XStream completed the first two acquisitions anticipated in its business strategy, one on April 9, 2003 and one on May 1, 2003. These acquisitions were accounted for under the purchase method. See Note 3 for details. As a result of these initial acquisitions, XStream has ended its development stage and is now an operating brand development and distribution company.

The accompanying consolidated financial statements include the accounts of XStream and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The Company recognizes revenue upon acceptance of delivery of its product by its customers at agreed prices. Based on market conditions, the Company or its suppliers may choose to promote certain brands by offering free product or case volume discounts. The cost of any supplier sponsored promotion is recoverable in whole or in part from the supplier. The Company follows the guidance of Emerging Issues Task Force (EITF) Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer". Accordingly, the Company does not recognize revenue on free promotional product or discounts. Further, the Company recognizes as a cost of sale, the cost of free promotional product net of any available chargebacks to the suppliers.

Acquired goodwill is considered to have an indefinite life pursuant to SFAS 142 and accordingly is not amortized but subject to periodic impairment tests. Acquired customer lists are considered to have a finite life pursuant to SFAS 142 to be amortized over the period the asset is expected to contribute to the future cash flows. XStream expects the period to be five years. The customer lists will also be subject to periodic impairment tests. Since the goodwill was recently acquired in the current quarter ended June 30, 2003 and the Company is in process of completing its allocation of intangibles, impairment testing will be performed at or before year-end.

For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in XStream's Form 10-KSB.

NOTE 2   NET LOSS PER COMMON SHARE
----------------------------------

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the three and six months and ended June 30, 2003 and 2002, the diluted loss per share is the same as basic loss per shares since the effect of all common stock equivalents was antidilutive due to the net loss. Pursuant to SFAS 128, for the three and six months ended June 30, 2003, 950,000 common shares issued were not included in the computation of loss per share since they were contingently returnable. At June

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


30, 2003, there were 300,000 common stock warrants outstanding, which may dilute future earnings per share.

NOTE 3   ACQUISITIONS
---------------------

Total Beverage Network, Inc. d/b/a Beverage Network of South Florida (BNSF)
---------------------------------------------------------------------------

On April 9, 2003 XStream, through Total Beverage Network, Inc., a newly acquired subsidiary, purchased all of the assets and selected liabilities of Universal Florida Beverage Distributors, Inc. (UFBD). The results of BNSF operations have been included in the consolidated financial statements since acquisition. BNSF is a beverage distributor in the South Florida market, servicing independent retailers.

The purchase price of UFBD was $275,000, based on 550,000 shares of XStream common stock valued at $0.50 per share. Simultaneously with the foregoing acquisition, XStream acquired 100% of the outstanding shares of Total Beverage Network, Inc. (BNSF) in a stock exchange transaction. The purchase price of BNSF was $500,000, based on 1,000,000 shares of XStream common stock valued at $0.50 per share. The value of the common shares was consistent with the offering price used in XStream's PPM, in circulation at the time.

In consideration for the transfer of the BNSF shares, XStream issued one million shares of its restricted common stock to the shareholders of BNSF. BNSF shareholders, subsequent to its acquisition by XStream, entered into 36-month employment agreements with XStream to become its CEO and President. BNSF will continue the operations of UFBD as a wholly owned subsidiary of XStream and has entered into employment agreements with existing key management. The General Manager's employment agreement included the issuance of 125,000 shares of XStream's restricted common stock upon signing the 24-month employment agreement. The value of these shares, $125,000 based on the common stock valued at $0.50, is considered part of the purchase price since the General Manager was the previous owner and the shares are fully vested and non-forfeitable. As part of employment agreements with two other former UFBD officers, an additional 75,000 shares of XStream restricted stock was issued and held in escrow pending completion of one year vesting requirements. These shares are recorded an unearned compensation at $0.50 per share and amortized over the one year vesting period.

The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed at the date of the simultaneous acquisitions of BNSF and UFBD. Subject to BNSF's performance and third-party valuations, the allocation of purchases price is subject to refinement.

                                                  April 9, 2003

               Purchase price of UFBD             $   337,500
               Purchase price of BNSF                 500,000
                                                  -----------
               Aggregate purchase price           $   837,500
                                                  ===========
               Current assets                     $    68,178
               Fixed assets                            13,145
               Customer list                          200,000
               Goodwill                               734,324
                                                  -----------
               Total assets acquired                1,015,647
               Current liabilities assumed            178,147
                                                  -----------
               Net assets acquired                $   837,500
                                                  ===========
Goodwill recognized is expected to be deducted over a 15 year period for tax purposes.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


Total Beverage Network of Connecticut (BNCT)
--------------------------------------------

On May 21 2003, XStream closed on its purchase of all the assets and selected liabilities of Finish Line Beverage Distributors, Inc. (FLBD) effective May 1, 2003. The acquisition was transacted through Total Beverage Network of Connecticut, Inc., a newly formed wholly owned subsidiary of XStream. The results of FLBD operations have been included in the consolidated financial statements since acquisition. FLBD is a beverage distributor in the New England market, servicing independent retailers.

The aggregate purchase price of FLBD was $702,593, based on $152,593 in cash and 800,000 shares of XStream common stock valued at $0.50 per share, due at closing plus an additional $150,000 due in two installments. The value of the common shares was consistent with the offering price used in XStream's PPM, in circulation at the time.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of FLBD. Subject to BNCT's performance and third-party valuations, the allocation of purchases price is subject to refinement.

                                                     May 1, 2003

                  Aggregate purchase price           $   702,593
                                                     ===========

                  Current assets                     $   212,729
                  Fixed assets                            23,453
                  Customer list                          400,000
                  Goodwill                               412,261
                                                     -----------
                  Total assets acquired                1,048,443
                                                     -----------

                  Current liabilities assumed            247,547
                  Long term debt                          71,303
                                                     -----------
                  Current liabilities assumed            345,850
                                                     -----------
                  Net assets acquired                $   702,593
                                                     ===========
Goodwill recognized is expected to be deducted over a 15 year period for tax purposes.

The table below summarizes the pro forma information of the results of operations for the three months and six months ended June 30 as though the business combinations had been completed as of the beginning of the period being reported on:

                      Three Months Ended June 30,    Six Months Ended June 30,
                          2003           2002           2003           2002
                      -----------    -----------    -----------    -----------
Sales                 $   813,076    $   701,696    $ 1,377,746    $ 1,021,242
Cost of Goods             709,419        672,182      1,252,260        959,336
                      -----------    -----------    -----------    -----------

Gross Profit              103,657         29,514        125,486         61,906
Operating Expenses      1,272,069      1,753,523        358,084      4,677,363
                      -----------    -----------    -----------    -----------

Net Ordinary Income    (1,168,412)    (1,724,039)    (2,112,354)    (4,615,458)
Other Expenses                715         (2,003)         1,163         (1,274)
                      -----------    -----------    -----------    -----------

Net Income            $(1,169,126)   $(1,722,036)   $(2,113,517)   $(4,614,184)
                      ===========    ===========    ===========    ===========

Net Loss per Share    $     (0.09)   $     (0.25)   $     (0.18)   $     (0.80)
                      ===========    ===========    ===========    ===========

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


NOTE 4   INVENTORY
------------------

Inventories are stated at the lower of "first-in, first-out" cost or market. The Company had $215,752 and $0 consisting primarily of resalable product as of June 30, 2003 and December 31, 2002 respectively.

NOTE 5   ACCRUED COMPENSATION
-----------------------------

On June 1, 2003, the board accepted the resignations of the two prior officers. In exchange for cancellation of outstanding options and forgiveness of $106,250 of accrued salaries to date, the resigning officers received restricted stock totaling 1,050,000 shares and a one-year consulting agreement for $40,000 each. Based on the contemporaneous sale price of $0.50 per share, the Company recorded a settlement loss of $418,750.

Effective April 9, 2003, concurrent with closing its first acquisition, XStream entered into three-year employment agreements for President and CEO calling for annual base compensation of $85,000. These employment agreements also granted 2,000,000 options each at an exercise price of $1.40 per share, vesting over the term of the agreement. Based on the contemporaneous offering price of $0.50 per share there was no compensation expense computed under the intrinsic value method of APB 25. On June 1, 2003, concurrent with the resignation of the previous officers, the options were cancelled under amended employment agreements with each officer.

Accrued compensation, reflecting new hires and amounts forgiven totaled $301,341 at June 30, 2003 and $265,447 at December 31, 2002.

NOTE 6   LOANS PAYABLE AND LOANS PAYABLE, RELATED PARTY
-------------------------------------------------------

XStream Beverage, Inc. ("XBI"), an affiliated company owned by the XStream's chairman, periodically loans money to XStream. XStream's loans from XBI are undocumented, non-interest bearing, and due on demand. XStream's principal broker also advances money to XStream. These are non-interest bearing demand notes with no specified term. Loans payable at December 31, 2002 were nominal, and at June 30, 2003 the balance due is as follows:

Loans Payable

                      Loans Payable - Principal Broker      139,527
                      Loans Payable - Others                 85,065
                                                          ---------
                                                          $ 224,592
                                                          =========
Loans Payable-related parties

                      Loans Payable - XBI                 $ 138,885
                                                          =========

NOTE 7   CONVERTIBLE DEBENTURE CONVERSION
-----------------------------------------

On December 20, 2002 (the "Commitment Date") XStream issued a $70,000, 12% unsecured convertible debenture to an individual (the "holder") in exchange for that individual's payment to a legal services vendor under a settlement agreement. XStream recognized interest expense of $18,333 in December 2002 and $51,667 in January 2003, relating to a beneficial conversion. In April 2003, the debt and related accrued interest of $2,450 was converted and 315,000 common shares were issued valued at $157,500

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)

based on recent cash sales of common stock at $0.50 per share. XStream accordingly recognized a loss on conversion of $85,050.

NOTE 8   COMMITMENTS AND CONTINGENCIES
--------------------------------------

         (A) FACILITY LEASES

         Effective March 1, 2003, XStream renewed its lease for corporate headquarters through August 31, 2003. The rent is $2,621 per month. Rent expense in 2003 was $16,658.

         Effective June 1, 2003, Beverage Network of South Florida entered into a 24-month lease for new distribution facilities. The rent is $5,150 per month. Rent expense in 2003, post acquisition, was $8,650.

         Beverage Network of Connecticut operates its facility on a month-to-month lease. Rent expense is $1,250 per month. Rent expense in 2003, post acquisition, was $2,500.

         (B) EMPLOYMENT AGREEMENTS

         See discussion in Note 5 Accrued compensation.

         (C) PRIVATE PLACEMENT

         As of March 19, 2003, XStream is offering 2,500,000 common shares at $0.50 per share; 319,650 shares have been sold since the opening of the offering through June 30, 2003. (See Note 12)

NOTE 9   STOCKHOLDER'S EQUITY
-----------------------------

         (A) ISSUANCES OF COMMON STOCK

         In January 2003, XStream issued 140,000 shares as final settlement of a service agreement, 45,000 of which were reflected as issuable at December 31, 2002. The settlement expense was recognized at $95,000 based on the contemporaneous offering price of $1.00 per share.

         On January 15, 2003, XStream issued 350,000 shares pursuant to a twelve-month consulting agreement. The 350,000 shares were vested at the grant date resulting in a value of $350,000 based on the trading price on the grant date to be recognized over the twelve-month service period. During the three months ended March 31, 2003, $68,158 was recognized as consulting expense and $281,842 was deferred.

         In March 2003, XStream issued 120,000 shares for legal services to be rendered. The shares were vested at the grant date resulting in a value of $60,000 based on the contemporaneous offering price of $0.50 per share. XStream received proceeds in the amount of $7,500 and recognized a legal expense of $52,500.

         In addition, XStream issued 200,000 common shares under an exercise provision relating to 200,000 options exercisable at $0.01, from options allegedly granted to a consultant. The validity of these options was in dispute and thus XStream treated the stock issuance as a settlement.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


         XStream received proceeds in the amount of $2,000 and recognized a settlement expense of $98,000 based on the contemporaneous offering price of $0.50 per share.

         On April 7, 2003, XStream issued 1,675,000 common shares for the acquisition of Universal Florida Beverage Distributors. The shares were valued at the contemporaneous offering price of $0.50 per share, which resulted in the acquisition price of $837,500.

         On April 25, 2003, XStream issued 800,000 common shares for the acquisition of Finish Line. The shares were valued at the contemporaneous offering price of $0.50 per share, which resulted in the acquisition price of $400,000.

         On June 5, 2003, XStream issued 180,000 common shares for legal services rendered. The issued shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $90,000 on the date of grant which was recognized immediately for past services rendered.

         In June 2003, XStream issued 65,000 common shares for consulting services. The issued shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $32,500 which was recognized immediately since the shares were immediately vested and the term of the agreement was not defined.

         In April 2003, XStream issued 315,000 common shares for a convertible debenture. The issued shares were valued at the contemporaneous private placement offering of $.50 per share resulting in a fair value of $157,500. (See Note 7)

         In April, May and June 2003, XStream sold 311,800 common shares under the $0.50 per share Private Placement Memorandum for proceeds of $155,900.

         In June 2003, XStream issued 75,000 common shares for services to be rendered to two former employees of Universal Florida Beverage Distributors. These shares are being held in escrow by the Xstream pending one year vesting requirements. The shares were valued at $0.50 per share and recoded as unearned compensation of $37,500 to be recognized over the one year vesting period. In the second quarter 7,850 of the common shares issuable at March 31, 2003 were issued and 20,000 new shares sold at $0.50 per share became issuable for total issuable shares of 147,800 at June 30, 2003.

         In June 2003, Xstream issued 1,050,000 common shares to two former officers (see Note 5).

NOTE 10  GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, XStream has net losses for the six months ended June 30, 2003 of $2,038,862, an accumulated deficit of $12,470,924 at June 30, 2003, and cash used in operations for the six months ended June 30, 2003 of $365,031. The ability of XStream to continue as a going concern is dependent on XStream's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if XStream is unable to continue as a going concern.

In April and May 2003, XStream closed on its first two acquisitions. Although operations are growing, the newly acquired distributors will need additional working capital to support their growth, introduce new brands, train and launch new sales territories. The new product "Yohimbe" has been in market trials since its introduction February 2003 and is scheduled for a more aggressive product launch in third quarter of 2003. The success of this launch will greatly depend on available marketing funds, POS

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


materials and distributor support. In addition, XStream is seeking continued acquisition funding to implement its business strategy.

NOTE 11  RELATED PARTIES
------------------------

During the quarter ended June 30, 2003, XBI, an affiliated company owned by XStream's Director, loaned XStream approximately $139,000. (See Note 6)

NOTE 12  SUBSEQUENT EVENTS
--------------------------

Effective July 10, 2003, XStream retired and replaced its existing Private Placement Memorandum (PPM) with a new PPM offering of up to 3,000,000 shares. The new PPM offers units consisting of one share of Common stock and one common stock purchase warrant (warrant) at $0.60 per unit. The warrants expire December 31, 2004 and are exercisable at $0.75 per share.

On August 6, 2003, XStream issued 100,000 irrevocable restricted common shares under a three-month consulting agreement. The shares are valued at the $0.50 common stock value allocated from units being offered contemporaneously and recognized over the Agreement term.

On July 9, 2003, XStream cancelled the contingency relating to 1,050,000 contingent shares to an investment banker (see Note 2). Accordingly, 950,000 common shares became issued for accounting purposes and the Company charged a $475,000 consulting expense to operations for past services rendered.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. These forward-looking statements may be impacted, either positively or negatively, by various factors our actual results may differ significantly from the results, expectations and plans discussed. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, and financial condition, anticipated acquisitions and anticipated growth.

Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties that are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's historical consolidated financial statements and notes thereto.

General

Our primary brand concentration has been the energy drink market. Management believes that this is one of the fastest growing segments of the beverage industry and offers a unique opportunity for us to introduce our own energy drink, "Yohimbe", and pursue our plans for expansion by acquiring local beverage distributorships which will be used to introduce Yohimbe in retail outlets and provide a steady source of revenue by distributing other beverage products as well.

The increase in gross and net sales during the first quarter of 2003 was primarily attributable to our acquisition of substantially all of the assets of two beverage distributors: Universal Beverage Distributors of Ft. Lauderdale, Florida and Finish Line Distributors of Bristol, CT. Additional increases in gross sales were realized from the sales of the Company's brand Yohimbe Energy Drink.

The Company acquired the assets and assumed certain liabilities of Universal Beverage Distributors of Florida through its wholly owned subsidiary, Total Beverage Network, Inc. The consideration for this transaction was 1,675,000 shares of common stock.

The Company acquired the assets and assumed certain liabilities of Finish Line Distributors through its wholly owned subsidiary Beverage Network of Connecticut, Inc. on May 21, 2003. The consideration for this transaction was $150,000 in cash and 800,000 shares of our common stock. An additional $150,000 may be paid pursuant to a cash stock performance agreement.

Gross profit for the three months ended June 30, 2003, as a percentage of net sales was 30.9%. There was no Gross Profit in the three months ended June 30, 2002. The increase in gross profit is due to the acquisition of two beverage distributors during the three months ended June 30, 2003 and sales of Yohimbe Energy Drink, which was introduced in March 2003.

The acquisition of additional beverage distributors and the development and acquisition of new products will require us to incur significant additional fees and costs. There can be no assurance that we will have sufficient funds to finance any further acquisitions.

Results of Operations for the three-months ended June 30, 2003

SALES. For the three-months ended June 30, 2003, sales were $553,067 net of discounts. There were no sales in the three months ended June 30, 2002. The increase in sales is due to the acquisition of two beverage distributors during the three months ended June 30, 2003 and sales of Yohimbe Energy Drink, which was introduced in March 2003.

GROSS PROFIT. Gross profit was $190,585 for the three-months ended June 30, 2003. There was no Gross Profit in the three months ended June 30, 2002. The increase in gross profit is due to the acquisition of two beverage distributors during the three months ended June 30, 2003 and sales of Yohimbe Energy Drink, which was introduced in March 2003.

TOTAL OPERATING EXPENSES Total operating expenses were $807,942 for the three months ended June 30, 2003, a decrease of $1,069,881 or 56.9% lower than total operating expenses of $1,877,823 for the three months ended June 30, 2002. Total operating expenses as a percentage of sales was 146.1% for the three-months ended June 30, 2003. There were no sales for the three months ended June 30, 2002. The net decrease in total operating expense was due to a reduction of $1,308,205 in corporate expenses associated with the development stage needs of the company and the addition of the operating expenses of the acquired subsidiaries of 255,382.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $569,618 for the three months ended June 30, 2003, an increase of $545,960 or 2407% higher than selling, general and administrative expenses of $23,658 for the three-months ended June 30, 2002. The increase in total selling, general and administrative expenses was due to the acquisition of two beverage distributors during the three months ended June 30, 2003 and sales of Yohimbe Energy Drink, which was introduced in March 2003. The amount includes $174,920 of compensation and $326,939 of consulting and professional fees and other general and administrative.

LOSS FROM OPERATIONS. Loss from operations was $617,357 for the three-months ended June 30, 2003, a decrease of $1,260,466 or 67.1% less than the loss from operations of $1,877,823 for the three months ended June 30, 2002. The decrease in the loss from operations was due to the Company's use of in-house management versus outside consultants who received stock based consideration.

NET LOSS. The Net loss was $1,151,064 for the three months ended June 30, 2003, a decrease of $464,259 or 29.6% lower than the net loss of ($1,615,323) for the three months ended June 30, 2002. The decrease in the net loss was due to a combination of the establishment of gross profit and the reduction in total operating expenses.

RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30TH 2003 COMPARED TO THE SIX-MONTHS ENDED JUNE 30TH 2002.

SALES. For the six-month ended June 30th 2003 gross sales were $605,490. During the six- month period ending June 30th 2002, the company had no sales revenues. The increase in sales for the period was due to the acquisition of two beverage distributors during the three months ended June 30, 2003 and sales of Yohimbe Energy Drink, which was introduced in March 2003.

GROSS PROFIT. For the six-month ended June 30th 2003 gross profit was $235,443. During the six-month period ending June 30th 2002, the company had no sales revenues. The increase in gross profits is attributable to the commencement of operations.

TOTAL OPERATING EXPENSES. For the six-month ended June 30th 2003, total operating expenses were $1,495,932, a decrease of $3,273,804 or 68.7% lower than total operating expenses of $4,769,736 for the six-months ended June 30, 2002. The net decrease in total operating expense was due to a reduction of $3,556,738 in corporate expenses associated with the development stage needs of the company and the addition of the operating expenses of the acquired subsidiaries of $282,933.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six-months ended June
30th 2003, Selling, General and Administrative expenses were $1,212,998, a decrease of $3,556,738 or 74.6% lower compared to the Selling, General and Administrative expenses of $4,769,736 for the six-month period ending June 30th 2002. The decrease in Selling, General and Administrative Expenses was due to the Company's use of in-house management versus outside consultants who received stock based consideration.

LOSS FROM OPERATIONS. Loss from Operations for the six months ended June 30th 2003, was $1,260,488 a decrease of $3,509,248 or 73.6% lower than the loss from operations for six month ended June 30th 2002, of $4,769,736. The decrease in the loss from operations was due to the Company's use of in-house management versus outside consultants.

NET LOSS. The Net loss was $2,038,862 for the six-months ended June 30, 2003, a decrease of $2,468,374 or 55.1% lower than the net loss of $4,507,236 for the six-months ended June 30, 2002. The decrease in the net loss was due to a combination of the establishment of gross profit and the reduction in total operating expenses.

ACQUISITION OF TWO DISTRIBUTION SUBSIDIARIES. The company acquired two beverage distribution businesses during the three months ended June 30, 2003:

ON APRIL 9, 2003, we entered into simultaneous transactions that resulted in our acquisition of:

o All of the material assets and liabilities of Universal Florida Beverage Distributors, Inc. (UFBD) located in Fort Lauderdale, Florida, in exchange for the issuance of 675,000 shares of our common stock which we valued for accounting purposes at $337,500 and;

o 100% of the issued and outstanding shares of common stock of Total Beverage Network, Inc. for 1,000,000 common shares valued at $500,000.

The basis for calculating the purchase price of a beverage distributor is based upon a multiple of the annual gross profit for the year prior to the acquisition. The multiplier is normally between one and three, depending upon the qualitative aspects of the business (e.g. brands represented, market coverage and alternative acquisition opportunities). In the case of UFBD the multiple was 1.5, the Gross Profit for UFBD for the 2002 trading year was $188,760.

The acquired, revalued assets of UFBD and BNSF as of April 9, 2003 were $837,500 with good will of $734,324 and a customer list of $200,000 net of assumed liabilities of $178,147. The customer list will be amortized over 60 months.

The results of Total beverage Network are included for the first time in the company's results in the three-month ended June 30. 2003.

As a result of our acquisition of Universal, we do direct distribution of non-alcoholic beverages to small retailers in South East Florida. Some of the brands and products that we carry are: Yohimbe Energy Drink, Sobe, Snapple, Spa Water and Tradewinds ready to drink teas. BNSF is expanding its coverage of its current market area and we have plans to hire new sales personnel and delivery vehicles to achieve this expansion. We also need to finance the additional inventory and accounts receivable to accomplish this expansion. There can be no assurance that we will be able to secure sufficient financing to finance future growth or if identified, will be available on commercially reasonable terms.

ON MAY 1, 2003, we acquired all of the material assets and liabilities of Finish Line Distributors, LLC for 800,000 shares of restricted stock and $152,593 in cash. An additional post acquisition performance payment of $150,000 will be made in two equal amounts of cash and/or cash and stock. We valued the acquisition at $702,593 including goodwill of $412,261 and customer list of $400,00, current and fixed assets of $236,182 net of assumed liabilities of $345,850. The customer list will be amortized over 60 months.

Beverage Network of Connecticut, Inc. (BNCT) was established as a wholly owned subsidiary of XStream Beverage Group, Inc. to operate the former beverage distribution business of Finish Line Distributors, LLC. The results of BNCT are included for the first time in our results of operation for the three-month ended June 30. 2003.

BNCT does direct distribution of non-alcoholic beverages to small retailers in the State of Connecticut. Some of the brands and products that BNCT carries are Yohimbe Energy Drink, Welch's juices and drinks, Hansen's, Tropical Rhythms, Fuse, and Spa Water. Subject to financing and obtaining sufficient working capital, we hope to expand BNCT's operations into southern Connecticut and we have plans to hire new sales personnel and delivery vehicles to achieve this expansion. We will also need to finance the additional inventory and accounts receivable to accomplish the expansion and this will require us to raise the additional capital to make this business growth happen

The basis for calculating the purchase price of BNCT was similar to the case for UBDF. In the case of BNCT, the multiple was 1.36; the Gross Profit for BNCT for the 2002 trading year was $514,363.96.

We believe that Universal and Finish Line represent the beginning of a series of planned acquisitions of North American beverage distribution companies that will serve as a distribution network for company owned beverage brands, such as Yohimbe, and third party beverage brands. Our ability to develop and launch brands and products and to acquire additional distribution companies will depend directly upon our ability to raise the necessary capital.

Liquidity and Cash Resources

As of June 30, 2003 the Company had working capital deficiency of ($847,381), as compared to working capital deficiency of ($301,406) on June 30, 2002. The decrease in working capital is primarily attributable to increases in accounts payables, accrued expenses and loans that were partially offset by increases in accounts receivables and inventory. These changes were associated with the acquisition of two beverage distributors during the three months ended June 30, 2003 and the launch of Yohimbe Energy Drink in March 2003.

Net cash used in operating activities was ($895,796) for the six-months ended June 30,2003 as compared to net cash used in operating activities of ($47,598) in the comparable period in 2002. For the six-months ended June 30, 2003, net cash used in operating activities was attributable to net loss plus increases in accounts payables, accrued expenses and loans and add back stock based expenses of $129,560 and settlement and debt conversion losses of $503,808. For the six-months ended June 30, 2003 cash provided by operating activities was attributable to increases in accounts receivables, inventory and current notes receivables. These changes were associated with the acquisition of two beverage distributors during the three months ended June 30, 2003 and the launch of Yohimbe Energy Drink in March 2003

Net cash used in investing activities increased to $1,768,523 for the six-months ended June 30, 2003 as compared to net cash used in investing activities of $60 for the comparable period in 2001. The increase in cash used in investing activities was primarily attributable to the acquisition of two beverage distributors during the three months ended June 30, 2003.

Cash flow from financing activities increased to $2,602,117 for the six-months ended June 30, 203 as compared to cash flow from financing activities of $113,301 for the comparable period in 2002. The increase in cash flow used in financing activities as compared to the prior year was due to proceeds from the sale of common stock used primarily to acquire two beverage distributors, fund operations, retire outstanding options granted in prior quarters, and settlements.

Management believe that cash available from operations, including cash resources will not be sufficient for its working capital needs, including purchase commitments for raw and finished inventory, debt service, expansion and development needs, as well as purchase of capital assets or equipment over the current year. Unless we are able to significantly increase our revenues or identify new financing opportunities, it is unlikely that we will be able to implement our planned expansion or sustain current operations.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002 as file with the United States Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

We account for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14I) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date Set Forth Above.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings filed against us since the filing of our last quarterly report.

Item 2.  Change in Securities

During the quarter ended June 30, 2003 we issued the following securities:

Name on Certificate                             Issued            Quantity
-------------------                             ------            --------
Universal Florida Beverage Dist, Inc.           04/07/03           550,000
Pearring, Jerry                                 04/07/03           500,000
Willson, Barry                                  04/07/03           500,000
Finish-Line Distributors, LLC                   04/25/03           800,000
Newman, Irwin                                   06/05/03            60,000
Klein, Jeffery                                  06/05/03            60,000
Pollack, Kenneth                                06/05/03            60,000
Capital Market Partners                         06/27/03            65,000
Haglund, Steve                                  06/05/03           650,000
Montana Capital International                   06/16/03           100,000
EDA Family Partnership                          06/16/03           150,000
Arioli                                          06/16/03           150,000
Sitaras, Georgia                                04/11/03           206,000
Pressinger, Whitfield Price                     04/11/03            16,000
Stoumbos, Zachary E                             04/11/03            62,000
Stoumbos, Elias L                               04/11/03            31,000
Levy, Spence                                    04/14/03           125,000
Cejka, John                                     06/05/03            50,000
Allen, Dean                                     06/05/03            25,000
Bruce, Rob                                      06/05/03             1,200
MacViccar                                       06/13/03             2,850
Nicolini, Phillip                               06/13/03             2,600
Franklin, Carl (Delaware Charter)               04/30/03             1,200
Salameh, Fadi                                   05/22/03           170,000
Ortiz, Ivan                                     06/05/03            12,800
Piskopos, Lazaros                               06/05/03             5,000
Parry, John F V                                 06/13/03            25,000
Parry, Michael                                  06/13/03            25,000
Newton, David                                   06/13/03            20,000
Sharpee, Richard IRA                            04/11/03            24,000
Gately, Stephen IRA                             04/11/03            20,000
Munda, John                                     04/30/03            10,000

TOTAL SHARES:                                                    4,479,650

All of the shares set forth above were issued pursuant to an exemption from registration under Section 4 (2) of the Securities Act or pursuant to Rule 506 of Regulation D.

Item 3.  Defaults Upon Senior Securities

We have not issued any senior securities and as such there have been no defaults.

Item 4.  Submission of Matters to a Vote of Security Holders

We have not submitted any matters to a vote of our security holders, whether through proxy or otherwise, during the quarter ended June 30, 2003.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-k

         (a) Exhibits.

         31.1 Certification by Chief Executive Officer
         32.1 Certification by Chief Executive Officer

(b)      Reports on Form 8-K

         During the quarter ended June 30, 2003 we filed two Form 8-k reports. The first, filed on May 6, 2003, reflected our acquisition of all of the issued and outstanding shares of common stock of Total Beverage Network, Inc., and the acquisition of substantially all of the assets of Universal Florida Beverage Distributors, Inc.

         On June 16, 2003 we filed a report on Form 8-k reflecting our acquisition of substantially all of the assets of Finish Line Distributors, Inc. as well as the resignation and appointment of two members to our Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

XSTREAM BEVERAGE GROUP, INC.


/s/ Barry Willson
-----------------
By: Barry Willson

August 14, 2003