Form 10QSB
period 2003-09-30
XSTREAM BEVERAGE GROUP INC
filed 2003-11-14
CIK 853833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

    621 NW 53rd Street, Suite 145 Boca Raton, Florida 33487 (561)982-7997
   ----------------------------------------------------------------------
     (Address and telephone number of principal executive offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes (X)      No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: September 30, 2003

Class                                         Outstanding at September 30, 2003
-----                                            ----------------------------
Common Stock $.001 par value                            16,957,840

                          XSTREAM BEVERAGE GROUP, INC.

PART I:   FINANCIAL INFORMATION                                            PAGE

               Balance Sheet as of September 30, 2003 (Unaudited)
               and December 31, 2002                                        3

               Statement of Operations for the three and nine
               months ended September 30, 2003 and 2002 (Unaudited)         4

               Statement of Cash Flows for the Nine Months Ended September
                     30, 2003 and 2002 (Unaudited)                          5

               Notes to Consolidated Financial Statements
               as of September 30, 2003 (Unaudited)                         6-15

               Management Discussion and Analysis of Financial
               Condition and Results of Operations                         15-21

PART II: OTHER INFORMATION                                                 21-24

                  XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 and DECEMBER 31, 2002

                                                                           (Unaudited)
                                                                           September 30,   December 31,
                                                                               2003           2002
                                                                          ----------------------------
ASSETS
     Current Assets:
        Cash                                                               $     12,803    $     46,298
        Accounts Receivable, net                                                112,130              --
        Inventory                                                               182,129              --
        Other Current Assets                                                     44,648              --
                                                                           ------------    ------------
            Total Current Assets                                                351,710          46,298
                                                                           ------------    ------------
     Property and Equipment, Net                                                 59,892           5,516
     Customer Lists, net                                                        563,682              --
     Goodwill                                                                   812,951              --
     Other Assets                                                                 9,635          30,866
                                                                           ------------    ------------
TOTAL ASSETS                                                               $  1,797,870    $     82,680
                                                                           ============    ============
LIABILITIES & SHAREHOLDER'S DEFICIENCY
     Liabilities:
        Current Liabilities:
            Accounts Payable                                               $    673,378    $     63,064
            Accrued Expenses                                                    413,428         265,447
            Cash Overdraft                                                           --              --
            Loans                                                               378,327          18,333
            Loans payable, related party                                        140,386              --
            Other Current Liabilities                                            39,228              --
                                                                           ------------    ------------
               Total Current Liabilities                                      1,644,748         346,844

        Long Term Liabilities:
            Loans                                                                61,502              --
                                                                           ------------    ------------
               Total Long Term Liabilities                                       61,502              --
     Shareholder's Deficiency:
        Preferred Stock, $0.001 par value, 10,000,000 shares authorized,            200             200
            Series A, 200,000 shares issued and outstanding
        Common Stock, $0.001 par value, 50,000,000 shares authorized,            16,958           9,535
            16,957,840 and 9,534,910 shares issued and outstanding
        Common Stock Issuable (120,000 and 268,430 shares)                          120             268
        Paid in Capital                                                      16,756,419      12,712,850
        Accumulated Deficit                                                 (14,120,467)    (10,432,062)
                                                                           ------------    ------------
                                                                              2,653,230       2,290,791
            Less: Subscription promissory note                               (2,386,280)     (2,306,092)
            Less: Deferred consulting agreement                                (160,488)       (248,863)
            Less: Unearned compensation                                         (14,842)
                                                                           ------------    ------------
               Total Shareholder's Deficiency                                    91,620        (264,164)
                                                                           ------------    ------------
TOTAL LIABILITIES & SHAREHOLDER'S DEFICIENCY                               $  1,797,870    $     82,680
                                                                           ============    ============

                 See accompanying notes to financial statements.

                  XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
                                   (Unaudited)

                                                       Three Months Ended September 30, Nine Months Ended September 30,
                                                              2003          2002             2003           2002
                                                         ----------------------------    ----------------------------

Revenue                                                  $    860,339    $         --    $  1,465,940    $         --

Cost of Goods Sold                                            590,626              --         960,784              --
                                                         ----------------------------    ----------------------------
Gross Profit                                                  269,713              --         505,156              --
Expense
    Marketing & Selling                                        22,773              --         117,987              --
    Warehouse & Delivery                                       79,824              --         127,271              --
    Compensation                                              419,762          93,750         846,136         281,250
    Consulting & Professional Fees                            880,252         919,373       1,684,546       5,479,917
    Other General & Administrative                            129,680          93,670         252,283         115,006
    Goodwill Impairment                                       334,324              --         334,324              --
                                                         ----------------------------    ----------------------------
        Total Operating Expense                             1,866,615       1,106,793       3,362,547       5,876,173
                                                         ----------------------------    ----------------------------
Loss From Operations                                       (1,596,902)     (1,106,793)     (2,857,391)     (5,876,173)
Other Income/(Expense)
    Settlement of employee options                                 --              --        (418,750)             --
    Conversion loss on debentures                                  --              --         (85,050)             --
    Settlement gain/ (loss)                                        --              --        (193,000)        262,500
    Other Income/(Expense)                                    (52,640)         (2,127)       (134,214)         (2,483)
                                                         ----------------------------    ----------------------------
        Total Other Income/(Expense)                          (52,640)         (2,127)       (831,014)        260,017
                                                         ----------------------------    ----------------------------
Net Loss                                                 $ (1,649,542)   $ (1,108,920)   $ (3,688,405)   $ (5,616,156)
                                                         ============================    ============================

Net Loss per share - Basic and diluted                   $      (0.10)   $      (0.15)   $      (0.27)   $      (0.88)
                                                         ============================    ============================

Weighted Average Shares Outstanding -Basic and diluted     16,641,208       7,474,672      13,522,973       6,366,828
                                                         ============================    ============================

                 See accompanying notes to financial statements.

                  XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                    2003          2002
                                                                -----------    -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                $(3,688,405)   $(5,616,156)
        Adjustments to reconcile net cash used in operations:
            Depreciation                                              4,462            117
            Provision for doubtful accounts                          17,233             --
            Goodwill impairment                                     334,324             --
            Stock based expenses                                    777,158      5,282,800
            Other stock based expenses                               17,494             --
            Contributed services                                    252,621             --
            Gain on settlement                                           --       (262,500)
            Stock based settlements                               1,195,000             --
            Loss on debt conversion                                  85,050
            Interest income on subscription receivable             (124,188)            --
            Amortization of deferred consulting                     385,875             --
            Amortization of customer lists                           53,818             --
            Amortization of unearned compensation                     7,000             --

        Changes in operating assets and liabilities:
            Accounts receivable                                     (12,588)            --
            Inventory asset                                         (35,014)            --
            Other current assets                                    (16,585)        (6,559)
            Accounts payable                                        248,708         66,901
            Accrued expenses                                        150,431        236,762
            Other current liabilities                                28,030             --
                                                                -----------    -----------
    Net cash used in operating activities                          (319,575)      (298,635)
    CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment                                       (22,240)        (3,536)
        Acquisitions, net of cash acquired                         (240,093)            --
        Loans to principal stockholder                                   --           (613)
                                                                -----------    -----------
    Net cash used in investing activities                          (262,333)        (4,149)

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Loan from others                                            415,991             --
        Loan repayment                                               (9,801)            --
        Settlement payment                                               --        (50,000)
        Proceeds from sale of common stock                          142,223        433,240
        Repayments of related party loans                                --        (24,031)
        Cash overdraft (repayment)                                       --           (453)
                                                                -----------    -----------
    Net cash provided by financing activities                       548,413        358,756
                                                                -----------    -----------

Net cash increase (decrease)                                        (33,495)        55,972

Cash at beginning of period                                          46,298             --
                                                                -----------    -----------
Cash at end of period                                           $    12,803    $    55,972
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURE
    Interest paid                                               $        --    $        --
                                                                ===========    ===========

              See accompanying notes to financial statements.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  -------------
                                   (Unaudited)

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

Acquired goodwill is considered to have an indefinite life pursuant to SFAS 142 and accordingly is not amortized but subject to periodic impairment tests. Acquired customer lists are considered to have a finite life pursuant to SFAS 142 to be amortized over the period the asset is expected to contribute to the future cash flows. XStream expects the period to be five years. The customer lists will also be subject to periodic impairment tests. Since the goodwill was recently acquired in the quarter ended June 30, 2003 and the Company is in process of completing its allocation of intangibles, impairment testing will be performed at or before year-end. (See Note 5)

For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in XStream's Form 10-KSB.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2003
                                  -------------
                                   (Unaudited)

NOTE 2   NET LOSS PER COMMON SHARE
----------------------------------

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the three and nine months and ended September 30, 2003 and 2002, the diluted loss per share is the same as basic loss per shares since the effect of all common stock equivalents was antidilutive due to the net loss. At September 30, 2003, there were 300,000 common stock warrants outstanding, which may dilute future earnings per share.

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

In consideration for the transfer of the BNSF shares, XStream issued one million shares of its restricted common stock to the shareholders of BNSF. BNSF shareholders, subsequent to its acquisition by XStream, entered into 36-month employment agreements with XStream to become its CEO and President. BNSF will continue the operations of UFBD as a wholly owned subsidiary of XStream and has entered into employment agreements with existing key management. The General Manager's employment agreement included the issuance of 125,000 shares of XStream's restricted common stock upon signing the 24-month employment agreement. The value of these shares, $62,500 based on the common stock valued at $0.50, is considered part of the purchase price since the General Manager was the previous owner and the shares are fully vested and non-forfeitable. As part of employment agreements with two other former UFBD officers, an additional 75,000 shares of XStream restricted stock was issued and held in escrow pending completion of one year vesting requirements. These shares are recorded an unearned compensation at $0.50 per share and amortized over the one year vesting period.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  -------------
                                   (Unaudited)

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

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  -------------
                                   (Unaudited)

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

The table below summarizes the unaudited pro forma information of the results of operations for the three months and nine months ended September 30 as though the business combinations had been completed as of the beginning of the period being reported on:

                             Three Months                   Nine Months
                          Ended September 30,           Ended September 30,
                          2003           2002           2003           2002
                      -----------    -----------    -----------    -----------
Sales                 $   860,338    $   780,284    $ 2,327,422    $ 2,052,924
Cost of Goods             590,626        459,050      1,609,145      1,477,838
                      -----------    -----------    -----------    -----------

Gross Profit              269,712        321,234        718,277        575,086
Operating Expenses      1,532,291      1,334,790      4,138,383      6,227,222
                      -----------    -----------    -----------    -----------

Net Ordinary Income    (1,596,903)    (1,013,556)    (3,420,106)    (5,652,136)
Other Expenses            (52,640)        (5,753)       (66,939)        (6,798)
                      -----------    -----------    -----------    -----------

Net Income            $(1,649,543)   $(1,019,309)   $(3,487,045)   $(5,658,934)
                      ===========    ===========    ===========    ===========

Net Loss per Share    $     (0.10)   $     (0.14)   $     (0.26)   $     (0.89)
                      ===========    ===========    ===========    ===========

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  -------------
                                   (Unaudited)

NOTE 4   INVENTORY
------------------

Inventories are stated at the lower of "first-in, first-out" cost or market. The Company had $184,329 and $0 consisting primarily of resalable product as of September 30, 2003 and December 31, 2002 respectively.

NOTE 5   GOODWILL
-----------------

In October 2003, the management of Total Beverage Network, Inc. d/b/a Beverage Network of South Florida (BNSF)terminated their employment. Since this operation was in part a proving ground for new product introduction, senior executives of the parent, XStream Beverage Group (XSBG) have assumed the responsibilities of the prior staff to reduce costs and provide for more direct contact with its customers and operations. Since BNSF has operated at a loss since its acquisition, management has decided to record an estimated $334,324 write down of the acquired goodwill of BNSF in the quarter ended September 30, 2004, which management believes more properly reflects BNSF's current goodwill valuation. Management is currently engaging a valuation consultant to perform a valuation test before year-end as required by SFAS 142 (see Notes 1 and 3).

NOTE 6   ACCRUED COMPENSATION
-----------------------------

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

Effective April 9, 2003, concurrent with closing its first acquisition, XStream entered into three-year employment agreements for President and CEO calling for annual base compensation of $85,000 each. These employment agreements also granted 2,000,000 options each at an exercise price of $1.40 per share, vesting over the term of the agreement. Based on the contemporaneous offering price of $0.50 per share there was no compensation expense computed under the intrinsic value method of APB 25. On June 1, 2003, concurrent with the resignation of the previous officers, the options were cancelled under amended employment agreements with each officer.

Accrued compensation, reflecting new hires and amounts forgiven totaled
$331,081 at September 30, 2003 and $265,447 at December 31, 2002 and is included in accrued expenses.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  -------------
                                   (Unaudited)

NOTE 7   LOANS PAYABLE AND LOANS PAYABLE, RELATED PARTY
-------------------------------------------------------

XStream Beverage, Inc. ("XBI"), a principal stockholder of the company owned by the XStream's chairman, periodically loans money to XStream. XStream's loans from XBI are undocumented, non-interest bearing, and due on demand. XStream's principal broker also advances money to XStream. These are non-interest bearing demand notes with no specified term. Loans payable at December 31, 2002 were nominal, and at September 30, 2003 the balance due is as follows:

Loans Payable

                      Loans Payable - Principal Broker    $ 266,527
                      Loans Payable - Others                111,800
                                                          ---------
                                                          $ 378,327
                                                          =========
Loans Payable-related parties

                      Loans Payable - XBI                 $ 140,386
                                                          =========

NOTE 8   CONVERTIBLE DEBENTURE CONVERSION
-----------------------------------------

On December 20, 2002 (the "Commitment Date") XStream issued a $70,000, 12% unsecured convertible debenture to an individual (the "holder") in exchange for that individual's payment to a legal services vendor under a settlement agreement. XStream recognized interest expense of $18,333 in December 2002 and $51,667 in January 2003, relating to a beneficial conversion. In April 2003, the debt and related accrued interest of $2,450 was converted and 315,000 common shares were issued valued at $157,500 based on recent cash sales of common stock at $0.50 per share. XStream accordingly recognized a loss on conversion of $85,050. (See Note 7)

NOTE 9   COMMITMENTS AND CONTINGENCIES
--------------------------------------

         (A) FACILITY LEASES

         Effective September 1, 2003, XStream renewed its lease for corporate headquarters on a "month to month" basis pending relocation and consolidation with its South Florida distributor in order to reduce costs and improve operational efficiencies. The rent is $2,621 per month. Rent expense in 2003 was $32,813.

         Effective June 1, 2003, Beverage Network of South Florida entered into a 24-month lease for new distribution facilities. The rent is $5,150 per month. Subsequent to September 30, 2003, management has entered into negotiations with the landlord to cancel the lease commitment. Rent expense in 2003, post acquisition, was $24,100.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  -------------
                                   (Unaudited)

         Beverage Network of Connecticut operates its current facility on a month-to-month lease. On October 15, 2003, management entered into a lease for an improved facility sufficient to handle its future growth. Operations will commence in the new facility on November 1, 2003. Rent expense is $1,250 per month in the current facility and $5,200 per month in the new facility. Rent expense in 2003, post acquisition, was $7,500.

         (B) EMPLOYMENT AGREEMENTS

         See discussion in Note 6 Accrued compensation.

         (C) PRIVATE PLACEMENT

         Effective July 10, 2003, XStream retired and replaced its existing Private Placement Memorandum (PPM) with a new PPM offering of up to 3,000,000 shares. The new PPM offers units consisting of one share of Common stock and one common stock purchase warrant (warrant) at $0.60 per unit. The warrants expire December 31, 2004 and are exercisable at $0.75 per share.

NOTE 10   STOCKHOLDER'S EQUITY
-----------------------------

         (A) ISSUANCES OF COMMON STOCK

         In January 2003, XStream issued 140,000 shares as final settlement of a service agreement, 45,000 of which were reflected as issuable at December 31, 2002. The settlement expense was recognized in January 2003 at $95,000 based on the contemporaneous offering price of $1.00 per share.

         On January 15, 2003, XStream issued 350,000 shares pursuant to a twelve-month consulting agreement. The 350,000 shares were vested at the grant date resulting in a value of $350,000 based on the trading price on the grant date to be recognized over the twelve-month service period. During the nine months ended September 30, 2003, $236,310 was recognized as consulting expense and $113,590 was deferred at September 30, 2203.

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

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  -------------
                                   (Unaudited)

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

         On June 5, 2003, XStream issued 180,000 common shares for legal services rendered. The issued shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $90,000 on the date of grant that was recognized immediately for past services rendered.

         In June 2003, XStream issued 65,000 common shares for consulting services. The issued shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $32,500 that was recognized immediately since the shares were immediately vested and the term of the agreement was not defined.

         In April 2003, XStream issued 315,000 common shares for a convertible debenture and accrued interest of $70,000 and $2,450, respectively. The issued shares were valued at the contemporaneous private placement offering of $.50 per share resulting in a fair value of $157,500. The Company recognized a settlement loss of $85,050. (See Note 7)

         In April, May and June 2003, XStream sold 311,800 common shares under the $0.50 per share Private Placement Memorandum for proceeds of $155,900.

         In June 2003, XStream issued 75,000 common shares for services to be rendered to two former employees of Universal Florida Beverage Distributors. These shares are being held in escrow by the XStream pending one year vesting requirements. The shares were valued at $0.50 per share and recorded as unearned compensation of $37,500 to be recognized over the one year vesting period. In the second quarter 7,850 of the common shares issuable at March 31, 2003 were issued and 20,000 new shares sold at $0.50 per share became issuable for total issuable shares of 148,000 at June 30, 2003. In the third quarter, 28,000 issuable shares were issued resulting in 120,000 issuable shares at September 30,2003.

         In June 2003, XStream issued 1,050,000 common shares to two former officers (see Note 6).

         In July 2003, XStream issued 100,000 common shares for consulting and investor relation services. The issued shares were valued at the

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  -------------
                                   (Unaudited)

         contemporaneous private placement offering of $0.50 per share resulting in a fair value of $50,000 that was recognized immediately since the shares were fully vested at the start of the agreement.

         1,050,000 contingent shares to an investment banker. Accordingly, 950,000 common shares became issued for accounting purposes and the Company charged a $475,000 consulting expense to operations for past services rendered.

         In July 2003, XStream issued 203,000 common shares to all of its employees as a bonus for services performed to date. The issued shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $101,500 which was recognized immediately since the shares were fully vested at issuance.

         In July 2003, XStream issued 15,000 common shares to two prior consultants as compensation for past services performed. The issued shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $7,500 which was recognized immediately since the shares were fully vested at issuance.

         In August 2003, XStream issued 200,000 common shares to two prior employees as compensation for past services performed. The issued shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $100,000 which was recognized immediately since the shares were fully vested at issuance.

         During the quarter ending September 30, 2003 the Company issued 20,000 common shares under prior PPM's for $10,000.

         In August, 2003 the Company issued 11,000 shares along with a $12,000 one year note to acquire the customer lists and a truck of American Natural Water Distributors.

NOTE 11  GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, XStream has net losses for the nine months ended September 30, 2003 of $3,688,405, an accumulated deficit of $14,120,467 at September 30, 2003, and cash used in operations for the nine months ended September 30, 2003 of $319,575. The ability of XStream to continue as a going concern is dependent on XStream's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if XStream is unable to continue as a going concern.

In April and May 2003, XStream closed on its first two acquisitions. Although operations are growing, the newly acquired distributors will need additional working capital to support their growth, introduce new brands, train and launch new sales territories. The new product "Yohimbe" has been in market trials since its introduction February 2003 and is scheduled for a more aggressive product

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  -------------
                                   (Unaudited)

launch in third quarter of 2003. The success of this launch will greatly depend on available marketing funds, POS materials and distributor support. In addition, XStream is seeking continued acquisition funding to implement its business strategy.

NOTE 12  RELATED PARTIES
------------------------

During the quarter ended September 30, 2003, XBI, an affiliated company owned by XStream's Director, loaned XStream approximately $140,386. (See Note 7)

NOTE 13  SUBSEQUENT EVENTS
--------------------------

In November of 2003, the Company entered into a non interest bearing arrangement with a six month term to provide $109,000 of substituted collateral to secure a commercial line of credit for Beverage Network of Connecticut, Inc. in return for a consideration of 500,000 restricted shares of XStream Beverage Group, Inc. common stock.

In November of 2003 the company obtained a $125,000 loan with a term of twelve months. The loan bears an annual interest rate of 10% to be accrued quarterly on the outstanding balance. The lender received 500,000 restricted shares of XSBG common stock in consideration for making the loan.

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

The increase in gross and net sales during the second quarter of 2003 was primarily attributable to our acquisition of substantially all of the assets of two beverage distributors: Universal Beverage Distributors of Ft. Lauderdale, Florida and Finish Line Distributors of Bristol, CT. Additional increases in gross sales were realized from the sales of the Company's brand Yohimbe Energy Drink.

The Company acquired the assets and assumed certain liabilities of Universal Beverage Distributors of Florida through its wholly owned subsidiary, Total Beverage Network, Inc. The consideration for this transaction was 1,675,000 shares of common stock.

The Company acquired the assets and assumed certain liabilities of Finish Line Distributors through its wholly owned subsidiary Beverage Network of Connecticut, Inc. on May 21, 2003. The consideration for this transaction was $152,593 in cash, 150,000 in notes and 800,000 shares of our common stock. The $150,000 in notes may be paid pursuant to a cash stock performance agreement.

Gross profit for the three months ended September 30, 2003, as a percentage of net sales was 31.0%. There was no Gross Profit in the three months ended September 30, 2002. The increase in gross profit is due to the acquisition of two beverage distributors during the quarter ended June 30, 2003 and sales of Yohimbe Energy Drink, which was introduced in March 2003.

The acquisition of additional beverage distributors and the development and acquisition of new products will require us to incur significant additional fees and costs. There can be no assurance that we will have sufficient funds to finance any further acquisitions.

Results of Operations for the three months ended September 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

SALES. For the three-months ended September 30, 2003, sales were $860,339 net of discounts. There were no sales in the three months ended September 30, 2002. The increase in sales is due to the acquisition of two beverage distributors during the three months ended September 30, 2003 and sales of Yohimbe Energy Drink, which was introduced in March 2003.

GROSS PROFIT. Gross profit was $269,713 for the three months ended September 30, 2003. There was no Gross Profit in the three months ended September 30, 2002. The increase in gross profit is due to the acquisition of two beverage distributors during the three months ended September 30, 2003 and sales of Yohimbe Energy Drink, that was introduced in March 2003.

TOTAL OPERATING EXPENSES Total operating expenses were $1,866,615 for the three months ended September 30, 2003, an increase of $759,822 or 68.7% higher than total operating expenses of $1,106,793 for the three months ended September 30, 2002. Total operating expenses as a percentage of sales was 217% for the three-months ended September 30, 2003. There were no sales for the three months ended September 30, 2002. The net increase in total operating expense was due primarily to $102,597 additional marketing and warehousing expenses and a $326,012 increase in staffing compensation to $419,762, associated with the addition of two beverage distributors, new executive management and sales of Yohimbe Energy Drink plus a $334,324 charge for goodwill impairment.

LOSS FROM OPERATIONS. Loss from operations was $1,596,902 for the three-months ended September 30, 2003, an increase of $490,109 or 44.3% over the loss from operations of $1,106,793 for the three months ended September 30, 2002. The increase in the loss from operations was due primarily to the Company's addition in operational overhead not yet fully offset by a corresponding increase in gross profit.

NET LOSS. The Net loss was $1,649,542 for the three months ended September 30, 2003, an increase of $540,622 or 48.7% over the net loss of $1,108,920 for the three months ended September 30, 2002. The increased net loss was due in part, to a $334,324 impairment of goodwill associated with the Beverage Network of South Florida acquisition that reflects management's evaluation of its realizability.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30TH 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30TH 2002.

SALES. For the nine months ended September 30th 2003 gross sales were $1,465,940. During the nine months ended September 30th 2002, the company had no sales revenues. The increase in sales for the period was due to the acquisition of two beverage distributors during the three months ended September 30, 2003 and sales of Yohimbe Energy Drink.

GROSS PROFIT. For the nine months ended September 30th 2003 gross profit was $505,156. During the nine months ended September 30th 2002, the company had no sales revenues. The increase in gross profits is attributable to the acquisition of two distributors.

TOTAL OPERATING EXPENSES. For the nine months ended September 30th 2003, total operating expenses were $3,362,547, a decrease of $2,513,626 or 42.8% from total operating expenses of $5,876,173 for the nine months ended September 30, 2002. The net decrease in total operating expense was due to a reduction of $3,541,573 in corporate expenses associated with the development stage needs of the company and the addition of the operating expenses of the acquired subsidiaries of $592,873, offset by a charge for goodwill impairment of $334,324.

LOSS FROM OPERATIONS. Loss from Operations for the nine months ended September 30th 2003, was $2,857,391 a decrease of $3,018,782 or 51.4% lower than the loss from operations for nine months ended September 30th 2002, of $5,876,173. The decrease in the loss from operations was due to the Company's use of in-house management versus outside consultants offset by the goodwill impairment charge, increase in marketing and warehousing expense incurred as a result of the two acquired distributors.

NET LOSS. The Net loss was $3,688,405 for the nine months ended September 30, 2003, a decrease of $1,937,751 or 34.5% lower than the net loss of $5,616,156 for the nine months ended September 30, 2002. The decrease in the net loss was lower than the decrease in loss from operations due to a combination events, principally among them, the settlement of legacy employee options, loss on conversion of debentures, settlement losses and goodwill revaluation which total $1,165,338.

ACQUISITION OF TWO DISTRIBUTION SUBSIDIARIES. The company acquired two beverage distribution businesses during the quarter ended June 30, 2003:

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

The acquired, revalued assets of UFBD and BNSF as of April 9, 2003 were $837,500 with goodwill of $734,324 and a customer list of $200,000 net of assumed liabilities of $178,147. The customer list will be amortized over 60 months.

The results of Total beverage Network are included for the first time in the company's results in the quarter ended June 30. 2003.

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

On MAY 1, 2003, we acquired all of the material assets and liabilities of Finish Line Distributors, LLC for 800,000 shares of restricted stock and $152,593 in cash. An additional post acquisition performance payment of $150,000 will be made in two equal amounts of cash and/or cash and stock. We valued the acquisition at $702,593 including goodwill of $412,261 and customer list of $400,000, current and fixed assets of $236,182 net of assumed liabilities of $345,850. The customer list will be amortized over 60 months.

Beverage Network of Connecticut, Inc. (BNCT) was established as a wholly owned subsidiary of XStream Beverage Group, Inc. to operate the former beverage distribution business of Finish Line Distributors, LLC. The results of BNCT are included for the first time in our results of operation for the three-month ended June 30. 2003.

BNCT does direct distribution of non-alcoholic beverages to small retailers in the State of Connecticut. Some of the brands and products that BNCT carries are Yohimbe Energy Drink, Welch's juices and drinks, Hansen's, Tropical Rhythms, Fuse, and Spa Water. Subject to financing and obtaining sufficient working capital, we hope to expand BNCT's operations into southern Connecticut and we have plans to hire new sales personnel and delivery vehicles to achieve this expansion. We will also need to finance the additional inventory and accounts receivable to accomplish the expansion and this will require us to raise the additional capital to make this business growth happen.

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

Liquidity and Cash Resources

As of September 30, 2003 the Company had working capital deficiency of $1,293,038, as compared to working capital deficiency of $300,546 on September 30, 2002. The decrease in working capital is primarily attributable to increases in accounts payables, accrued expenses and loans that were partially offset by increases in accounts receivables and inventory. These changes were associated with the acquisition of two beverage distributors during the quarter ended June 30, 2003 and the launch of Yohimbe Energy Drink in March 2003.

Net cash used in operating activities was $319,575 for the nine months ended September 30,2003 as compared to net cash used in operating activities of $298,635 in the comparable period in 2002. For the nine months ended September

30, 2003, net cash used in operating activities was attributable to cash used in operating assets and liabilities of $362,982 that was partially offset by cash provided by operations of $43,407. Cash provided by operations was a result of the net loss of $3,688,405 offset by non-cash charges of stock based expenses, settlements, debt conversion losses, amortization and goodwill impairment totaling $3,731,812. These changes were associated with the acquisition of two beverage distributors during the quarter ended June 30, 2003, the launch of Yohimbe Energy Drink in March 2003 and the settlement of services and commitments for stock.

Net cash used in investing activities increased to $262,333 for the nine months ended September 30, 2003 as compared to net cash used in investing activities of $4,149 for the comparable period in 2002. The increase in cash used in investing activities was primarily attributable to the acquisition of two beverage distributors during the quarter ended June 30, 2003.

Cash flow from financing activities increased to $548,413 for the nine months ended September 30, 203 as compared to cash flow from financing activities of $358,756 for the comparable period in 2002. The increase in cash flow used in financing activities as compared to the prior year was due to proceeds from loans used primarily to fund the changes in operating assets and liabilities, retire outstanding options granted in prior quarters, and settlements.

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

Item 2.  Change in Securities

During the quarter ended September 30, 2003 we issued the following securities:

Name on Certificate                             Issued            Quantity
-------------------                             ------            --------
BAMPTON, DAVID                                 07/08/03             10,000
RODRIGUEZ, ANTONIO R                           07/08/03              2,000
KEMPSKI, RICHARD                               07/08/03              1,000
OATES, JOSEPH L                                07/08/03              5,000
WHITTLE, BRIAN                                 07/17/03             20,000
LEVY, SPENCE                                   07/31/03              2,500
CEJKA, JOHN                                    07/31/03              1,000
ALLEN, DEAN                                    07/31/03              2,500
PHILBERT, SEAN                                 07/31/03              1,000
SCOTT, RICARDO A                               07/31/03              2,500
PEREZ, DELVIS                                  07/31/03              1,000
CROXTON, ANTHONY                               07/31/03              1,000
MIRADOR CONSULTING                             07/31/03            100,000
MEDINA, ANTHONY                                07/31/03              7,500
GREENBERG, ADAM                                07/31/03              7,500
SPECTOR, KARA                                  07/31/03              5,000
EDISIS, ALAN                                   07/31/03              5,000
CONNELLY, MARRIYA                              07/31/03              1,000
YALANIS, DIANNE                                07/31/03              1,000
BALDWIN, ORLANDO                               07/31/03              1,000
GLASPER, WILLIAM                               07/31/03              1,000
GUERRIOS, DANIEL                               07/31/03              1,000
HERMANN, SEAN                                  07/31/03              1,000
SERRANO, RICHARD                               07/31/03              1,000
GRANAHAN, PATRICK                              07/31/03              2,500
SERRANO, JOSE                                  07/31/03              1,000
ROOF, PATRICIA                                 07/31/03              1,000
GRAY, JAIMIE                                   07/31/03              1,000
LAMANNA, ANTHONY                               07/31/03              2,500
KOCHISS, KYLE                                  07/31/03              1,000
BELANGER, ROBERT                               07/31/03              1,000
WALDO, ABDUL                                   08/11/03              1,000
WHITE, PETER                                   08/11/03              1,000
PIGNATELLA, JOSEPH S                           08/11/03              2,500
PIGNATELLA, JOSEPH                             08/11/03             10,000
CRITTENTON, MARY                               08/11/03            150,000
FOX, BOB                                       08/11/03             50,000
LOCH, JEFFREY                                  08/11/03            150,000
TSIA, ANTHONY                                  08/28/03             10,000
SOTOLONGO, VICENTE ALEX                        08/28/03              5,500
SOTOLONGO, ROBERT JESUS                        08/28/03              5,500

TOTAL SHARES:                                                      577,000

All of the shares set forth above were issued pursuant to an exemption from registration under Section 4 (2) of the Securities Act or pursuant to Rule 506 of Regulation D.
                                       22

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

         None.

Item 6.  Exhibits and Reports on Form 8-k

         (a) Exhibits.

         31.1 Certification by Chief Executive Officer
         32.1 Certification by Chief Executive Officer

         (b) Reports on Form 8-K

         During the quarter ended September 30, 2003 we have not filed any reports.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

XSTREAM BEVERAGE GROUP, INC.

/s/ Barry Willson
-----------------
By: Barry Willson

November 13, 2003