Form 10KSB
period 2003-12-31
XSTREAM BEVERAGE GROUP INC
filed 2004-04-08
CIK 853833

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------
                                   FORM 10-KSB
                                   -----------

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-30158-A

                                   ----------

                          XSTREAM BEVERAGE GROUP, INC.
                          ----------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                                   ----------

               NEVADA                                            05-0547629
               ------                                            ----------
   (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

    4800 N.W. 15TH AVENUE, BAY 1-A                                 33309
    ------------------------------                                 -----
      FORT LAUDERDALE, FLORIDA                                   (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

621 NW 53RD STREET, SUITE 145, BOCA RATON, FLORIDA                 33487
--------------------------------------------------                 -----
     (FORMER NAME OR FORMER ADDRESS, IF                          (ZIP CODE)
         CHANGED FROM LAST REPORT)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 598-7997

                                   ----------

           SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: NONE

                   TITLE OF EACH CLASS TO BE REGISTERED: NONE

                             NAME OF EXCHANGE: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES  x  NO
                                        ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10- KSB.    x
                    -----

The issuer's revenues for its most recent fiscal year were $2,309,280.

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                    YES     NO  x
                                        ---    ---

As of March 25, 2004, there were issued and outstanding 36,367,451 shares of the issuer's Common Stock which number does not include 4,267,500 shares which have been returned to our treasury but have not yet been cancelled.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]  No [x]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING PRECEDING FIVE YEARS

NOT APPLICABLE

Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES   x   NO ___
    -----

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of March 25, 2004, there were 36,367,451 shares of the Company's $0.001 par value common stock issued and outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents previously filed by our company with the Commission are incorporated by reference in this Report:

FORM 10-KSB filed for the year ended December 31, 2002
FORM 10-QSB filed for the quarter ended March 31, 2003
FORM 10-QSB filed for the quarter ended June 30, 2003
FORM 10-QSB filed for the quarter ended September 30, 2003
FORM 8-K filed April 11, 2003
FORM 8-K/A filed April 11, 2003
FORM 8-K filed June 3, 2003
FORM 8-K filed March 1, 2004

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART  I

Item 1      Description of Business                                             5
Item 2      Description of Property                                            17
Item 3      Legal Proceedings                                                  17
Item 4      Submission of Matters to a Vote of Security Holders                17

PART II

Item 5      Market for Common Equity and Related Stockholder Matters           18
Item 6      Management's Discussion and Analysis or Plan of Operation          35
Item 7      Financial Statements                                               40
Item 8      Changes in and Disagreements with Accountants                      40
             on Accounting and Financial Disclosure

Item 8A     Controls and Procedures                                            40

PART III

Item 9      Directors and Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                 42
Item 10     Executive Compensation                                             44
Item 11     Security Ownership of Certain Beneficial Owners
             and Management                                                    46
Item 12     Certain Relationships and Related Transactions                     47
Item 13     Exhibits and Reports on Form 8-K                                   48
Item 14     Principal Accounting Fees and Services                             49

SIGNATURES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                    F-1

                                     PART I.

ITEM 1. DESCRIPTION OF THE BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This filing contains certain forward-looking statements regarding management's plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward- looking statements and associated risks set forth in this filing include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Business," as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

         The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will be able to make acquisitions on a timely basis, that we will retain the acquiree's customers, that there will be no material adverse competitive or technological change in conditions in our business, that demand for our products will significantly increase, that our Chairman, President and Chief Executive Officer and Vice Chairman and Chief Scientific Officer will remain employed as such, that our forecasts accurately anticipate market demand, and that there will be no material adverse change in our operations or business or in governmental regulations affecting us or our manufacturers and/or suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the "Risk Factors" section of this filing, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Growth in absolute and relative amounts of cost of goods sold and selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this filing, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

         Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this filing and in the documents incorporated by reference into this filing that is not a statement of an historical fact constitutes a "forward-looking statement". Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate", "internal", and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward- looking statements include, but are not limited to, the risk factors discussed below. Before you invest in our common stock, you should be aware that the occurrence of any of the events described under "Risk Factors" below or elsewhere in this filing could have a material adverse effect on our business, financial condition and results of operation. In such a case, the trading price of our common stock could decline and you could lose all or part of your investment.

OUR BUSINESS

We are seeking to become a leading distributor of beverage products through multiple distribution pipelines. Our success will be dependent on our ability to acquire companies in the beverage field and to effectively integrate their operations. Until our acquisition of the assets of Universal Beverage Distributors of South Florida, Inc. in April 2003, we had no operations, products, customers, suppliers, or marketing and sales distribution system. Our strategy will be dependent upon our successfully acquiring distribution companies and proprietary value-added brands currently engaged in various aspects of this industry.

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

Effective June 16, 1997, and in accordance with the Nevada Revised Statutes, the Board of Directors of the Company, with the written consent of persons owning a majority of its outstanding voting securities, unanimously resolved to reverse split its outstanding shares of common stock on a basis of 1 for 100, while retaining its authorized capital at 25,000,000 shares of common stock, $0.001 par value per share, with appropriate adjustments to the capital accounts of the Company.

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

Following the completion of the Geyser/Power agreement, the Board of Directors approved a 1:40 reverse stock split. The purpose of the reverse split was to reduce our market capitalization and as a vehicle to assist in future valuation issues for subsequent rounds of financing. With the acquisition of Power Beverage, we retained the services of Edward Arioli as our president and Theodore Farnsworth as our chairman of the board. It was the board's intention to attempt to identify prospective acquisition candidates in the beverage industry.

On April 30, 2002, we entered into an agreement to acquire all of the issued and outstanding shares of common stock of Buzzy's in exchange for the issuance of a total of 571,428 shares of our common stock in a transaction valued at $2 million. The number of shares issued to the shareholders of Buzzy's was determined by calculating the average bid price of our common stock for the five trading days prior to closing which was agreed as $3.50 per share. Buzzy's was not able to provide us with the required audited financial statements and as a result we rescinded the agreement.

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

Also, in 2002 we signed a letter of intent to acquire 90% of the issued and outstanding common stock of the Florida Brewery Inc. In anticipation of closing the transaction, we issued 473,500 shares of our common stock to the principal shareholders of Florida Brewery. The shares were delivered to an escrow agent. The Seller terminated the proposed transaction before we were able to finalize our funding and the shares have been returned to Treasury.

Total Beverage Network, Inc.- On April 9, 2003, we closed on the acquisition of two companies. We acquired all of the issued and outstanding shares of common stock of Total Beverage Network, Inc., a Florida corporation, in exchange for the issuance of one million shares of our common stock. Its two shareholders, Jerry Pearring and Barry Willson have agreed to become officers and directors of Xstream. Total Beverage System focus was to target beverage companies and distributors for acquisitions. Also on April 9, 2003, Total Beverage Network, now our wholly owned subsidiary, acquired substantially all of the assets of Universal Florida Beverage Distributors, Inc., a Florida corporation, in exchange for the issuance to Universal of 550,000 shares of our common stock. Universal is a distributor with distribution routes in the south Florida area. We are utilizing these routes to increase our revenue base and as a means to distribute our proprietary beverage, Yohimbe Energy Drink.

We believe that the acquisition of Total Beverage Network, Inc. marked a turning point in our business development strategy that in turn required a change in the profile of our target acquisitions. The new focus seeks to build a network of small to medium sized beverage distribution businesses, with an emphasis on the East Coast of the United States. Concurrently, we are assembling a portfolio of proprietary and third party "New Age Beverage" brands that we believe will be leveraged through our distribution network. Consistent with the revised strategy, in May 2003, we acquired the assets and certain liabilities of Finish Line Distributors, Inc. of Bristol Connecticut. Now operating as Beverage Network of Connecticut.

Finish-Line Distributors, LLC- On May 1, 2003, our wholly owned subsidiary, Beverage Network of Connecticut, Inc., acquired substantially all of the assets of Finish-Line Distributors, LLC, a beverage distributor located in Bristol, Connecticut. In consideration for these assets, we paid to Finish-Line Distributors the sum of $152,593 and issued 800,000 shares of our common stock. In addition, we have paid Finish Line Distributors an additional $50,000 in cash plus 100,000 shares of our restricted common stock for meeting perfomance criteria set forth in the acquisition agreement. We believe that Universal and Finish Line represent the beginning of a series of planned acquisitions of North American beverage distribution businesses that will serve as a distribution network for company-owned brands, such as Yohimbe, Squeeze and Maui Juice and third party beverage brands. Our ability to launch and develop brands and products and to acquire additional distribution businesses will depend directly upon our ability to raise the necessary capital.

SUBSEQUENT EVENTS

Squeeze Transaction- On January 14, 2004, our wholly owned subsidiary, Xstream Brands, entered into an Assignment of Trademark with Squeeze Beverage, Inc., for the assignment of all of its rights and interests in the Mark "SQUEEZE" for carbonated flavored soft drinks and seltzer water, including all variations thereof such as any spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. We delivered 400,000 shares of our restricted common stock to Squeeze Beverages, Inc. in exchange for the assignment of the Mark. Based upon the closing bid price of our common stock on the date of closing, ($0.25 per share) we valued the acquisition at $100,000.

Pacific Rim Transaction- On March 1, 2004 our wholly owned subsidiary, Beverage Network of Hawaii, Inc., a Florida corporation ("Beverage Network") acquired substantially all of the assets and assumed certain liabilities of Pacific Rim Natural Juice Company, Inc., a Hawaii corporation ("Pacific Rim"). This acquisition was consummated pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated March 1, 2004, by and among Beverage Network (the "Acquiror") and Pacific Rim.. Under the terms of the Purchase Agreement, the Acquiror purchased substantially all of the assets of Pacific Rim and assumed certain of its liabilities for 250,000 shares of Xstream's restricted common stock which, based upon the March 1, 2004 closing price of $0.30, had a value of $75,000).

Maui Transaction- On March 1, 2004 our wholly owned subsidiary, Xstream Brands, Inc. a Florida corporation ("Xstream Brands"), entered into an Assignment of Trademark with The Maui Juice Company, Inc. (Maui"), for the assignment of all of its rights and interests in the Mark "Maui Juice Company", including all variations thereof such as any spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. The purchase price for the assignment of the mark was $300,000 (in cash) to be paid under the terms of the Assignment Agreement.

Ayer Beverage Transaction- On March 16, 2004 our wholly owned subsidiary, Beverage Network of Massachusetts, Inc., a Florida corporation ("Beverage Network of Mass") acquired substantially all of the assets and assumed certain liabilities of Ayer Beverages, Inc., a Massachusetts corporation ("Ayer Beverage"). This acquisition was consummated pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated March 16, 2004, by and among Beverage Network of Mass (the "Acquiror") and Ayer Beverage. Under the terms of the Purchase Agreement, the Acquiror purchased substantially all of the assets of Ayer Beverage and assumed certain of its liabilities for 400,000 shares of Xstream's restricted common stock which, based upon the March 16, 2004 closing price of $0.39, had a value of $156,000) and $200,000 pursuant to the terms of the Purchase Agreement..

Yohimbe Energy Drink, the first of our proprietary new age brands was developed in 2002 and launched into the South Florida area in February of 2003 Available to consumers at bars, convenience stores and gasoline stations at a limited number of establishment in Dade, Palm Beach and Broward Counties, Florida, the brand has shown encouraging growth in South Florida during the course of 2003.

We intend to roll-out Yohimbe on a much broader scale and to this end, we introduced the brand into our Connecticut business in June of 2003. One of the obstacles to a further rollout will be establishing a distribution network. In addition to our in-house network, we will continue to enter into distribution agreements with third party, well resourced beverage distributors and beverage brokers to gain access to the large retail chains and cash and carrys. We do not currently have the manpower, capital or equipment to distribute the products exclusively through our own network. .

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

We will need to build-up inventory supplies of these products to service the local inventory requirements of our customers. The cash requirement in the coming year for inventory and receivables needed to service the roll out is estimated at one million dollars. There can be no assurance that we will be able to meet the target roll-out dates nor that we will have obtained sufficient financing to meet our inventory needs.

YOHIMBE MARKETING NEEDS

New Age Beverage introductions traditionally rely heavily on local public relations efforts and promotional programs. A key element of a successful introduction in the energy drink segment is focused activities in the nightclubs and health facilities that young adults frequent. Yohimbe has a comprehensive program of sampling and promotional activities planned for 2004 that will require an estimated investment of $250,000 through the 2004 roll-out phase. There can be no assurance that we will be successful in securing additional funding for these promotional efforts. If we cannot adequately market and promote Yohimbe in the targeted markets, it is unlikely that we will be able to achieve our sales forecasts.

MANUFACTURING

We currently manufacture the Maui Juice products in our facility in Hawaii. We rely on third party manufacturers and bottlers to produce both our Yohimbe and Squeeze branded products. We do not intend to expend the required capital to acquire or build a manufacturing or bottling facility for either Yohimbe or Squeeze and as such, we will continue to rely on third party manufacturers.

RAW MATERIALS AND/PRODUCTION

We intend to obtain the raw materials for the manufacture of our products from several sources. We believe that there are several primary suppliers of raw materials within the U.S. In addition, we believe that there are many manufacturers in the U.S. that could manufacture any product we choose to produce. We do not anticipate having contracts with any entities or persons committing such suppliers to provide the materials required for the production of our products. We believe raw materials are plentiful worldwide.

SEASONALITY

Energy drinks are seasonal in nature with over 60% of our sales expected to be made in the spring and summer months. To compensate for this, we intend to explore overseas sales and the development of drinks that are less seasonal in nature.

EMPLOYEES

We have approximately 30 employees. Our employees include Mr. Theodore Farnsworth, our Chairman, Mr. Jerry Pearring, our president and chief executive officer; and Mr. Barry Willson our Vice Chairman and chief scientific officer. In addition, we have entered into an agreement with Larry Lassek to provide consulting services for our wholly owned subsidiary, Beverage Network of Hawaii. Further, we have entered into an employment agreement with John Lehan to be the general manager of Beverage Network of Massachussetts, Inc. We anticipate hiring additional employees over the next twelve months if we are successful in implementing our plan of operations.

COMPETITION

We compete with a growing number of new age and traditional beverages from the three global beverage companies and with brands owned by virtual brand owners like Hansens (makers of "Monster" Energy Drink). Refrigerated carbonated beverages remains the largest single category. However, consumers are increasingly turning away from carbonated beverages and focusing on New Age drinks. This category of beverage includes single-serve fruit beverages, sports beverages such as Gatorade and Power Aide, energy drinks such as Red Bull, bottled water, premium soda, nutrient enhanced drinks, ready to drink coffees and teas, packaged juices, smoothies, and vegetable/fruit blends. We face significant competition from other companies, especially from Red Bull, the leader in the energy drink field. Most of these companies are better capitalized than us and can obtain financing on more favorable terms.

GOVERNMENT REGULATION

The Food and Drug Administration ("FDA") issues rules and regulations for the beverage industry including, but not limited to, the labeling and formulary ingredients of beverage products. . Regulatory guidelines are constantly changing and there can be no assurance that either our product or our co-packers will be able to comply with ongoing government regulations.

INTELLECTUAL PROPERTY

We currently rely primarily on common law and proprietary protection. Our original application filed with the United States Patent and Trademark office has been cancelled. We are however, working with trademark counsel to determine alternate remedies. There can be no assurance that we will not violate the intellectual proprietary rights of others or that our trademark would be upheld and not prevented from using our trademark, if challenged, any of which could have an adverse effect on us. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trade names will have a material adverse effect on our business, results of operations and financial condition. We also rely on trade secrets and proprietary know how, and employ various methods, to protect our concepts. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know how or obtain access to our know how and concepts. There can be no assurance that we will be able to adequately protect our trade secrets. Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology that we rely upon to conduct our business.

COMPLIANCE WITH ENVIRONMENTAL LAWS.

We believe that we are in compliance with all relevant environmental laws. In fact, we believe there are no environmental laws, which directly impact our business. Due to the nature of our operations, we believe that the cost of complying with environmental laws will not have a significant effect on our operations.

NEW PRODUCT DEVELOPMENT PROGRAM/RESEARCH AND DEVELOPMENT

The New Age Beverage category growth is largely sustained by the constant addition of new products, brands and brand extensions. An integral part of our strategy is to develop and introduce innovative products and packages. The development time from the inception of the concept through product development and testing to the manufacture and sale of the finished product is several months. Not all new ideas make it through consumer research. To the extent that we have sufficient capital, we intend to more actively pursue the research, development manufacture and distribution of beverage products.

Specifically in 2004, we plan to complete the development of our line of premium, ready to drink tea products which will include the design and purchase of proprietary bottle molds The acquisition of the Maui Juice Company brand has opened an R&D project to formulate new flavors for the existing cold cabinet range in Hawaii and a new line of shelf stable products which we intend to introduce on the US mainland.

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

STRATEGY

Our strategy is to continue acquiring and expand our network of small to medium sized beverage distributors in major markets throughout the United States. We believe that our distributors will be able to generate stronger than industry average margins by selling value-added proprietary brands (including Yohimbe, Squeeze and Maui Juice) and third party value-added brands that are dependent upon our multi-market distribution network.

Since the acquisition of Total Beverage Network , we have acquired beverage distribution operations in Central Massachusetts, Hawaii, Connecticut and South Florida,. Our negotiations to acquire the Fairlee juice trademark for the US market from Alfresh Beverages, Canada. were fruitless, however we successfully negotiated the acquisitions of the Maui Juice Company brand on March 1st 2004 and the acquisition of the Squeeze brand of gourmet sodas on January 14th 2004. Due to our limited capital resources, there can be no assurance that we will be successful in making other planned acquisitions.

Our strategy is to complete our network of small to medium sized beverage distributors in major markets throughout the United States. We believe that we will generate stronger than industry average margins by selling value-added proprietary brands (including Yohimbe, Squeeze and Maui Juice) and third party value- added brands that are dependent upon our multi-market distribution network. We hope to finance the acquisition of these independent distributors through the issuance of our common stock and cash for the acquisition. Working capital requirements for these acquisitions is estimated to be million during 2004.

NO OPPORTUNITY FOR SHAREHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS Due to nondisclosure and confidentiality agreements which we may be required to execute, our shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential business combination until after we have entered into an agreement to effectuate a business combination. As a result, shareholders will be almost entirely dependent on the judgment and experience of management in connection with our acquisition strategy.

CERTAIN BUSINESS RISK FACTORS

You should carefully consider the risks described below before purchasing our common stock. The risks set forth below describe the material risks presently known by the Company. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment. You should acquire shares of our common stock only if you can afford to lose your entire investment.

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $16,868,669 as of December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, we incurred a net loss of $6,436,607, $5,751,664 and $4,680,398, respectively. We cannot predict the amount of revenues, if any, we may generate as a result of our acquisition of the assets of Universal Beverage Distributors or Finish Line Distributors. Consequently, we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which calls for us to secure equity financing while aggressively pursuing acquisitions with companies in the beverage industry. Our ability to continue as a going concern will be dependent upon our ability to secure future equity financing. If we incur any problems in securing equity financing, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS
We have relied on significant external financing to fund our operations. As of December 31, 2003, we have received a total of $1,096,280 from equity financing. We received all of these proceeds in fiscal years 2002 and 2003. In addition, our officers and directors advanced us approximately $500,000 in 2003. As of December 31, 2003, we had $51,764 in cash and cash equivalents and our total current assets were $347,549. Our current liabilities were $1,688,013. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external equity financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we believe that we have sufficient funds to continue operations for approximately three months. We estimate that we will require $ 2 million to fund our anticipated operating expenses and approximately $ 4 million to fund our expansion plans for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE MAY NOT BE SUCCESSFUL IN INTEGRATING OUR BUSINESS ACQUISITIONS.
During 2003 we consummated two acquisitions. The integration of our new operations could place an increasing strain on our management and financial resources. If we fail to integrate the products and operations of both, we may be forced to curtail or cease our business operations.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY
FLUCTUATE SIGNIFICANTLY
Our common stock is traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the beverage industry. Thinly traded common stock can be more volatile than common stock traded in an active public market.. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

            o With a price of less than $5.00 per share;

            o That are not traded on a "recognized" national exchange;

            o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

            o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL
Our success largely depends on the efforts and abilities of Theodore Farnswroth, our Chairman, Jerry Pearring, our President and Chief Executive Officer and Barry Willson, our vice chairman. Mssrs. Farnsworth, Pearring and Willson have been instrumental in executing our business plan and acquiring the targeting companies over the past year. In addition, Mssrs. Farnsworth, Pearring and Willson are also primarily responsible for identifying additional acquisition candidates and undertaking due-diligence investigations. The loss of the services of Mssrs. Farnsworth, Pearring and/or Willson could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mssrs. Farnsworth, Pearring and Willson. In addition, in order to implement our revised business strategy, we believe that we will need to attract and retain a Chief Financial Officer, a Director of Operations, an Information Technology Officer and additional administrative support staff as our company grows.

WE MAY BE UNABLE TO MANAGE GROWTH
Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

            o Respond to the needs of an operating business and be able to fully integrate management and controls; and

            o Attract and retain qualified personnel, as well as, develop, train and manage management- level and other employees. If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

THE ISSUANCE OF PREFERRED STOCK MAY ENTRENCH MANAGEMENT OR DISCOURAGE A CHANGE OF CONTROL
Our Articles of Incorporation authorizes the issuance of preferred stock with designations rights, and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Xstream or, alternatively, granting the holders of preferred stock such rights as to entrench management. If the holders of our common stock desired to remove current management, it is possible that our Board of Directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board of Directors.

WE EXPECT INTENSE COMPETITION IN OUR INDUSTRY
Many of our competitors have significantly greater name recognition and financial and other resources. If we are able to compete effectively against our competitors, we will be forced to curtail or cease our business operations. Our main competitors are Cadbury Schweppes Plc, PepsiCo and the Coca Cola Company. We believe the products that compete with ours, include Snapple, Red Bull and So-Be. Our market share in the beverage industry is very small at this time.

OUR INDUSTRY IS SUBJECT TO GOVERNMENT REGULATION The manufacturing, processing, formulation, packaging, labeling and advertising of beverage products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities, as well as of foreign countries, in which our products may be sold. We may incur significant costs in complying with these regulations. In the event we cannot comply with government regulations affecting our business and products, we may be forced to curtail or cease our business operations.

FUTURE ACQUISITIONS MAY DISRUPT OUR BUSINESS AND DEPLETE OUR FINANCIAL
RESOURCES

Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products and technologies. We anticipate buying businesses, products and/or technologies in the future in order to fully implement our business strategy. In the event of any future acquisitions, we may:

            o issue stock that would dilute our current stockholders' percentage ownership;

            o incur debt;

            o assume liabilities;

            o incur amortization expenses related to goodwill and other intangible assets; or

            o incur large and immediate write-offs.

The use of debt or leverage to finance our future acquisitions should allow us to make acquisitions with an amount of cash in excess of what may be currently available to us. If we use debt to leverage up our assets, we may not be able to meet our debt obligations if our internal projections are incorrect or if there is a market downturn. This may result in a default and the loss in foreclosure proceedings of the acquired business or the possible bankruptcy of our business.

Our operation of any acquired business will also involve numerous risks, including:

            o integration of the operations of the acquired business and its technologies or products;

            o unanticipated costs;

            o diversion of management's attention from our core business; o adverse effects on existing business relationships with suppliers and customers;

            o risks associated with entering markets in which we have limited prior experience; and

            o potential loss of key employees, particularly those of the purchased organizations.

INVESTORS SHOULD NOT RELY ON AN INVESTMENT IN OUR STOCK FOR THE PAYMENT
OF CASH DIVIDENDS
We have not paid any cash dividends on our capital stock and we do not anticipate paying cash dividends in the future. Investors should not make an investment in our common stock if they require dividend income. Any return on an investment in our common stock will be as a result of any appreciation, if any, in our stock price.

ANY FUTURE ACQUISITIONS WILL HAVE TO DEVELOP NEW PRODUCTS IN ORDER TO KEEP
PACE WITH CHANGING CONSUMER DEMANDS
The beverage industry is highly competitive and characterized by changing consumer preferences and continuous introduction of new products. Our goal is to expand our portfolio of beverage products through acquisition of existing companies and/or products serving niche segments of the industry. New products must be introduced in a timely and regular basis to maintain distributor and consumer interest and appeal to varying consumer preferences. We believe that any future success of Xstream will depend, in part, on our ability to anticipate changes in consumer preferences and acquire, manage, develop and introduce, in a timely manner, new products that adequately address such changes. If we are unable to develop and introduce new products or if our new products are not successful, our sales may be adversely affected as customers seek competitive products. In addition, our introduction or our announcement of new products could result in a reduction in sales of our existing products, requiring us to carefully manage product introductions in order to minimize disruption in sales of our existing products. Any reduction in purchases or consumption of our existing products could have a material adverse effect on our business, operating results and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY.
We recently moved our corporate and administrative offices into shared space with Total Beverage Network, Inc. at 4800 N.W. 15th Avenue, Bay 1-A, Fort Lauderdale, Florida 33308. The current lease is for a term of 12 months and consists of approximately 7,200 square feet of space We pay $4554.82 per month for the leased space. The space is primarily dedicated to a warehouse area, but includes space for administrative and operational offices, reception and storage of point-of-sale materials . We will rely on co-packers to bottle and ship our product.

Beverage Network of Connecticut, Inc. occupies rental space at 201, Pine Street, Bristol CT 06010. The current lease is for a term of 60 months and consists of approximately 13,600 square feet of space We pay $5,108.25 per month for the leased space. The space is primarily dedicated to a warehouse area, but includes space for administrative and operational offices.

Beverage Network of Massachusetts, Inc. rents a warehouse at 28, Harvard Road, Ayer MA 01432. The current lease is for a term of 12 months and consists of approximately 4,500 square feet of space We pay $1,425 per month for the leased space. The space is primarily dedicated to a warehouse area, but includes space for a small operational office. We believe that the foregoing space is adequate to meet our needs

ITEM 3. LEGAL PROCEEDINGS.
There are no legal matters pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this Report or during the previous two fiscal years.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

1. MARKET INFORMATION

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "XSBG." As of March 25, there were 36,367,451 shares of common stock issued and outstanding of which 4,267,500 are returnable to the treasury.

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

PRICE RANGE OF SECURITIES

           2002                                                   High      Low
           ----                                                   ----      ---
Quarter Ended March 31, 2002                                     $5.50     $2.40
Quarter Ended June 30, 2002                                      $5.00     $2.30
Quarter Ended September 30, 2002                                 $5.25     $1.45
Quarter Ended December 31, 2002                                  $3.40     $1.88

           2003                                                   High      Low
           ----                                                   ----      ---
Quarter Ended March 31, 2003                                     $2.65     $1.02
Quarter Ended June 30, 2003                                      $1.55     $1.00
Quarter Ended September 30, 2003                                 $1.35     $0.50
Quarter Ended December 31, 2003                                  $0.52     $0.17

           2004                                                   High      Low
           ----                                                   ----      ---
Period Ended March 25, 2004                                      $0.54     $0.15

Such market quotations reflect the high bid and low prices as reflected by the OTCBB without retail mark up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include: Wien Securities, vFinance and Nite Securities.

(B) HOLDERS

As of March 25, 2004, there were 811 holders of record of our common stock.

(C) DIVIDENDS

We have not paid any dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

(D) RECENT SALE OF UNREGISTERED SECURITIES

Following is a list of the securities that we have issued since our acquisition by Power:

Number of Shares      Name                                       Issue Date
----------------      ----                                       ----------
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

# of Shares                     Name                                  Issue Date
--------------------------------------------------------------------------------
     1,000                  Delaware Guarantee & Tr                    10/30/02
    10,000                  Falkey, Lois                               10/30/02
     2,500                  Fu, Betty                                  10/30/02
    20,000                  Gately, Stephan                            10/30/02
    20,000                  Neafsey, Marcia                            10/30/02
     2,500                  Rey, Michelle del                          10/30/02
     5,000                  Rosa, Georgiann                            10/30/02
    24,000                  Sharpee, Richard                           10/30/02
   260,000                  Smith, & Cynthia                           10/30/02
     2,000                  Suits & Raymond D.                         10/30/02
   252,000                  Sweeney, Christopher                       10/30/02
    20,000                  Whittle, Brian                             10/31/02
     5,000                  Bampton, David                             11/6/02
    20,000                  Robertson & Euan                           11/6/02
    10,000                  Colaco, Cieto                              11/12/02
    10,000                  Ackerman, Bernard                          11/13/02
     7,000                  Degen, Felix                               11/13/02
    90,500                  Eurocom Consultants Ltd.                   11/13/02
    10,000                  Schabort, Wayne and Victor                 11/13/02
    20,000                  Bellacera, Joseph A.                       11/18/02
    50,000                  Eurocom Consultants Ltd.                   11/18/02
    25,000                  Kamphuis, Joel                             11/18/02
    10,000                  Rendon & John                              11/18/02
     3,000                  Cook, Lawrence P.                          11/20/02
    20,000                  Capital Market Partners                    11/26/02
       200                  Smith, Jerry A.                            12/4/02
       125                  JaJo, Raad                                 12/23/02
     1,000                  AJP Capital Corp.                          12/27/02
     2,000                  Delaware Charter G & T Co.                 12/27/02
       760                  Godsey, Steven J.                          12/27/02
      2000                  Kane & J. Stanton                          12/27/02
       500                  Means, Jerry R.                            12/27/02

Number of Shares      Name                                       Issue Date
----------------      ----                                       ----------
FISCAL YEAR 2003

350000                Kashner Davidson Securities                1/24/2003
10000                 Key Joel                                   1/24/2003
10000                 Schmidt Ron                                1/24/2003
37500                 Sitaras Georgia                            1/24/2003
50000                 Sperkacz & Zorian Olha Sperkacz            1/24/2003
20000                 Tadros & David Maria Vovou jtwros          1/24/2003
22,500                McKelvie, Mark                             1/24/2003
50,000                Kagel, Richard                             1/24/2003
10000                 Gay W W                                    1/27/2003
4430                  Hartwick Donald                            1/27/2003
10000                 Smith Phillip                              1/29/2003
4600                  Carlson Dale                               2/12/2003
3000                  Ridge Jack                                 2/12/2003
1300                  Johnston Willie                            2/12/2003
2950                  Wrotenbery J Preston                       2/12/2003
1900                  Paulson Derek                              2/12/2003
6400                  Deleware Charter G & T                     2/12/2003
                      c/f Carl Franklin IRA
4000                  York Edward                                2/12/2003
5400                  Wiley John                                 2/14/2003
1450                  Burkhalter Samuel                          2/14/2003
850                   Deets Carol                                2/14/2003
3000                  Delaware Charter G & T                     2/14/2003
                      c/f Dennis Duve IRA
1000                  Gann Edwin                                 2/14/2003
10000                 Munda ttee fbo John R Munda
                      Rev Trust uad 4/5/88                       3/6/2003
100000                Arioli Edward                              3/7/2003
100000                Haglund Steve                              3/7/2003
5000                  Leeds Marc                                 3/25/2003
5000                  Manopoli Vincent                           3/25/2003
10000                 Innovation Capital LLC                     3/25/2003
40000                 Klein Jeffrey                              3/25/2003
40000                 Newman Irwin                               3/25/2003
5000                  Petit Kevin                                3/25/2003
40000                 Pollock Kenneth                            3/25/2003
205000                Jordan Bruce                               3/25/2003
200000                Viscosi Tom                                3/25/2003
10,000                Anderson, Ron IRA                          3/25/2003

Number of Shares      Name                                       Issue Date
----------------      ----                                       ----------

550,000               Universal Florida Beverage Dist., Inc.     04/07/03
500,000               Pearring, Jerry                            04/07/03
500,000               Willson, Barry                             04/07/03
800,000               Finish-Line Distributors, LLC              04/25/03
60,000                Newman, Irwin                              06/05/03
60,000                Klein, Jeffrey                             06/05/03
60,000                Pollock, Kenneth                           06/05/03
65,000                Capital Market Partners                    06/27/03
250,000               Haglund, Steve                             06/05/03
400,000               Haglund, Steve                             06/05/03
100,000               Montana Capital International              06/16/03
50,000                EDA Family Partnership                     06/16/03
50,000                EDA Family Partnership                     06/16/03
50,000                EDA Family Partnership                     06/16/03
50,000                Arioli, Edward                             06/16/03
50,000                Arioli, Edward                             06/16/03
50,000                Arioli, Edward                             06/16/03
206,000               Sitaras, Gerogia                           04/11/03
16,000                Pressinger,Whitefield Price                04/11/03
62,000                Stoumbos, Zachary E                        04/11/03
31,000                Stoumbos, Elias L                          04/11/03
125,000               Levy, Spencer                              04/14/03
50,000                Cejka, John                                06/05/03
25,000                Allen, Dean                                06/05/03
1,200                 Bruce, Rob                                 06/05/03
2,850                 MacViccar                                  06/13/03
1,100                 Nicolini, Phillip                          06/13/03
1,500                 Nicolini, Phillip                          06/13/03
1,200                 Franklin, Carl (Delaware Charter)          04/30/03
170,000               Salameh, Fadi                              05/22/03
12,800                Ortiz, Ivan                                06/05/03
5,000                 Piskopos, Lazaros                          06/05/03
25,000                Parry, John F V                            06/13/03
25,000                Parry, Michael                             06/13/03
20,000                Newton, David                              06/13/03
24,000                Sharpee, Richard IRA                       04/11/03
20,000                Gately, Stephen IRA                        04/11/03
10,000                Munda, John                                04/30/03
20,000                Wheeler, Roger                             06/05/03
60,000                Wheeler, Roger                             06/05/03
5,500                 Sotolongo, Vincento Alex                   08/28/03
5,500                 Sotolongo, Robert Jesus                    08/28/03
100,000               Mirador Consulting                         07/31/03

Number of Shares      Name                                       Issue Date
----------------      ----                                       ----------

7,500                 Medina, Anthony                            07/31/03
7,500                 Greenberg, Adam                            07/31/03
150,000               Crittenton, Mary                           08/11/03
50,000                Fox, Bob                                   08/11/03
150,000               Loch, Jeffrey                              08/11/03
2,500                 Levy, Spence                               07/31/03
1,000                 Cejka, John                                07/31/03
2,500                 Allen, Dean                                07/31/03
1,000                 Philbert, Sean                             07/31/03
2,500                 Scott, Ricardo A.                          07/31/03
1,000                 Perez, Delvis                              07/31/03
1,000                 Croxton, Anthony                           07/31/03
5,000                 Spector, Kara                              07/31/03
5,000                 Edisis, Alan                               07/31/03
1,000                 Connelly, Marriya                          07/31/03
1,000                 Yalanis, Dianne                            07/31/03
1,000                 Baldwin, Orlando                           07/31/03
1,000                 Glasper, William                           07/31/03
1,000                 Guerrios, Daniel                           07/31/03
1,000                 Hermann, Sean                              07/31/03
1,000                 Serrano, Richard                           07/31/03
2,500                 Granahan, Patrick                          07/31/03
1,000                 Serrano, Jose                              07/31/03
1,000                 Roof, Patricia                             07/31/03
1,000                 Gray, Jaimie                               07/31/03
2,500                 LaManna, Anthony                           07/31/03
1,000                 Kochiss, Kyle                              07/31/03
1,000                 Belanger, Robert                           07/31/03
1,000                 Waldo, Abdul                               08/11/03
1,000                 White, Peter                               08/11/03
2,500                 Pignatella, Joseph S.                      08/11/03
10,000                Pignatella, Joseph                         08/11/03
20,000                Whittle, Brian                             07/17/03
10,000                Bampton, David                             07/08/03
10,000                Tsia, Anthony                              08/28/03
2,000                 Rodriquez, Antonio R                       07/08/03
1,000                 Kempski, Richard                           07/08/03
5,000                 Oats, Joseph L                             07/08/03
750,000               Farnsworth, Ted                            11/10/03
25,000                Spector, Kara                              11/10/03
50,000                Haas, George C                             11/10/03
250,000               Cardinal Capital Net                       11/18/03

Number of Shares      Name                                       Issue Date
----------------      ----                                       ----------

500,000               Cardinal Capital Net                       11/25/03
300,000               Mirador Consulting                         12/04/03
167,000               London, Greeba                             11/10/03
167,000               Fielden, Lunne London                      11/10/03
167,000               Chalkley, Robin London                     11/10/03
10,000                Sotolongo, Alex                            11/10/03
5,000                 Sotolongo, Robert                          11/10/03
5,000                 Scott, Richardo                            11/10/03
150,000               Farnsworth, Ted                            10/03/03
50,000                EDA Family Partnership                     11/04/03
200,000               EDA Family Partnership                     11/04/03
500,000               United Yarn Company                        11/05/03
22,439                Vfinance Investments                       10/03/03
3,000                 Duve, Dennis                               10/07/03


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

We have recently adopted a code of conduct for the operations of our business. We believe that this code of conduct will promote our business dealings with the public in general, govern the activities of our officers with respect to safeguarding corporate asstes and dealing fairly with out shareholders.

GENERAL

Our primary brand focus is directed to the New Age Beverage Category and particularly the energy drink and juice drink segments. Management believes that this is one of the fastest growing segments of the beverage industry and offers a unique opportunity for us to introduce our own energy drink, "Yohimbe". Our plans also call for the development and /or acquisition of other value added brands and products to compete in the New Age beverage category and for further expansion of our beverage distribution network by acquiring local beverage distributors which will be used to introduce all of our brands and products in retail outlets and provide a steady source of revenue by distributing other brand owners' beverage products as well. We intend to expand our portfolio of brands to compete in the New Age Beverage Category and in other value added market segments. Consistent with this strategy is the purchase of the Squeeze brand of gourmet sodas on January 14th 2004 and the acquisition of the Maui Juice Company brand on March 1st 2004. We acquired our third beverage distribution operation,Ayer Beverages, Inc.in Ayer Massachusetts on March 15, 2004. We believe this acquisition represents an important consolidation of our New England beverage distribution network

The increase in gross and net sales in 2003 was primarily attributable to our acquisition of substantially all of the assets of two beverage distributors:
Universal Beverage Distributors of Ft. Lauderdale, Florida and Finish Line Distributors of Bristol, Connecticut. Additional increases in gross sales were realized from the sales of the Company's brand Yohimbe Energy Drink.

Gross profit for the twelve ended December 31, 2003, as a percentage of net sales was 28.1%. There was no Gross Profit in the twelve months ended September 30, 2002. The increase in gross profit is due to the acquisition of two beverage distributors during the quarter ended June 30, 2003 and sales of Yohimbe Energy Drink, which was introduced in March 2003.

The acquisition of additional beverage distributors and the development and acquisition of new products will require us to incur significant additional fees and costs. There can be no assurance that we will have sufficient funds to finance any further acquisitions.

Results of Operations for the twelve months ended December 31, 2003 compared to the twelve months ended December 31, 2002 For the twelve months ended December 31, 2003, sales were $2,028,265 net of discounts. There were no sales in the twelve months ended December 31, 2002. The increase in sales is due to the acquisition of two beverage distributors during the three months ended September 30, 2003 and sales of Yohimbe Energy Drink, which was introduced in March 2003.

GROSS PROFIT. Gross profit was $570,067 for the twelve months ended December 31, 2003. There was no Gross Profit in the twelve months ended December 31, 2002. The increase in gross profit is due to the acquisition of two beverage distributors during the three months ended September 30, 2003 and sales of Yohimbe Energy Drink, that was introduced in March 2003.

TOTAL OPERATING EXPENSES Total operating expenses were $6,322,098 for the twelve months ended December 31, 2003, an increase of $293,232 or 4.86% higher than total operating expenses of $6,028,866 for the twelve months ended December 31, 2002. Total operating expenses as a percentage of sales was 312% for the twelve months ended December 31, 2003. There were no sales for the twelve months ended September 30, 2002.

LOSS FROM OPERATIONS. Loss from operations was $5,752,031 for the twelve-months ended December 31, 2003,.Our company was not operational in 2002. The loss from operations was due primarily to the Company's addition in operational overhead not yet fully offset by a corresponding increase in gross profit.

NET LOSS. The Net loss was $6,436,607 for the twelve months ended December 31, 2003, an increase of $684,943 or 11.9% over the net loss of $5,751,664 for the twelve months ended December 31, 2002. The increased net loss was due in part, to a $1,720,274 impairment of goodwill and customer list write-off associated with the Beverage Network of South Florida and Beverage Network of Connecticut acquisitions.

As a result of our acquisition of Universal, we do direct distribution of non-alcoholic beverages to small retailers in South East Florida. Some of the brands and products that we carry are: Yohimbe Energy Drink, Sobe, Snapple and Acqua Diva Water. BNSF is expanding its coverage of its current market area and we have hired new sales personnel and will need additional delivery vehicles to achieve this expansion. We also need to finance the additional inventory and accounts receivable to accomplish this expansion. There can be no assurance that we will be able to secure sufficient financing to finance future growth or if identified, will be available on commercially reasonable terms.

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

Management believes that cash available from operations, including cash resources will not be sufficient for its working capital needs, including purchase commitments for raw and finished inventory, debt service, expansion and development needs, as well as purchase of capital assets or equipment over the current year. Unless we are able to significantly increase our revenues or identify new financing opportunities, it is unlikely that we will be able to implement our planned expansion or sustain current operations.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $1,310,369 and a working capital deficiency of $1,340,464 at December 31, 2003 and net losses from operations of $5,752,031 and $6,028,866, respectively, for the years ended December 31, 2003 and 2002. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We have not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included herein. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

During 2003, our sole source of income was from the sale of beverage products, including our own proprietary Yohimbe Energy Drink. Revenues are recorded as earned.

AUDIT COMMITTEE REPORT

We do not have an audit committee. However, our entire Board of Directors has reviewed the audited financial statements for the year ended December 31, 2003 and the Board has taken such steps as deemed needed necessary to insure that the Company has discussed with its independent auditors the matters required by SAS 61.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

List here all financial statements, which will be filed as part of this report.

Independent Auditor's Report

Consolidated Balance Sheet as of December 31, 2003

Consolidated Statements of Operations For the Years Ended December 31, 2003 and 2002

Consolidated Statement of Changes in Shareholders Equity for the period January 1, 2002 to December 31, 2003.

Statement of Cash Flows for the periods December 31, 2003 and 2002

Notes To Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

ANNUAL EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL
CONTROLS. Within the 90 days prior to the date of this Annual Report on Form 10-kSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO)/Chief Financial Officer
(CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO/CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO/CFO CERTIFICATION. We are filing as part of this Annual Report two separate forms of "Certifications" of the CEO/CFO. The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. In accord with SEC requirements, the CEO/CFO notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS. Based upon the controls evaluation, our CEO/CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that (1) our transactions are properly authorized, (2) our assets are safeguarded against unauthorized or improper use, and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

(B) Changes in internal controls over financial reporting None.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The following table sets forth the name and address of our current and past directors and executive officers during our last fiscal year.

Name                       Position Held                          Election Date
-------------------        -----------------                      -------------
Theodore Farnsworth        Chairman                               September 2001
Jerry Pearring             President/CEO/Director*                January  2004
Barry Willson              Vice Chairman/Treasurer/Director*      January 2004

* Represents current position with the company effective as of January 2004. Became officers and directors in April 2003.

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

BARRY WILLSON, age 57, Chief Scientific Officer and Vice Chairman, is an accomplished industry professional with nearly 35 years of diverse beverage industry experience. From 1986 through 1994 Mr. Willson served as The Managing Director of Cadbury Schweppes Latin American Operations, including the Mexican company owned plants and distribution companies overseeing production, sales, marketing and distribution of Crush, Schweppes, Sunkist, Canada Dry, Mott's and Hawaiian Punch brands. From 1994 through 2002, Mr. Willson directed various projects at Drinks International Management, a consulting company for operators in the international beverage industry. Its clients included Cadbury Schweppes, Royal Crown, Snapple and Sunkist.

JERRY PEARRING, age 44, CEO, brings extensive beverage industry knowledge to XStream. Mr. Pearring in Keene, NH. From 1994 to 1996 he was General Manager of Nantucket Nectars of Washington D.C. Prior to that, he was National Sales Manager of Soho Beverages, Inc.and in Sales and Marketing with Anheuser- Busch in Washington, DC and Boston.

FORMER  DIRECTORS

Steve Haglund resigned as CEO on June 3rd 2003 for personal reasons Edward Arioli resigned as President on June 3rd 2003 for personal reasons.

ADVISORY BOARD OF DIRECTORS

We formed an Advisory Board of Directors in December of 2003. The mandate of the Advisory Board is to subject material decisions of our Board of Directors for independent review and recommendations. The Advisory Board members will also be asked to make specific recommendations to our Board of Directors in their particular area of expertise with respect to the practices, policies and procedures of our company. The first three members of the Advisory Board are Mr. George C. Haas jnr. of Haas Financial New York, Ms. Elizabeth Dunn C.P.A. P.A. of Boca Raton, Florida and Mr. Foster Devereux, retired director of Allen and Company, New York.

COMMITTEES OF THE BOARD OF DIRECTORS

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

COMPENSATION OF DIRECTORS

Our directors do not receive cash compensation for their services as directors or members of committees of the board, but are reimbursed for their reasonable expenses incurred in attending board or committee meetings.

TERMS OF OFFICE

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file.

We are not registered pursuant to Section 12(g) of the Act and no reports have been filed.

ITEM 10. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                                                    AWARDS              PAYOUTS
                                                  OTHER    RESTRICTED
                                                  ANNUAL     STOCK       OPTIONS/     LTIP    ALL OTHER
NAME AND                      SALARY    BONUS     COMPEN-                  SAR"S      PAY-     COMPEN-
                                                  SATION    AWARD(S)                  OUTS     SATION
PRINCIPAL POSITION   YEAR       ($)      ($)        ($)        (#)          (#)       ($)        ($)
-------------------------------------------------------------------------------------------------------
Ted Farnsworth       2003    115,000      0          0         --            --        --        --
Chairman of Board    2002     50,000      0          0         --            --        --        --
                     2001          0      0          0         --            --        --        --
Edward Arioli        2003          0      0          0         --            --        --        --
 FormerPresident     2002     25,000      0          0         --            --        --        --
                     2001          0      0          0         --            --        --        --
Steve Haglund        2003          0      0          0         --            --        --        --
Former COO           2002     50,000      0          0         --            --        --        --
Officer              2001          0      0          0         --            --        --        --

Barry Willson        2003     63,750      0          0         --            --        --        --
Vice Chairman        2002          0      0          0         --            --        --        --
                     2001          0      0          0         --            --        --        --
Jerry Pearring       2003     63,750      0          0         --            --        --        --
President            2002          0      0          0         --            --        --        --
                     2001          0      0          0         --            --        --        --


Mr. Farnsworth, Willson and Pearring have executed 44 month employment agreements, which provide for annual compensation of $130,000 per year.

         The following table contains information regarding options granted during the year ended December 31, 2003 to Xstream's named executive officers.

                             OPTION/SAR GRANTS TABLE

                                    % TOTAL
                                    OPTIONS/SAR'S
                                    GRANTED TO
               NO. OF SECURITIES    EMPLOYEES IN YEAR
               UNDERLYING           ENDED DECEMBER 31    EXERCISE OR
               OPTIONS/SAR'S        2003                 BASE PRICE       EXPIRATION
NAME           GRANTED (#)          (%)                  ($ PER SHARE)    DATE
------------------------------------------------------------------------------------

None.


The following table contains information regarding options exercised in the year ended December 31, 2003, and the number of shares of common stock underlying options held as of December 31, 2003, by Xstream's named executive officers.

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTIONS/SAR VALUES

                                                                                        VALUE OF UNEXERCISED
                                            NUMBER OF SECURITIES UNDERLYING             IN-THE-MONEY
                  SHARES            VALUE   UNEXERCISED OPTIONS/SAR'S                   OPTIONS/SAR'S
                  ACQUIRED          REALIZED         AT FY-END                          AT FY-END
NAME              ON                VALUE            (#)                                ($)
                  EXERCISE
                  (#)               ($)     EXERCISABLE UNEXCERSIABLE      EXERCISABLE  UNEXCERSIABLE
-----------------------------------------------------------------------------------------------------------

Theodore Farnsworth                 None             N/A                        N/A              N/A
(Chairman of the Board)
Jerry Pearring                      None             N/A                        N/A              N/A
(President, Chief Executive Officer)
Barry Willson                       None             N/A                        N/A              N/A

STOCK OPTION GRANTS IN THE PAST FISCAL YEAR
We have not issued any grants of stock options in the past fiscal year to any officer or director.

In September 2001, we entered into an employment agreements with our Chairman of the Board, Mr. Theodore Farnsworth, which was amended in June 2003 and again in January 2004, which provides in part for Mr. Farnsworth to receive an annual compensation of $130,000 per year plus a stock grant of 6,000,000 shares. In April 2003, we entered into an employment agreements with our President and Chief Executive Officer, Mr. Jerry Pearring, which was amended on June 2003 and again in January 2004, which provides in part for Mr. Pearring to receive an annual compensation of $130,000 per year plus a stock grant of 2,000,000 shares. In April 2003, we entered into an employment agreements with our Vice Chairman and Chief Scientific Officer, Mr. Barry Willson, which was amended on June 2003 and again in January 2004, which provides in part for Mr. Willson to receive an annual compensation of $130,000 per year plus a stock grant of 2,000,000 shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 25, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                         Name and address                   Number of                 Percentage of
Title of class           of beneficial owner                of Common Stock           Common Stock(1)
-----------------------------------------------------------------------------------------------------
c/s               Theodore Farnsworth (2)                     6,255,452                 17.2%
                  4800 NW 15th Ave
                  Fort Lauderdale, FL 33309
c/s               Jerry Pearring                              2,500,000                 6.8%
                  4800 NW 15th Ave.
                  Fort Lauderdale, FL 33309
c/s               Barry Willson                               2,500,000                 6.8%
                  4800 NW 15thg Ave.
                  Fort Lauderdale, FL 33309


(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 25, 2004. As of March 25, 2004, there were 36,367,451 shares of our common stock issued and outstanding (Net of shares held in treasury.)

(2) Theodore Farnsworth, our chairman, is the owner of all of the issued and outstanding shares of common stock of Xstream Beverage, Inc. which owns a total of 255,452 shares of our common stock. In February 2004, we forgave a promissory note from XBI in exchange for the return of 4,267,500 shares of Xstream's common stock which are currently being held as treasury shares.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

            (A) any director or officer;

            (B) any proposed nominee for election as a director;

            (C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

            (D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

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

In October 2001 we entered into an agreement with Xstream Beverage Inc. to provide us with consulting services. The agreement is for a term of three years and is to commence April 1, 2002. The agreement provided for Xstream to receive 4,267,500 shares of our common stock. Xstream is to provide management consulting services. Specifically, Xstream is to provide independent consulting services by hiring skilled consultants in the beverage industry. To the extent that there is any change in our business objectives, Xstream will provide us with consultants who can assist us in implementing our business goals and objectives. The shares were issued in February 2002. We subsequently rescinded this transaction and entered into an agreement with XBI, offering them an equivalent number of shares in exchange for an interest bearing promissory note in the amount of $ 2,133,750. We have not yet received any payment on the promissory note or for our common stock. This promissory note was cancelled in February 2004 for return of the 4,267,500 shares to treasury.

In May 2002 we borrowed $50,000 from an affiliate of our company's president. The proceeds were used to satisfy a lawsuit. The note has been satisfied. We also agreed to issue to Mr. Arioli 100,000 shares of our common stock as a loan fee.

In June 2003, we entered into written amended employment agreements with our current management. The agreements with Mr. Farnsworth, Mr. Pearring and Mr. Willson are for terms of three years and provide for a base salary of $130,000 respectively. The employment agreements for Mr. Farnsworth, Mr. Pearring and Mr. Willson have been further amended in January 2004 and said agreements set forth their respective current compensation.

In January 2002 the Board of Directors established an employee stock option plan. The plan was approved by the Board of Directors and approved by the written consent of the majority shareholder, Xstream Beverage, Inc. In June of 2003, the Board of Directors elected to cancel all of the options granted to them under the stock option plan, which cancellation was reflected in their amended employment agreements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item 1.           Index to Exhibits
------            ----------------------------------------------------------------------------------
*
3.1               2002 Stock Option Plan
10.1*             Employment Agreement between the Company and Edward Arioli dated as of February 1,
                   2002.
10.2*             Employment Agreement between the Company and Theodore Farnsworth dated as of
                   February 1, 2002.
10.3*             Employment Agreement between the Company and Steve Haglund dated as of February 1,
                   2002.
10.4*             Stock Exchange Agreement between the Company and Buzzy's Beverage Inc.
10.5*             Promissory Note with EDA Family Limited Partnership
10.6*             Stock Exchange Agreement between Xstream Beverage Group, Inc. and the shareholders of Total Beverage Network, Inc.
10.7*             Purchase and Sale Agreement between Total Beverage Network, Inc. and Universal Florida
                   Beverage Distributors, Inc.
10.8*             Asset Purchase and Sale Agreement between Beverage Network of Connecticut and Finish-
                   Line Distributors, Inc.
10.9*             Amended Employment Agreement between the Company and Barry Willson
10.10*            Amended Employment Agreement between the Company and Jerome Pearring
10.11*            Amended Employment Agreement between the Company and Theodore Farnsworth
10.12*            Consulting Agreement between Steve Haglund and Xstream Beverage Group, Inc.
10.13*            Consulting Agreement between Edward Arioli and Xstream Beverage Group, Inc.
10.14*            Asset Purchase Agreement dated March 1, 2004, by and among Beverage Network of
                   Hawaii and Pacific Rim Natural Juice Company, Inc.
10.15*            Assignment of Trademark entered into Xstream Brands, Inc. and The Maui Juice Oc. Inc.
10.16*            Business Consulting Agreement between Beverage Network of Hawaii, Inc. And Larry
                   Lassek
10.17*            Revised Employment Agreement entered into between Xstream Beverage Group, Inc. and
                   Theodore Farnsworth dated February 5, 2004.
10.18*            Revised Employment Agreement entered into between Xstream Beverage Group, Inc. and
                   Barry Willson dated February 5, 2004.
10.19*            Revised Employment Agreement entered into between Xstream Beverage Group, Inc. and
                   Jerry Pearring dated February 5, 2004.
31.1              Officer's Certificate Pursuant to Section 302
31.2              Officer's Certificate Pursuant to Section 302
32.1              Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002
32.2              Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002
99.7              Code of Ethics

*     Previously filed

(B) REPORTS ON FORM 8-K.

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT-RELATED FEES
We paid $33,000 in 2002 and $50,000 in 2003 in audit fees. In addition, we incurred audit related fees (primarily related to acquisition audits) of $0 in 2002 and $57,000 in 2003.

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES
The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES
The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                  Xstream Beverage Group, Inc.
                                  (Registrant)

                                  By: /s/Theodore Farnsworth
                                      ------------------------------------------
                                      Theodore Farnsworth, Chairman of the Board

Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                          Date
---------                       -----                                          ----
/s/ Theodore Farnsworth
-----------------------
Theodore Farnsworth,            Chairman of the Board                          March 30, 2004

/s/ Jerry Pearring
-----------------------
Jerry Pearring,                 President, CEO and Director                    March 30, 2004

/s/ Barry Willson
-----------------------
Barry Willson,                  Vice Chairman and Chief Scientific Officer     March 30, 2004


                          Xstream Beverage Group, Inc.
                                and Subsidiaries

                                    Contents


                                                                 Page
                                                                 -----

Independent Auditors' Report                                      F-2

Consolidated Balance Sheet                                        F-3

Consolidated Statements of Operations                             F-4

Consolidated Statements of Changes in Stockholders'
   Equity (Deficiency)                                            F-5

Consolidated Statements of Cash Flows                             F-6

Notes to Consolidated Financial Statements                        F-7 - F-28

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors of:
Xstream Beverage Group, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Xstream Beverage Group, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholder's equity (deficiency) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Xstream Beverage Group, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company's net loss in 2003 of $6,436,607, cash used in operations in 2003 of $627,392, and accumulated deficit of $16,868,669, shareholders' deficiency of $1,310,369 and working capital deficit of $1,340,464 at December 31, 2003 raises substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 27, 2004

                  XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003




ASSETS
    Current Assets:
      Cash                                                         $     51,764
      Accounts Receivable, net                                           89,533
      Inventory                                                         198,847
      Other Current Assets                                                7,405
                                                                   ------------
         Total Current Assets                                           347,549
                                                                   ------------
    Property and Equipment, Net                                          46,088
    Other Assets                                                         39,635
                                                                   ------------
TOTAL ASSETS                                                       $    433,272
                                                                   ============
LIABILITIES & SHAREHOLDER'S DEFICIENCY
    Liabilities:
      Current Liabilities:
         Accounts Payable                                          $    679,387
         Accrued Expenses                                               508,775
         Cash Overdraft                                                  27,900
         Loans and notes payable                                        215,974
         Loans Payable-Related Party                                    224,640
         Other Current Liabilities                                       31,337
                                                                   ------------
           Total Current Liabilities                                  1,688,013


      Long Term Liabilities:
         Term Loan Payable                                               55,628
                                                                   ------------
           Total Long Term Liabilities                                   55,628

    Shareholder's Deficiency:
      Preferred Stock, $0.001 par value, 10,000,000
        shares athorized,                                                   200
           Series A, 200,000 shares issued and
           outstanding
      Common Stock, $0.001 par value, 50,000,000                         20,276
        shares authorized, 20,276,279 shares issued
        and outstanding
      Common Stock Issuable (1,412,931 shares)                            1,413
      Paid in Capital                                                18,419,953
      Accumulated Deficit                                           (16,868,669)
                                                                   ------------
                                                                      1,573,173

         Less: Subscription promissory note                          (2,432,792)
         Less: Deferred consulting                                      (75,750)
         Less: Deferred Loan and Loan Guarantee Fees                   (375,000)
                                                                   ------------
           Total Shareholder's Deficiency                            (1,310,369)
                                                                   ------------

TOTAL LIABILITIES & SHAREHOLDER'S DEFICIENCY                       $    433,272
                                                                   ============


          See accompanying notes to consolidated financial statements.

                  XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                         2003           2002
                                                     -----------    -----------

Sales                                                $ 2,028,265    $        --

Cost of Goods Sold                                     1,458,198             --
                                                     -----------    -----------

Gross Profit                                             570,067             --
Expense
  Marketing & Selling                                    147,710             --
  Warehouse & Delivery                                   105,722             --
  Compensation                                         1,200,816        386,594
  Rent                                                   109,757         23,645
  Consulting Fees                                      1,788,919      3,758,365
  Professional Fees                                      270,732      1,552,933
  Loan and Loan Guarantee Fees                           325,500         50,000
  Bad Debt Expense                                        39,266             --
  Impairment Loss                                      1,720,274             --
  Other General & Administrative                         613,402        257,329
                                                     -----------    -----------

    Total Operating Expense                            6,322,098      6,028,866
                                                     -----------    -----------
Loss From Operations                                  (5,752,031)    (6,028,866)
Other Income/(Expense)
  Other Income                                            10,799             --
  Settlement gain                                             --        262,500
  Interest Income                                        170,820        128,651
  Interest Expense                                       (66,793)       (21,049)
  Settlement loss                                       (696,800)       (92,900)
  Other expense                                         (102,602)            --
                                                     -----------    -----------
    Total Other Income/(Expense)                        (684,576)       277,202
                                                     -----------    -----------

Net Loss                                             $(6,436,607)   $(5,751,664)
                                                     ===========    ===========

Net Loss per share - Basic and diluted               $     (0.43)   $     (0.83)
                                                     ===========    ===========

Weighted Average Shares Outstanding                   14,839,134      6,926,392
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                  XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                           Preferred Stock                 Common Stock                    Common Stock
                                         Shares         Amount         Shares          Amount         Issuable         Amount
                                      ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2001                 200,000   $        200      1,740,145    $      1,740               0    $         --
Stock issued for cash                           --             --      1,357,000           1,357              --              --
Offering costs                                  --             --             --              --              --              --
Stock issued for services and gifts             --             --      2,065,301           2,065          45,000              45
Cancellation of escrowed shares                 --             --       (175,000)           (175)             --              --
Stock issued as settlement                      --             --        175,000             175              --              --
Cashless exercise of warrants                   --             --          4,964               5              --              --
Stock issued as loan fee                        --             --        100,000             100              --              --
Stock issued to parent as
  promissory note
  subscription receivable                       --             --      4,267,500           4,268              --              --
Stock options granted for services              --             --             --              --              --              --
Amortization of deferred fees                   --             --             --              --              --              --
Stock issuable for cash                         --             --             --              --         156,230             156
Stock issuable for services                     --             --             --              --          20,000              20
Stock issuable as future
  offering costs                                --             --             --              --          47,200              47
Discount on convertible
  debenture                                     --             --             --              --              --              --
Interest on prommisory note
  subscription receivable                       --             --             --              --              --              --
Net loss, 2002                                  --             --             --              --              --              --
                                      ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2002                 200,000            200      9,534,910           9,534         268,430             268
                                      ============   ============   ============    ============    ============    ============


Stock issued for cash                           --             --        439,650             440         748,183             748
Stock issued as settlement                      --             --      2,295,000           2,295              --              --
Stock issued for services                       --             --      3,482,439           3,482              --              --
Stock issued for loans and loan
  guarantee fees                                --             --      1,401,000           1,401              --              --
Cancellation of subscription                    --             --        (44,000)            (44)             --              --
Cashless exercise of warrants                   --             --        200,000             200              --              --
Shares issued for debt                          --             --        315,000             315         562,598             563
Issuance of shares
  previously issuable                           --             --        166,280             166        (166,280)           (166)
Amortization of deferred fees                   --             --             --              --              --              --
Offering costs                                  --             --             --              --              --              --
Contributed accrued compensation                --             --             --              --              --              --
Stock issued for acquisition                    --             --      2,486,000           2,486              --              --
Interest on prommisory note
  subscription receivable                       --             --             --              --              --              --
Net Loss, 2003                                  --             --             --              --              --              --
                                      ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2003                 200,000   $        200     20,276,279          20,276       1,412,931    $      1,413
                                      ============   ============   ============    ============    ============    ============
[RESTUBBED]

                                         Additional      Accumulated       Deferred       Deferred
                                       Paid-in CapitaL     Deficit        Consulting    Compensation
                                      ---------------    ------------    ------------    ------------
Balance, December 31, 2001               $  4,309,987    $ (4,680,398)   $    (95,392)   $         --
Stock issued for cash                         824,143              --              --              --
Offering costs                               (109,059)             --              --              --
Stock issued for services and gifts         3,968,412              --       3,933,557)             --
Cancellation of escrowed shares                   175              --              --              --
Stock issued as settlement                     87,325              --              --              --
Cashless exercise of warrants                      (5)             --              --              --
Stock issued as loan fee                       49,900              --              --              --
Stock issued to parent as
  promissory note
  subscription receivable                   2,129,483              --              --              --
Stock options granted for services          1,159,283              --              --              --
Amortization of deferred fees                      --              --       3,780,086              --
Stock issuable for cash                       156,074              --              --              --
Stock issuable for services                    19,980              --              --              --
Stock issuable as future
  offering costs                               47,153              --              --              --
Discount on convertible
  debenture                                    70,000              --              --              --
Interest on prommisory note
  subscription receivable                          --              --              --              --
Net loss, 2002                                     --      (5,751,664)             --              --
                                         ------------    ------------    ------------    ------------
Balance, December 31, 2002                 12,712,850     (10,432,062)       (248,863)              0
                                         ============    ============    ============    ============


Stock issued for cash                         327,912              --              --              --
Stock issued as settlement                  1,192,705              --              --              --
Stock issued for services                   1,644,708              --        (281,842)        (37,500)
Stock issued for loans and loan
  guarantee fees                              699,099              --              --              --
Cancellation of subscription                  (43,956)             --              --              --
Cashless exercise of warrants                    (200)             --              --              --
Shares issued for debt                        455,078              --              --              --
Issuance of shares
  previously issuable                              --              --              --              --
Amortization of deferred fees                      --              --         454,955          37,500
Offering costs                                (61,377)             --              --              --
Contributed accrued compensation              252,621              --              --              --
Stock issued for acquisition                1,240,514              --              --              --
Interest on prommisory note
  subscription receivable                          --              --              --              --
Net Loss, 2003                                     --      (6,436,607)             --              --
                                         ------------    ------------    ------------    ------------
Balance, December 31, 2003                 18,419,953    $(16,868,669    $    (75,750)   $         --
                                         ============    ============    ============    ============
[RESTUBBED]

                                            Deferred
                                          Loan & Loan    Subscription
                                           Guarantee     Promissory Note
                                             Fees         Receivable         Total
                                         ------------    ------------    ------------
Balance, December 31, 2001               $         --    $         --    $   (463,863)
Stock issued for cash                              --         (44,200)        781,300
Offering costs                                     --              --        (109,059)
Stock issued for services and gifts                --              --          36,965
Cancellation of escrowed shares                    --              --               0
Stock issued as settlement                         --              --          87,500
Cashless exercise of warrants                      --              --               0
Stock issued as loan fee                           --              --          50,000
Stock issued to parent as
  promissory note
  subscription receivable                          --      (2,133,750)              0
Stock options granted for services                 --              --       1,159,283
Amortization of deferred fees                      --              --       3,780,086
Stock issuable for cash                            --              --         156,230
Stock issuable for services                        --              --          20,000
Stock issuable as future
  offering costs                                   --              --          47,200
Discount on convertible
  debenture                                        --              --          70,000
Interest on prommisory note
  subscription receivable                          --        (128,142)       (128,142)
Net loss, 2002                                     --              --      (5,751,664)
                                         ------------    ------------    ------------
Balance, December 31, 2002                          0      (2,306,092)       (264,164)
                                         ============    ============    ============


Stock issued for cash                              --              --         329,100
Stock issued as settlement                         --              --       1,195,000
Stock issued for services                          --              --       1,328,848
Stock issued for loans and loan
  guarantee fees                              375,000)             --         325,500
Cancellation of subscription                       --          44,000               0
Cashless exercise of warrants                      --              --               0
Shares issued for debt                             --              --         455,954
Issuance of shares
  previously issuable                              --              --               0
Amortization of deferred fees                      --              --         492,455
Offering costs                                     --              --         (61,377)
Contributed accrued compensation                   --              --         252,621
Stock issued for acquisition                       --              --       1,243,000
Interest on prommisory note
  subscription receivable                          --        (170,700)       (170,700)
Net Loss, 2003                                     --              --      (6,436,607)
                                         ------------    ------------    ------------
Balance, December 31, 2003               $   (375,000)   $ (2,432,792)   $ (1,310,369)
                                         ============    ============    ============


          See accompanying notes to consolidated financial statements

          XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                        2003         2002
                                                                   -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                       $(6,436,607)   $(5,751,664)
    Adjustments to reconcile net cash used in operations:
      Depreciation                                                       8,067            373
      Amortization                                                      44,500         18,333
      Bad debt                                                          39,266             --
      Loss on Conversion of Debt                                        85,050             --
      Contributed officer services                                     252,621             --
      Interest Income on subscription receivable                      (170,700)      (128,142)
      Stock based loan and loan guarantee fees                         325,500         50,000
      Stock based expenses                                           1,821,303      5,006,034
      Stock based settlement                                         1,195,000        107,500
      Gain on settlement                                                    --       (262,500)
      Impairment loss                                                1,720,274             --

    Changes in operating assets and liabilities:
      Accounts receivable                                              (12,022)            --
      Inventory                                                        (51,733)            --
      Other assets and deposits                                         20,658        (30,085)
      Accounts payable                                                 254,716         23,342
      Accrued expenses                                                 256,578        254,097
      Other taxes                                                           --         11,350
      Other current liabilities                                         20,137             --
                                                                   -----------    -----------

  Net cash used in operating activities                               (627,392)      (701,362)
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Disposal/Acquisition of Fixed Assets                               (25,845)        (5,889)
    Prepaid Acquisition Costs                                          (30,000)            --
    Loans to principal stockholder                                          --           (438)
    Cash acquired in recapitalization                                 (230,599)            --
                                                                   -----------    -----------

  Net cash used in investing activities                               (286,444)        (6,327)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Settlement payment                                                      --        (50,000)
    Proceeds from sale of common stock, net                            267,723        828,471
    Cash overdraft (repayment)                                          27,900           (453)
    Loan proceeds                                                      408,840             --
    Repayments of non-related party loans                               (9,801)            --
    Proceeds from related party loans                                  224,640         50,000
    Repayments of related party loans                                       --        (74,031)
                                                                   -----------    -----------

  Net cash provided by financing activities                            919,302        753,987
                                                                   -----------    -----------
Net cash increase                                                        5,466         46,298
Cash at beginning of period                                             46,298             --
                                                                   -----------    -----------
Cash at end of period                                              $    51,764    $    46,298
                                                                   ===========    ===========

Supplemental Disclosure of Non-cash Investing and
Financing Activities:

      Common stock issued for convertible debenture and interest   $    72,450    $        --
      Common stock issued for debt                                     298,454             --
                                                                   -----------    -----------


                                                                   $   370,904    $        --
                                                                   ===========    ===========


          See accompanying notes to consolidated financial statements.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------


NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------

         (A) ORGANIZATION AND NATURE OF BUSINESS

         Xstream Beverage Group, Inc. (the "Company" or "Xstream") was incorporated in Nevada on November 13, 1989.

         On September 14, 2001, the Company acquired Power Beverage Corp. in a transaction accounted for as a recapitalization of Power Beverage Corp. ("Power"). Power was incorporated in Florida on September 9, 2001. The Company was formed to acquire or merge with and operate specialty beverage companies.

         XStream completed the first two acquisitions anticipated in its business strategy, one on April 9, 2003, and one on May 1, 2003. These acquisitions were accounted for under the purchase method. See Note 2 for details. As a result of these initial acquisitions, XStream has ended its development stage and is now an operating brand development and distribution company.

         (B) PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its two active subsidiaries Beverage Network of South Florida, Inc. ("BNSF") and Beverage Network of Connecticut, Inc. ("BNCT"). All material intercompany balances and transactions have been eliminated in consolidation.

         (C) USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During 2003 and/or 2002, significant estimates include the valuation of intangible assets and resulting impairment charge, the allowance for doubtful accounts, the valuations of inventories and the value of capital stock issued for services.

         (D) ACCOUNTS RECEIVABLE

         Accounts receivable result from the sale of the Company's products and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be charged off.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

         (E) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciation is computed using the declining balance method over the estimated economic useful life of 5 years. Leasehold improvements are amortized using the straight-line method over the lease term. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

         (F) INTANGIBLE ASSETS AND IMPAIRMENT

         Acquired goodwill is considered to have an indefinite life pursuant to SFAS 142 and accordingly is not amortized but subject to periodic impairment tests. Acquired customer lists are considered to have a finite life pursuant to SFAS 142 to be amortized over the period the asset is expected to contribute to the future cash flows. XStream expected the period to be five years. Since BNSF and BNCT have operated at a loss since their acquisition, management has decided to record a 100% write down (the entire, remaining unamortized balance) of the acquired goodwill and other intangibles of BNSF and BNCT as of December 31, 2003 which management believes more properly reflects the current goodwill and other acquired intangibles valuation. The impairment loss in 2003 was $1,720,274.

         (G) Accounting for the Impairment of Long-Lived Assets

         We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any exceeds its fair market value.

         (H) Stock-Based Compensation

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

         The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

         In accordance with SFAS 123, for options issued to employees, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plan and options granted to employees outside of the plan. Had compensation cost for options granted under the employment agreements been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's net loss and net loss per share for the years ended December 31, 2003 and 2002 would have increased to the pro-forma amounts indicated below:

         The fair market value of the stock options granted to the employees in 2002 was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 3.02%, volatility 144% and expected term of two years and in 2003 with expected dividend yield 0%, risk-free interest rate of 1%, volatility 200% and expected term of three years.

                                                                                2003                    2002
                                                                           ---------------          ---------------

         Net loss                                          As reported     $    (6,436,607)         $ (5,751,664)
         Add: Stock-based employee compensation
         expense included in reported net loss, net
         of related tax effects                                            $         -              $      -
         Deduct: Total stock based employee
         compensation expense determined under fair
         value based method for all awards, (5) 1 net
         of related tax effects                                            $         -              $ (2,329,125)
                                                           Pro forma       $    (6,436,607)         $ (8,080,789)
         Net loss per share - basic and diluted            As reported     $         (0.43)         $      (0.83)
                                                           Pro forma       $         (0.43)         $      (1.17)

         (I) REVENUE RECOGNITION

         The Company follows the general criteria of the Securities and Exchange Commission Staff Accounting Bulletin 104 for revenue recognition. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

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

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------


         (J) SHIPPING AND HANDLING COSTS

         The Company follows the guidance of EITF 00-10, "Accounting for Shipping and Handling Fee and Costs". The Company's shipping costs of $50,952 in 2003 are included in warehouse and delivery expenses.

         (K) INCOME TAXES

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

         (L) NET LOSS PER COMMON SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the twelve ended December 31, 2003 and 2002, the diluted loss per share is the same as basic loss per shares since the effect of all common stock equivalents was antidilutive due to the net loss. At December 31, 2003, there were 342,500 common stock warrants outstanding, which may dilute future earnings per share.

         (M) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable, and loans approximate fair value due to the relatively short period to maturity for these instruments.

         (N) RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

         In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

         (O) RECLASSIFICATION

         Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

NOTE 2  ACQUISITIONS
--------------------

         (A) Total Beverage Network, Inc. d/b/a Beverage Network of South Florida (BNSF)

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

         In consideration for the transfer of the BNSF shares, XStream issued one million shares of its restricted common stock to the shareholders of BNSF. BNSF shareholders, subsequent to its acquisition by XStream, entered into 36-month employment agreements with XStream to become its CEO and President. BNSF will continue the operations of UFBD as a wholly owned subsidiary of XStream and has entered into employment agreements with existing key management. The General Manager's employment agreement included the issuance of 125,000 shares of XStream's restricted common stock upon signing the 24-month employment agreement. The value of these shares, $62,500 based on the common stock valued at $0.50, is considered an additional part of the purchase price since the General Manager was the previous owner and the shares are fully vested and non-forfeitable. Thus, the purchase price was $337,500. As part of employment agreements with two other former UFBD officers, an additional 75,000 shares of XStream restricted stock was issued and held in escrow pending completion of one year vesting requirements. These shares are recorded an unearned compensation at $0.50 per share and amortized over the one year vesting period. In October 2003, the management of Total Beverage Network, Inc. d/b/a Beverage Network of South Florida (BNSF) terminated their employment. The termination included a cash settlement of $11,053 of which $4,553 was due as of December 31, 2003. The agreement also included 5,000 shares of common stock valued at $0.50 per share, which was recognized as compensation. The remaining balance of $7,042 considered unearned compensation was recognized as an expense as of December 31, 2003.

         The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed at the date of the simultaneous acquisitions of BNSF and UFBD. Subject to BNSF's performance and third-party valuations, the allocation of purchases price is subject to refinement.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

                                                          April 9, 2003
                                                           -----------

         Purchase price of UFBF                            $   337,500
         Purchase price of BNSF                                500,000
                                                           -----------
         Aggregated purchase price                         $   837,500
                                                           ===========
         Current assets                                    $    68,178
         Fixed assets                                           13,145
         Customer list                                         200,000
         Goodwill                                              734,324
                                                           -----------
         Total assets acquired                               1,015,647
         Current liabilities assumed                          (178,147)
                                                           -----------
         Net assets acquired                               $   837,500
                                                           ===========

         Goodwill recognized is expected to be deducted over a 15 year period for tax purposes.

         (B) Beverage Network of Connecticut (BNCT)

         On May 1 2003, XStream closed on its purchase of all the assets and selected liabilities of Finish Line Beverage Distributors, Inc. (FLBD) effective May 1, 2003. The acquisition was transacted through Total Beverage Network of Connecticut, Inc., a newly formed wholly owned subsidiary of XStream. The results of FLBD operations have been included in the consolidated financial statements since May 2, 2003. FLBD is a beverage distributor in the New England market, servicing independent retailers.

         The aggregate purchase price of FLBD was $702,593, based on $152,593 in cash and 800,000 shares of XStream common stock valued at $0.50 per share, due at closing plus an additional $150,000 due in two installments. The value of the common shares was consistent with the offering price used in XStream's PPM, in circulation at the time.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                           May 1, 2003
                                                           -----------

         Aggregated purchase price                         $   702,593
                                                           ===========
         Current assets                                    $   212,729
         Fixed assets                                           23,453
         Customer list                                         400,000
         Goodwill                                              412,261
                                                           -----------
         Total assets acquired                               1,048,443
                                                           -----------
         Current liabilities assumed                          (274,547)
         Long term debt                                        (71,303)
                                                           -----------
         Current liabilities assumed                          (345,850)
                                                           -----------
         Net assets acquired                               $   702,593
                                                           ===========

         Goodwill recognized is expected to be deducted over a 15 year period for tax purposes.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------

         The table below summarizes the unaudited pro forma information of the results of operations for the years ended December 31, 2003 and 2002 as though the business combinations had been completed as of the beginning of the period being reported on:

                                                2003           2002
                                            -----------    -----------
         Sales                              $ 2,862,936    $ 2,665,016
         Cost of Goods                        2,217,948      2,264,257
                                            -----------    -----------
         Gross Profit                           644,988        400,759
         Operating and Other Expenses         7,210,365      6,273,317
                                            -----------    -----------
         Net Loss                           $(6,565,377)   $(5,872,558)
                                            ===========    ===========
         Net Loss per Share                 $     (0.44)   $     (0.85)
                                            ===========    ===========

NOTE 3  ACCOUNTS RECEIVABLE
---------------------------

Accounts receivable at December 31, 2003 was as follows:

Accounts receivable                                  $  142,320
Allowance for doubtful accounts                         (52,787)
                                                     ----------
                                                     $   89,533
                                                     ==========

Bad debt expense for 2003 and 2002 was $39,265 and $0, respectively.

NOTE 4  INVENTORIES
-------------------

Inventories are stated at the lower of cost or market determined on the "first-in, first-out" method. The Company had $198,847 and $0 consisting primarily of resalable product as of December 31, 2003 and December 31, 2002 respectively.

NOTE 5  OTHER CURRENT ASSETS
----------------------------

Other current assets (prepaid expenses) were $7,405 as of December 31, 2003.

NOTE 6  PROPERTY AND EQUIPMENT
------------------------------

Property and equipment at December 31, 2003 is as follows:

         Delivery Trucks                                      $ 20,399
         Warehouse Equipment                                    10,495
         Coolers                                                 7,977
         Office Equipment                                       12,412
         Furniture & Fixtures                                    3,245
                                                              --------
                                                                54,528
         Less: Accumulated depreciation                         (8,440)
                                                              --------
         Net                                                  $ 46,088
                                                              ========

Depreciation expense for 2003 and 2002 was $8,067 and $373, respectively.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------


NOTE 7  OTHER ASSETS AND INTANGIBLE ASSETS IMPAIRMENT
-----------------------------------------------------

The balance of $39,635 as of December 31, 2003 consists of the following:

         Prepaid acquisition cost                               $30,000
         Security deposit - office space                          7,135
         Security deposit - auto lease                            2,500
                                                                -------
                                                                $39,635
                                                                =======

As discussed in Note 1(F), the Company impaired its acquired goodwill and customer lists in 2003 recognizing am impairment loss of $1,720,274. Amortization on customer lists in 2003 was $44,500.

NOTE 8  ACCRUED EXPENSES
------------------------

Accrued compensation pursuant to three employment agreements was $252,621 at December 31, 2002. On March 31, 2003, the Board, which consists of the three officers subject to such employment agreements, approved the officers' forgiveness of their compensation accrued through December 31, 2002. The Company recognized contributed capital of $252,621 since this was a related party transaction.

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

Accrued compensation, reflecting new hires and amounts forgiven totaled $423,146 in the total accrued expense balance of $508,775 at December 31, 2003. The accrued consulting expense due to the former officers based on one-year consulting agreements for $40,000 totaled $50,508 in the total accrued expense balance of $508,775 at December 31, 2003.

NOTE 9  LOANS PAYABLE AND LOANS PAYABLE, RELATED PARTY
------------------------------------------------------

XStream Beverage, Inc. ("XBI"), a principal stockholder of the company owned by the XStream's chairman, periodically loans money to XStream. XStream's loans from XBI are undocumented, non-interest bearing, and due on demand. The balance due was $224,640 at December 31, 2003.

In November of 2003, the company obtained a $125,000 loan with a term of twelve months. The loan bears an annual interest rate of 10% to be accrued quarterly on the outstanding balance. The lender received 500,000 restricted shares of XSBG common stock as a loan fee in consideration of the note. The Company recognized a loan fee expense of $250,000 based on the contemporaneous share sale price of $0.50. The balance with accrued interest was $126,987 at December 31, 2003.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                -----------------


During 2003, XStream's principal broker also advanced money to the company as non-interest bearing demand notes with no specified term. An agreement was made on December 30, 2003 to convert the remaining balance of $298,454 to equity. The conversion resulted in the company issuing 562,598 shares, which were issuable as of December 31, 2003. The shares were valued at their fair value based on contemporaneous sales resulting in no gain or loss on the transaction.

In November of 2003, the Company entered into a non interest bearing arrangement with a six month term whereby a third party provided $109,000 of substituted collateral to secure a commercial line of credit for Beverage Network of Connecticut, Inc. in return for a consideration of 501,000 restricted shares of XStream Beverage Group, Inc. common stock. The Company computed a guarantee fee of $250,500 based on the $0.50 per share contemporaneous common stock sales price and is recognizing that fee over the six-month term with $83,500 charge to operations in 2003 included in loan and loan guarantee fees and $167,000 reflected in the deferred fees component of stockholders' equity at December 31, 2003.

Loans payable at December 31, 2003 were as follows:

Loans Payable - Other:
    June 2003, non-interest bearing, due on demand                      $ 30,174
    September 2003, $12,000 plus 8% interest (loan in default)            12,250
    November 2003, $125,000 plus 10% interest, due November 1, 2004      126,987
    Bank Line of Credit 6%, interest                                      43,695
    Automotive equipment loan                                              2,868
                                                                        --------
    Total Loans Payable - Other                                          215,974
    Loans Payable - Related Party                                        224,640
                                                                        --------
                                                                        $440,614
                                                                        ========
NOTE 10 CONVERTIBLE DEBENTURE CONVERSION
----------------------------------------

On December 20, 2002 (the "Commitment Date"), XStream issued a $70,000, 12% unsecured convertible debenture to an individual (the "holder") in exchange for that individual's payment to a legal services vendor under a settlement agreement. XStream recognized interest expense of $18,333 in December 2002 and $51,667 in January 2003, relating to a beneficial conversion. In April 2003, the debt and related accrued interest of $2,450 was converted and 315,000 common shares were issued valued at $157,500 based on recent cash sales of common stock at $0.50 per share. XStream accordingly recognized a loss on conversion of $85,050.

NOTE 11 OTHER CURRENT LIABILITIES
---------------------------------

The balance of $31,337 reflected as of December 31, 2003 consists of the following:

Customer credit balances of $11,685, and payroll tax liabilities of $19,652.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------


NOTE 12 TERM LOAN PAYABLE
-------------------------

Terms loan payable consists of the following at December 31, 2003:

               Bank term loan, 6% interest, due November 17, 2007      $55,628
                                                                       =======

NOTE 13 COMMITMENTS AND CONTINGENCIES
-------------------------------------

         (A) FACILITY LEASES

         Effective December 1, 2003 XStream terminated its month-to-month lease at its corporate headquarters in Boca Raton and co-located with its subsidiary, Beverage Network of South Florida (BNSF). Effective June 1, 2003, Beverage Network of South Florida entered into a 24-month lease for new distribution facilities. In November 2003, this lease was cancelled by the landlord and succeeded by another lease effective December 1, 2003 for a 12 month term ending November 30, 2004. The rent is $4,552 per month. Rent expense in 2003 for corporate headquarters and BNSF, post acquisition, was $32,564 and $40,842 respectively. Rent expense in 2002 was $23,645 including rent of $1,750 paid to an affiliate.

         Effective November 1, 2003 Beverage Network of Connecticut (BNCT) entered into a 60-month lease for new distribution facilities. The rent is $5,108 for the 13,622 square foot facility, with annual increases of $0.50 per square foot, per year.

         Rent expense in 2003, post acquisition, was $36,356.

         Minimum lease payments over the next five years are thereafter as follows:

               2004                    $112,500
               2005                      69,000
               2006                      75,000
               2007                      76,000
               2008                      68,000
                                       --------
                                       $400,500
                                       ========

         (B) EMPLOYMENT AGREEMENTS

         See Note 8 for details regarding accrued compensation.

         (C) PRIVATE PLACEMENT

         Effective November 13, 2003, XStream retired and replaced its existing Private Placement Memorandum (PPM) with a new PPM offering of up to 5,000,000 shares. The new PPM offers shares of common stock at $0.12 per unit.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

NOTE 14 STOCKHOLDER'S EQUITY AND RECAPITALIZATION
-------------------------------------------------

         (A) PREFERRED STOCK

         The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value. The Board of directors is authorized to issue series of preferred stock and to fix the designation, powers, preferences, and rights of the shares of each series. In addition, the Company may pay dividends of common stock to preferred stockholders. In October 2001, the Board of Directors authorized Series A preferred stock, which is cumulative voting and convertible and does not have dividend rights. Each share of preferred stock is convertible to one share of common stock and each share of preferred stock is entitled to 100 votes on each matter submitted to a vote of the total capital stock of the Company.

         There were 200,000 preferred Series A shares outstanding at December 31, 2003.

         (B) COMMON STOCK

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

         In February 2002, the Company issued 4,267,500 of its common shares to its founder and principal stockholder, Xstream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance was considered in substance, a compensation expense to be recognized during the service period pursuant to a verbal consulting agreement, which was effective April 1, 2002. Accordingly, the value of $10,668,750 had been recorded as a deferred compensation expense at March 31, 2002. In July 2002, effective April 1, 2002 the Company rescinded the consulting agreement and received a subscription for the 4,267,500 common shares, paid for in the form of a promissory note at the contemporaneous offering price of $0.50 per share resulting in a subscription promissory note receivable of $2,133,750. Under Delaware law, the promissory note is considered valid consideration for the issuance of capital stock. The note bears interest at 8% and is due August 13, 2003. Due to the rescission of the consulting agreements, the $10,668,750 deferred compensation and related $10,664,483 additional paid-in capital were reversed. Interest income for 2003 and 2002 was $170,700 and $128,142, respectively and accrued interest receivable is $299,042 and is deducted from equity as a subscription receivable at December 31, 2003.

         During February 2002, the Company issued 667,500 shares to various parties for nominal consideration. The issuance was treated as stock for consulting services and the Company recognized a consulting expense in 2002 of $1,668,700 based on the $2.50 per share trading price of the common stock on the grant date less a total of $50 received from some of the recipients later in the year.

         In March 2002, the Company issued 600,000 contingently returnable common shares for legal services to be rendered. The contingency was based on the law firm completing all periodic filings during 2002 and in no event later than January 10, 2003. The Company initially recorded $3,300,000 as deferred legal fees based on the $5.50 trading price of the

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

         common stock at the grant date to be recognized over the one year term of the legal services agreement, which was effective on January 1, 2002. The Company applies the variable accounting method under SFAS 123, EITF 96-18, and FIN 28, which provides that the Company must adjust the fair value of the shares at each balance sheet date to a current value until the contingency expires and a measurement date is achieved. As of December 31, 2002 based on a current private placement offering price of $1.00, the Company has recognized $600,000 of legal expense for the 600,000 shares issued. Due to the contingency, the 600,000 shares were reflected on the consolidated balance sheet as issued at December 31, 2002 but were not included in the computation of net loss per share in 2002. On January 10, 2003, the contingency expired and no expense adjustment was necessary, as the private placement offering at $1.00 was still active. The 600,000 shares are included in net loss per shares for 2003.

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

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

         In May 2002, the Company settled a legal matter by issuing 175,000 common shares. The shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value and settlement expense of $87,500. In addition, 175,000 previously issued shares held in escrow relating to the above matter were cancelled.

         On August 17, 2002, the Company agreed to issue 20,000 common shares to a consultant under a six month agreement. The related expense is recognized pro rata over the six month term of the agreement. The Company recognized consulting expense of $2,568 and $7,432 in 2003 and 2002, respectively, based on the contemporaneous offering price of $0.50 per share.

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

         On September 27, 2002, the Company became obligated to issue 175,000 common shares under a consulting agreement and was to place another 100,000 common shares into escrow to be release in six months. The 175,000 shares were valued at $87,500 based on the contemporaneous private placement offering price of $0.50 at September 27, 2002. In October 2002, the 100,000 shares, which were never placed into escrow, were released and issued to the consultant resulting in a value of $100,000 based on a new private placement offering price of $1.00 per share. The expense is to be recognized ratably over the one-year term of the agreement resulting in a consulting expense of $40,777 recognized in 2002 and a consulting expense of $146,723 recognized in 2003.

         From July through September 2002, the Company expensed $22,500 of consulting expense for 45,000 common shares based on the contemporaneous offering price of $0.50 per share.

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

         On October 31, 2002 (the "Settlement Date") the Company agreed to issue, under an amendment to a consulting agreement, 1,050,000 contingently cancelable common shares (including the 52,800 shares already issued under a July 2002 Agreement) in exchange for the investment bank raising or assisting with the raise of $10 million in equity capital for the Company. In addition, the amendment provided for an additional 20,000 common share issuance that is not contingently cancelable. Accordingly, another 950,000 common shares were issued to the investment bank and 67,200 were recorded as issuable at December 31, 2002. The 1,050,000 common shares issued were contingently cancelable at the Company's option if the full $10 million is not raised by September 30, 2003. The 47,200 issuable shares

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

         were recorded at December 31, 2002 as deferred consulting expense at the $1.00 contemporaneous offering price since they related to shares that should have been issued under the original consulting agreement. The 20,000 shares were valued at the contemporaneous cash offering price of $1.00 per common share and recorded as a $20,000 settlement expense on the Settlement Date. The 950,000 shares are contingent and therefore not recorded as outstanding at December 31, 2002 for accounting purposes in accordance with EITF 96-18 and related interpretations. In June 2003, the 950,000 shares were issued (see below).

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

         In January 2003, the Company issued 50,000 shares of restricted stock in consideration for consulting services rendered resulting in a consulting expense of $50,000 in January 2003 based on the contemporaneous offering price of $1.00 per share.

         In January 2003, the Company issued 140,000 shares as final settlement of a service agreement, 45,000 of which were reflected as issuable at December 31, 2002. The settlement loss was recognized at $95,000 based on the contemporaneous offering price of $1.00 per share.

         On January 15, 2003, the Company issued 350,000 shares pursuant to a twelve-month consulting agreement. The 350,000 shares were vested at the grant date resulting in a value of $350,000 based on the trading price on the grant date to be recognized over the twelve-month service period. During the twelve months ended December 31, 2003, $274,250 was recognized as consulting expense and $75,750 was deferred.

         In March 2003, the Company issued 105,000 shares for legal services to be rendered and sold 15,000 shares to the legal services provider. The shares were vested at the grant date resulting in a value of $60,000 based on the contemporaneous offering price of $0.50 per share. The company received proceeds in the amount of $7,500 and recognized a legal expense of $52,500.

         The company issued 200,000 common shares under an exercise provision relating to 200,000 options exercisable at $0.01, from options allegedly granted to a consultant. The validity of these options was in dispute and thus the company treated the stock issuance as a settlement. The company received proceeds in the amount of $2,000 and recognized a settlement loss of $98,000 based on the contemporaneous offering price of $0.50 per share.

         In March 2003, the Company issued 200,000 common shares for consulting services rendered, resulting in a consulting expense of $200,000 based on the contemporaneous offering price of $1.00 per shares.

         The Company issued to officers 200,000 common shares under a cashless exercise provision relating to 370,732 options exercisable at $1.75 per share.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

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

         In June 2003, the Company issued 20,000 common shares from the $1.00 private placement and 60,000 common shares from the $0.50 private placement for a total $50,000.

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

         In April 2003, XStream issued 315,000 common shares for a convertible debenture and accrued interest of $70,000 and $2,450, respectively. The issued shares were valued at the contemporaneous private placement offering of $.50 per share resulting in a fair value of $157,500. The Company recognized a settlement loss of $85,050. (See Note 10)

         In April, May and June 2003, XStream sold 311,800 common shares under the $0.50 per share Private Placement Memorandum for proceeds of $155,900.

         In June 2003, XStream issued 75,000 common shares for services to be rendered to two former employees of Universal Florida Beverage Distributors. These shares are being held in escrow by the XStream pending one year vesting requirements. The shares were valued at $0.50 per share and recorded as unearned compensation of $37,500 to be recognized over the one year vesting period.

         In June 2003, XStream issued 1,050,000 common shares to two former officers a settlement loss of $418,750 was recognized. (See Note 8)

         In July 2003, XStream issued 100,000 common shares for consulting and investor relation services. The issued shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $50,001 that was recognized immediately since the shares were fully vested at the start of the agreement.

         The Company also issued 1,050,000 contingent shares to an investment banker. Accordingly, 950,000 common shares became issued for accounting purposes and the Company charged a $475,000 consulting expense to operations for past services rendered.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

         In July 2003, XStream issued 203,000 common shares to all of its employees as a bonus for services performed to date. The issued shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $101,500, which was recognized immediately since the shares were fully vested at issuance.

         In July 2003, XStream issued 15,000 common shares to two prior consultants as compensation for past services performed. The issued shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $7,500, which was recognized immediately since the shares were fully vested at issuance.

         In August 2003, XStream issued 200,000 common shares to two prior employees as compensation for past services performed. The issued shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $100,000, which was recognized immediately since the shares were fully vested at issuance.

         During the quarter ending September 30, 2003, the Company issued 20,000 common shares under prior PPM's for $10,000.

         In August 2003, the Company issued 11,000 shares along with a $12,000 one year note to acquire the customer lists of American Natural Water Distributors. The shares were valued at $0.50 per shares and the resulting $5,500 was recorded as customer list.

         In October 2003, the company issued 150,000 shares as a loan fee with a fair value of $75,000 based on the contemporaneous offering price of $0.50 per share to the Chairman in consideration of a $75,000 due on demand loan. Accordingly, the $75,000 was recognized immediately as a loan fee.

         The company also issued 22,439 common shares as part of a consulting agreement, resulted in a consulting expense of $40,390.

         In November 2003, the company issued 250,000 shares as a loan fee in consideration of a non-interest bearing demand note from a consultant. The value of $125,000 based on the contemporaneous offering price of $0.50 per share was recognized immediately as a loan fee.

         The company issued another 500,000 shares as a loan fee in consideration of a one year note. The value of $250,000 based on the contemporaneous offering price of $0.50 per share is recognized over the one-year term with $42,000 expensed in 2003 and $208,000 deferred as a component of equity at December 31, 2003. (See Note 9)

         Xstream also issued 787,000 shares to employees as a bonus for services performed to date, and 5,000 shares as part of a termination agreement (see Note 2 (A)). The issued shares were valued at the contemporaneous private placement offering of $0.50 per share resulting in a fair value of $396,500, which was recognized immediately as compensation expense since the shares were fully vested at issuance.

         In November of 2003, the Company issued 501,000 share of common stock in consideration of $109,000 of substituted collateral to secure a commercial line of credit for Beverage Network of Connecticut (BNCT). A guarantee fee computed as $250,500 based on the

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

         contemporaneous private placement offering of $0.50 per share is recognized over the 6 month term with $83,500 charged to loan and loan guarantee fees in 2003 and $167,000 deferred as a component of equity at December 31, 2003.

         During the quarter ended December 31, 2003 the company issued stock for the following services: 50,000 to a consultant for past services, valued at $25,000 based on the private placement offering price of $0.50 per share. 750,000 shares were issued to an investment banker for past services, which were shares valued at $0.12 per share, (based on Private Placement Memorandum dated November 13, 2003) with the $90,000 fee recognized immediately.

         In December 2003, the company issued 300,000 shares to a consultant for services under a 9 month contract. The resulting expense of $36,000 based on the new offering cost $0.12 per shares will be recognized over the 9 month term beginning in 2004.

         XStream's principal broker agreed to convert the balance of its non-interest bearing demand notes totaling $298,454 to equity. The conversion resulted in the company issuing 562,598 shares, which were issuable as of December 31, 2003. There was no gain or loss on this transaction.

         The current Private Placement memorandum effective November 13, 2003, Offers 5,000,000 shares of common stock at $0.12 per share. In December 2003, the Company received gross proceeds of $88,000 with issuable shares totaling 733,333.

         (C) STOCK OPTIONS AND WARRANTS

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

         Effective February 1, 2002, the Company granted options to purchase 9,500,000 shares of common stock to three officers at an exercise price of $1.75 per share under their employment agreements. These options were cancelled in conjunction with the termination of the employees' employment agreements in 2003.

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

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

         A summary of the options issued under the employment and consulting agreements as of December 31, 2003 and 2002 and changes during the years is presented below:

                                                                  2003                               2002
                                                     ------------------------------     ----------------------------
                                                                       Weighted                           Weighted
                                                       Number of        Average           Number of        Average
                                                      Options and       Exercise         Options and       Exercise
                                                       Warrants          Price            Warrants          Price
                                                     -------------    -------------     ----------------------------
               Stock Options
               Balance at beginning of year            10,042,500     $        1.09          50,000      $     1.80
               Granted                                  2,000,000     $        1.40      10,000,000      $     1.09
               Exercised                                       --     $          --          (7,500)     $     1.80
               Forfeited                              (11,700,000)    $        1.74              --      $       --
                                                                       ------------      ----------      ----------
                                                     ------------
               Balance at end of year                     342,500     $        3.73      10,042,500      $     1.09
                                                     ============      ============      ==========      ==========

               Options exercisable end of year            342,500     $        3.73      10,042,500      $     1.09
                                                     ------------      ------------      ----------      ----------
               Weighted average fair value of
                options granted during the year     $          --                --              --      $     0.96
                                                                       ============                      ==========


         The following table summarizes information about employee stock options outstanding at December 31, 2003:

                        Options Outstanding                                                      Options Exercisable
      -------------------------------------------------------------------------------------------------------------------
                                                         Weighted         Weighted                              Weighted
            Range of                 Number               Average          Average          Number               Average
            Exercise              Outstanding at        Remaining          Exercise      Exercisable at         Exercise
              Price              December 31, 2003      Contractual         Price       December 31, 2003         Price
         --------------          -----------------       ---------         --------     -----------------       ---------
         $  3.00 - 5.00                  300,000         3.41 Years        $   4.00               300,000       $    4.00
                   1.80                   42,500         2.89 Years            1.80                42,500            1.80
                                 ----------------                          ---------     ----------------       ---------
                                         342,500                           $    3.73              342,500       $    3.73
                                 ================                          =========     ================       =========


NOTE 15 INCOME TAXES
--------------------
There was no income tax expense for the years ended December 31, 2003 and 2002 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended December 31, 2003 and 2002, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                              2003                  2002
                                                         ---------------       ----------------
Computed "expected" tax expense (benefit)               $    (2,188,446)      $     (1,955,566)
Recharacterization of prior year temporary difference             -                      2,098
Meals                                                             4,002                  -
Stock based expenses                                            968,778                  -
Contributed services                                             85,891
Change in valuation allowance                                (1,129,775)            (1,953,468)
                                                         ---------------       ----------------
                                                        $            --       $          -
                                                         ===============       ================

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:

Deferred tax assets:
Net operating loss carryforward         $  2,511,484
Bad debt allowance                            39,266
Impairment loss                            1,720,274
                                          ----------
Total gross deferred tax assets            3,109,728
Less valuation allowance                  (3,109,728)
                                          ----------
Net deferred tax assets                 $         --
                                          ==========

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

The valuation allowance was $1,979,953 at December 31, 2002. The increase during 2003 was $1,129,775.

The Company has a net operating loss carryforward at December 31, 2003 of approximately $7,386,000 available to offset future taxable income through 2023.

NOTE 16 RELATED PARTIES
-----------------------

The Company paid rent to an affiliate of an officer. Rent paid to that affiliate in 2002 was $1,750.

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

The balance due to a corporate principal stockholders controlled by a Director at December 31, 2003 was $224,640 (see Note 9)

NOTE 17 CONCENTRATIONS
----------------------

The Company operates primarily through its two subsidiaries with distributions areas in South Florida and Connecticut.

NOTE 18 GOING CONCERN
---------------------

As reflected in the accompanying consolidated financial statements, the Company has a net loss in 2003 of $6,436,607, cash used in operations in 2003 of $627,392 an accumulated deficit of $16,868,669 at December 31, 2003; and shareholders' deficiency of $1,310,369 and working capital deficit of $1,340,464 at December 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital (see Note 19) and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 19 SUBSEQUENT EVENTS
-------------------------

In January 2004, the Company acquired certain rights and interest in a trademarked beverage brand for 400,000 restricted common shares. We valued the acquisition at $100,000 based upon the closing bid price of our common stock on the date of closing. ($0.25 per share)

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

In February 2004, the Company forgave the subscription receivable promissory note for its parent and related accrued interest in exchange for the return of the 4,267,500 subscribed shares.

In March 2004, our wholly owned subsidiary, Beverage Network of Hawaii, Inc. (a Florida corporation), acquired all assets and certain liabilities of a Hawaii beverage company for 250,000 share of Xstream's restricted common stock. The transaction was valued at $75,000, based upon the March 1, 2004 closing price of $0.30 per share.

In March 2004, our wholly owned subsidiary, Xstream Brands, Inc. (a Florida corporation), acquired a beverage brand for $300,000 cash to be paid as stipulated in the agreement. The company is in the process of allocating the purchase price to net assets acquired.

In March 2004, our wholly owned subsidiary, Beverage Network of Massachusetts, Inc. (a Florida corporation), acquired substantially all assets and certain liabilities of a Massachusetts beverage company for $100,000 cash and 400,000 shares of Xstream's restricted common stock valued at $156,000. This was based upon the March 16, 2004 closing price of $0.39 per share. The company is in the process of allocating the purchase price to the net assets acquired.

In February 2004, the company entered into a Termination Agreement, Waiver and Release with two prior officers, terminating their consulting agreement of June 2003 by issuing 325,355 restricted common shares. (See Note 8)

In 2004, as of March 27, 2004 the company has issued 7,439,133 restricted shares under the private placement at $0.12 per share and issued 1,295,931 of the shares reflected as issuable, at December 31, 2003.