Form 10QSB
period 2004-03-31
XSTREAM BEVERAGE GROUP INC
filed 2004-05-20
CIK 853833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

                  For the transition period from__________ to ___________

                          XSTREAM BEVERAGE GROUP, INC.
                          ----------------------------
                (Name of Registrant as specified in its charter)

        NEVADA                             33-30158-A             05-0547629
      --------                           ------------            -----------
 (State or other jurisdiction of       (Commission File         (IRS Employer
incorporation or organization)            No.)               Identification No.)


   4800 NW 15th Avenue Bay A Fort Lauderdale, Florida 33309       (954)598-7997
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

         Yes  (X)                   No   ( )

                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date:

           CLASS                                  Outstanding at May 14, 2004
----------------------------                      ---------------------------
Common Stock $.001 par value                               42,376,618

                           XSTREAM BEVERAGE GROUP, INC.

PART I:   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

          Balance Sheet as of March 31,2004 (Unaudited)                      3

          Statement of Operations for the  three
           months ended March 31, 2004 (Unaudited)
           and March 31, 2003                                                4

          Statement of Cash Flows for the Three  Months
          Ended March 31, 2004 ( Unaudited) and Three
          Months Ended March 31, 2003                                        5

          Notes to Consolidated Financial Statements
          (Unaudited) as of March 31, 2004                                   6

          Management Discussion and Analysis of Financial
          Condition and Results of Operations                                ?

PART II: OTHER INFORMATION                                                   ??

                      XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                     MARCH 31, 2004
                                      (Unaudited)

ASSETS
     Current Assets:
        Cash                                                               $     53,642
        Accounts Receivable, net                                                175,652
        Inventory                                                               207,448
        Notes Receivable - Current                                                   --
        Other Current Assets                                                     12,137
                                                                           ------------
            Total Current Assets                                           $    448,879
                                                                           ------------
     Property and Equipment, Net                                                104,805
     Investment in Subsidiaries                                                      --
     Deferred Compensation                                                           --
     Trademarks                                                                 348,000
     Customer Lists, net                                                        186,124
     Goodwill                                                                   216,315
     Other Assets                                                                 8,750
                                                                           ------------
TOTAL ASSETS                                                               $  1,312,873
                                                                           ============
LIABILITIES & SHAREHOLDER'S DEFICIENCY
     Liabilities:
        Current Liabilities:
            Accounts Payable                                               $    740,885
            Accrued Expenses                                                    569,282
            Cash Overdraft                                                           --
            Loans - related parties
            Loans                                                               840,405
            Convertible Debenture
            Other Current Liabilities                                            36,086
                                                                           ------------
               Total Current Liabilities                                      2,186,658
                                                                           ------------


        Long Term Liabilities:
            Loans                                                                52,305
                                                                           ------------
               Total Long Term Liabilities                                       52,305
                                                                           ------------
     Shareholder's Deficiency:
        Preferred Stock, $0.001 par value, 10,000,000 shares authorized,            200
            Series A, 200,000 shares issued and outstanding
        Common Stock, $0.001 par value, 50,000,000 shares authorized,            36,303
            36,301,802 shares issued and outstanding
        Common Stock Issuable (1,514,227 shares)                                  1,514
        Paid in Capital                                                      18,594,435
        Accumulated Deficit                                                 (19,296,092)

            Less: Stock subscription receivable
            Less: Deferred consulting                                           (75,700)
            Less: Deferred Fees                                                (186,750)
                                                                           ------------
               Total Shareholder's Deficiency                                  (926,090)
                                                                           ------------
TOTAL LIABILITIES & SHAREHOLDER'S DEFICIENCY                               $  1,312,873
                                                                           ============

                 See accompanying notes to financial statements.

                  XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                         ----------------------------
                                             2004            2003
                                         ------------    ------------

Sales                                    $    604,560    $     10,304

Cost of Goods Sold                            517,639           4,612
                                         ------------    ------------
Gross Profit                                   86,921           5,692

Expense
  Marketing & Selling                         186,719              --
  Warehouse & Delivery                         41,474              --
  Compensation                              1,722,901         127,985
  Rent                                         39,973           7,791
  Consulting Fees                             169,096         424,941
  Professional Fees                            69,956          53,283
  Guarantee Fee                               125,250              --
  Other General & Administrative              158,804          76,942
                                         ------------    ------------
     Total Operating Expense                2,514,172         690,942
                                         ------------    ------------
Loss From Operations                       (2,427,252)       (685,250)

Other Income/(Expense)

  Other Income                                 29,375              --
  Settlement gain                                  --              --
  Interest Income                              14,030          42,118
  Interest Expense                             (4,634)        (51,667)
  Settlement loss                             (20,921)       (193,000)
  Other expense                               (18,021)             --
                                         ------------    ------------
     Total Other Income/(Expense)                (171)       (202,549)
                                         ------------    ------------
Net Loss                                 $ (2,427,423)   $   (887,799)
                                         ============    ============

Net Loss per share - Basic and diluted   $      (0.09)   $      (0.09)
                                         ============    ============

Weighted Average Shares Outstanding -
  Basic and diluted                        27,238,945      10,218,110
                                         ============    ============

                  See accompanying notes to financial statements.

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             For the Three Months Ended
                                                      March 31,
                                              ------------------------
                                                 2004           2003
                                              -----------    ---------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                 $(2,427,423)   $(887,799)
     Adjustments to reconcile net cash
       used in operations:
       Depreciation                                 1,983          236
       Amortization of Deferred Expenses          216,800       51,667
       Gain on Conversion of Debt                  (3,000)          --
       Interest Income on
         subscription receivable                  (42,090)          --
       Stock issued for debt conversion             6,809           --
       Stock based expenses                     1,567,265      465,025
       Stock based settlement                      23,921      193,000

     Changes in operating assets
       and liabilities:
       Accounts receivable                        (48,894)     (10,304)
       Inventory                                    3,526      (28,203)
       Prepaids and other current assets           (4,731)          --
       Other assets and deposits                   30,885           --
       Accounts payable                           (55,027)       8,056
       Accrued expenses                            34,625       84,818
       Other current liabilities                    4,749           --
                                              -----------    ---------
  Net cash used in operating activities          (648,512)    (165,594)
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions                                (140,500)          --
     Proceeds from return of deposit                   --       25,000
     Advance to pending acquiree                       --      (25,000)
                                              -----------    ---------
  Net cash used in investing activities          (140,500)          --

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Loan proceeds                                 12,499       70,514
     Proceeds from sale of common stock           930,696       17,200
     Cash overdraft (repayment)                   (27,898)          --
     Proceeds from related party loans             25,000       36,500
     Offering costs                              (108,370)      (1,950)
     Repayments of non-related party loans         (9,077)          --
     Repayments of related party loans            (31,960)          --
                                              -----------    ---------
Net cash provided by financing activities         790,890      122,264
                                              -----------    ---------
Net cash increase (decrease)                        1,878      (43,330)
Cash at beginning of period                        51,764       46,298
                                              -----------    ---------
Cash at end of period                         $    53,642    $   2,968
                                              ===========    =========

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities:

       Interest Paid                          $     4,634    $      --
       Common stock issued for acquisitions   $   126,000    $      --
       Common stock issued for services       $ 1,567,265    $ 465,025
       Common stock issued for settlements    $    23,921    $ 193,000
                                              -----------    ---------
                                              $ 1,721,820    $ 658,025
                                              ===========    =========

                 See accompanying notes to financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES:
------------------------------------------------------------------

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

XStream completed the first four acquisitions anticipated in its business strategy as follows, Beverage Network of South Florida, ("BNSF) on April 9, 2003; Beverage Network of Connecticut, Inc. ("BNCT") on May 1, 2003; Beverage Network of Hawaii ("BNHI") on March 1, 2004; Beverage Network of Massachusetts ("BNMA") on March
15, 2004. These acquisitions were accounted for under the purchase method. (See
Note 2 for details.) XStream is now an operating brand development and distribution company.

The accompanying consolidated financial statements include the accounts of XStream and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The Company follows the general criteria of the Securities and Exchange Commission Staff Accounting Bulletin 104 for revenue recognition. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company recognizes revenue upon acceptance of delivery of its product by its customers at agreed prices. Based on market conditions, the Company or its suppliers may choose to promote certain brands by offering free product or case volume discounts. The cost of any supplier sponsored promotion is recoverable in whole or in part from the supplier. The Company follows the guidance of Emerging Issues Task Force
(EITF) Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer". Accordingly, the Company does not recognize revenue on free promotional product or discounts. Further, the Company recognizes as a cost of sale, the cost of free promotional product net of any available charge-backs to the suppliers.

Acquired goodwill is considered to have an indefinite life pursuant to SFAS 142 and accordingly is not amortized but subject to periodic impairment tests. Acquired customer lists are considered to have a finite life pursuant to SFAS 142 to be amortized over the period the asset is expected to contribute to the future cash flows. XStream expects the period to be five years. The customer lists will also be subject to periodic impairment tests. Since the goodwill was recently acquired in the quarter ended June 30, 2003 and the Company is in process of completing its allocation of intangibles, impairment testing will be performed at or before year-end. (See Note 5)

For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in XStream's Form 10-KSB.

NOTE 2 - NET LOSS PER COMMON SHARE:
-----------------------------------

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the three months ended March 31, 2004 and 2003, the diluted loss per share is the same as basic loss per shares since the effect of all common stock equivalents was antidilutive due to the net loss. At March 31, 2004 there were 300,000 common stock warrants outstanding, which may dilute future earnings per share.

NOTE 3 - ACQUISITIONS:
----------------------

Squeeze Transaction - On January 14th, 2004, our wholly owned subsidiary, Xstream Brands, Inc., a Florida Corporation, entered into an Assignment of Trademark with Squeeze Beverage, Inc., for the assignment of all of its rights and interests in the Mark "SQUEEZE" for carbonated flavored soft drinks and seltzer water, including all variations thereof such any spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. We delivered 400,000 shares of our restricted common stock to Squeeze Beverages, Inc. in exchange for the assignment of the Mark. Based upon the closing bid of our common stock on the date of closing, ($0.25 per share) we valued the acquisition at $100,000.

Maui Juice Transaction - On March 1, 2004, our wholly owned subsidiary, Xstream Brands, Inc., a Florida Corporation, ("Xstream Brands"), entered into an Assignment of Trademark with The Maui Juice Company, Inc. ("Maui"), for the assignment of all of its rights and interests in the Mark "Maui Juice Company", including all variations thereof such any spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. The purchase price for the assignment of the mark was $300,000 (in cash) to be paid under the terms of the agreement.

Pacific Rim Transaction - On March 1, 2004 our wholly owned subsidiary, Beverage Network or Hawaii, Inc. a Florida corporation ("BNHI"), acquired substantially all of the assets and assumed certain liabilities of Pacific Rim Natural Juice Company, Inc., a Hawaii corporation ("Pacific Rim").
This acquisition was consummated pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated March 1, 2004 by and among Beverage Network (the "Acquiror") and Pacific Rim. Under the terms of the Purchase Agreement, the Acquiror purchased substantially all of the assets of Pacific Rim and assumed certain liabilities for 250,000 shares of Xstream's restricted common stock which, (based upon the March 1, 2004 closing price of $0.30), had a value of $75,000.

Simultaneously with the Asset Purchase agreement, Beverage Network of Hawaii, Inc. entered in to a one-year consulting agreement (with the option for annual renewals as agreed upon by both parties) with the owner of Pacific Rim Natural Juices. The consulting fee (to be paid quarterly) is a calculation based on 1% of adjusted gross profit with a minimum guaranteed payment of $1,250 per quarter.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Pacific Rim Natural Juice Company. Subject to BNHI's performance and third-party valuations, the allocation of purchases price is subject to refinement.

                                                      March 1, 2004
                                                      -------------

         Aggregate purchase price                        $ 45,500
                                                         ========
         Current assets                                  $ 12,311
         Fixed assets                                      16,250
         Customer list                                     38,350
         Goodwill                                          44,695
                                                         --------
                            Total assets acquired         111,606
                                                         --------
         Current liabilities assumed                       66,106
                                                         --------
                                   Net assets acquired   $ 45,500
                                                         ========

Goodwill recognized is expected to be deducted over a 15 year period for tax purposes.

The table below summarizes the pro forma information of the results of operations from inception to date and three months ended March 31, 2004 as though the business combinations had been completed as of the beginning of the period being reported on:

                                     Inception          Three Months Ended
                              (March 2) -- March 31,        March 31,
                              --------------------    ---------------------
                                2004         2003       2004        2003
                              --------    --------    --------    ---------
         Sales                $ 15,758    $ 13,599    $ 46,257    $  39,920
         Cost of Goods          12,554      11,895      36,852       34,917
                              --------    --------    --------    ---------

         Gross Profit            3,204       1,704       9,405        5,003
         Operating Expenses     32,448      44,729      95,251      131,303
                              --------    --------    --------    ---------
         Net Ordinary Loss     (29,244)    (43,025)    (85,845)    (126,300)

         Other Expenses         (1,650)     (4,945)     (4,844)     (13,569)
                              --------    --------    --------    ---------

         Net Loss             $(30,894)   $(47,970)   $(90,689)   $(139,869)
                              ========    ========    ========    =========

         Net Loss per Share   $  (0.00)   $  (0.00)   $  (0.00)   $   (0.01)
                              ========    ========    ========    =========

Ayer Beverage Transaction - On March 15, 2004 our wholly owned subsidiary, Beverage Network of Massachusetts, Inc., a Florida Corporation ("BNMA") acquired substantially all of the assets and assumed certain liabilities of Ayer Beverages, Inc., a Massachusetts corporation ("Ayer Beverage"). This acquisition was consummated pursuant to an Asset Purchase agreement (the "Purchase Agreement") dated March 15, 2004, by and among Beverage Network of Massachusetts (the "Acquiror") and Ayer Beverage. Under the terms of the purchase Agreement, the Acquiror purchased substantially all of the assets of Ayer Beverage and assumed certain of its liabilities for 400,000 shares of Xstream's restricted common stock which, (based upon the March 15, 2004 closing price of $0.39) had a value of $156,000 and $200,000 cash pursuant to the terms of the purchase agreement.

Beverage Network of Massachusetts has also entered into an employment agreement with existing key management of Ayer Beverage, Inc. The agreement is for a period of thirty-six months, commencing March 15, 2004, at a base salary of $80,000 per year. The employee is also entitled to receive an issue of 15,000 shares of Xstream Beverage Group, Inc. ("XSBG") restricted stock upon completion of the first and second anniversary of the agreement and 30,000 shares upon completion of the third anniversary of the agreement. The agreement also stipulates for an employee bonus to be calculated on the quarterly gross profit (from 2% - 3%) based upon performance as mandated by management's profit targets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Ayer Beverages, Inc. Subject to BNMA's performance and third-party valuations, the allocation of purchases price is subject to refinement.

                                                      March 15, 2004
                                                      --------------

         Aggregate purchase price                        $248,000
                                                         ========

         Current assets                                  $ 39,041
         Fixed assets                                      44,450
         Customer list                                    147,773
         Goodwill                                         171,620
                                                         --------
                            Total assets acquired         402,884
                                                         --------

         Current liabilities assumed                      154,884
                                                         --------
                                   Net assets acquired   $248,000
                                                         ========

Goodwill recognized is expected to be deducted over a 15 year period for tax purposes.

The table below summarizes the pro forma information of the results of operations from inception to date and three months ended March 31, 2004 as though the business combinations had been completed as of the beginning of the period being reported on:
                                    Inception            Three Months Ended
                              (March 16) -- March 31,         March 31,
                               --------------------    ----------------------
                                 2004        2003         2004         2003
                               --------    --------    ---------    ---------
         Sales                 $ 37,068    $ 31,990    $ 210,824    $ 181,941
         Cost of Goods           48,230      45,698      274,308      259,907
                               --------    --------    ---------    ---------
         Gross Profit           (11,162)    (13,708)     (63,484)     (77,966)
         Operating Expenses      12,495      17,224       71,065       97,964
                               --------    --------    ---------    ---------
         Net Ordinary Income    (23,657)    (30,932)    (134,549)    (175,730)
         Other Expenses            (162)       (454)        (921)      (2,581)
                               --------    --------    ---------    ---------
         Net Income            $(23,819)   $(31,386)   $(135,470)   $(178,311)
                               ========    ========    =========    =========
         Net Loss per Share    $  (0.00)   $  (0.00)   $   (0.00)   $   (0.02)
                               ========    ========    =========    =========

NOTE 4 - ACCOUNTS RECEIVABLE:
-----------------------------

Accounts Receivable for the three months ending March 31, 2004 is $227,439 with an allowance for bad debt of $52,787 compared to $10,304 (with no allowance for bad debt) as of March 31, 2003.

NOTE 5 - INVENTORY:
-------------------

Inventories are stated at the lower of "first-in, first-out" cost or market. The Company had $207,448 and $ 25,000 consisting primarily of resalable product as of March 31, 2004, and March 31, 2003 respectively.

NOTE 6 - OTHER CURRENT ASSETS:
------------------------------

The balance of $12,136 as of March 31, 2004 consists primarily of prepaid expenses.

NOTE 7 - FIXED ASSETS:
----------------------

Property and equipment at March 31, 2004 is as follows:

                  Delivery Trucks         $  55,399
                  Warehouse Equipment        34,395
                  Coolers                     7,977
                  Computers                   9,350
                  Office Equipment            4,261
                  Furniture & Fixtures        3,845
                                          ---------
                                            115,227
         Less: Accumulated Depreciation     (10,422)
                                          ---------

         Net:                             $ 104,805
                                          =========

Depreciation expense for the three months ended March 31, 2004, and March 31, 2003 was $1,982 and $236 respectively.

NOTE 8 - OTHER ASSETS:
----------------------

The balance of $8,750 reflected as of March 31, 2004 consisted of security deposits.

NOTE 9 - ACCRUED EXPENSE-SALARIES, ACCRUED EXPENSE-OTHER:
---------------------------------------------------------

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

Effective February 5, 2004, the company executed revised employment agreements for its Chairman, President and Vice President stipulating an annual base compensation of $130,000 each. Accrued compensation reflecting officers, new hires and acquisitions, for the period ending March 31, 2004 was as follows:

         Accrued Salaries-Officers/Directors:   $423,993
         Accrued Salaries-Other:                  88,327
                                                --------
                  Total Salaries:               $512,320

The balance of $56,962 of accrued expenses reflected in the total amount of $569,282 at March 31, 2004 consists of accounting/audit fees and payroll tax liabilities.

NOTE 10 - LOANS PAYABLE AND LOANS PAYABLE, RELATED PARTY:
---------------------------------------------------------

In January, 2004, an agreement was made to convert a $15,000 third party, non-interest bearing demand note to equity with the common shares valued at the current PPM price of $0.12 per share. The transaction resulted in the company recognizing a gain on conversion of $3,000.

In March, 2004, a principal shareholder advanced $25,000 to the company as a non-interest bearing demand note with no specified term.


Loans payable at March 31, 2004 were as follows:

Loans Payable - Other:

             June 2003, non-interest bearing, due on demand                    $ 15,175
             September 2003, $12,000 plus 8% Interest (loan in default)          12,499
             November 2003, $125,000 plus 10% interest, due November 1, 2004    127,048
             Bank Line of Credit 6%, Interest                                    61,717
             Automotive equipment loan                                            3,405
             March 2003, non-interest bearing, due April, 2005                  100,000
             March 2003, non-interest bearing, due April, 2112                  275,000
             March 2003, $27,882 Plus 8%, due June, 2004                         27,882
                                                                               --------
Total Loans Payable - Other                                                    $622,726

Loans Payable - Related Party                                                   217,680
                                                                               --------
                                                                               $840,406
                                                                               ========

NOTE 11 - OTHER CURRENT LIABILITIES:
------------------------------------

The balance of $36,086 reflected as of March 31, 2004 consists of the following:

  Customer credit balances of $14,075, and customer deposits payable of $22,011.

NOTE 12 - TERM LOAN PAYABLE:
----------------------------

Term loans payable consists of the following at March 31, 2004:

  Bank term loan, 6% interest, due November 17, 2007                    $52,305


NOTE 13 - COMMITMENTS AND CONTINGENCIES:
----------------------------------------

     (A) FACILITY LEASES

         Effective December 1, 2003 XStream terminated its month-to-month lease at its corporate headquarters in Boca Raton and co-located with its subsidiary, Beverage Network of South Florida ("BNSF"). Effective June 1, 2003, Beverage Network of South Florida entered into a 24-month lease for new distribution facilities. In November 2003, this lease was cancelled by the landlord and succeeded by another lease effective December 1, 2003 for a 12 month term ending November 30, 2004. The rent is $4,552 per month. Rent expense in for the period ending March 31, 2004 for corporate headquarters and BNSF, was $12,790 while rent expense in 2003 was $7,791 for the same period.

         Effective November 1, 2003 Beverage Network of Connecticut (BNCT) entered into a 60-month lease for new distribution facilities. The rent is $5,108 for the 13,622 square foot facility, with annual increases of $0.50 per square foot, per year. Rent expense for the period ending March 31, 2004, was $17,825.

        Beverage Network of Hawaii, Inc. ("BNHI")assumed the current lease as part of acquiring the assets of Pacific Rim Natural Juice Company. The terms are month-to-month with the rent of $1,038 per month. Management is actively pursuing alternate space to accommodate current distribution and future growth. The former owner paid the rent before the acquisition, therefore, no rent expense was charged to operations during the period ending March 31, 2004.

        Beverage Network of Massachusetts, Inc. ("BNMA") assumed the lease from Ayer Beverage, Inc., consisting of 4,300 square foot facility at a cost of $1,425 monthly. The current lease expires on June 30, 2004 with an annual renewal option. The rent charged to operations was $1,425 as of March 31, 2004.

    (B) EMPLOYMENT AGREEMENTS

         See Note 8 for details regarding accrued compensation.

    (C) PRIVATE PLACEMENT

         Effective February 17, 2004, XStream retired and replaced its existing Private Placement Memorandum (PPM) with a new PPM offering of up to 1,200,000 shares of common stock at $0.12 per unit.

NOTE 14 - STOCKHOLDER'S EQUITY AND RECAPITALIZATION:
----------------------------------------------------

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

         There were 200,000 preferred Series A shares outstanding at March 31, 2004.

     (B) COMMON STOCK

         In February 2002, the Company issued 4,267,500 of its common shares to its founder and principal stockholder, Xstream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance was considered in substance, a compensation expense to be recognized during the service period pursuant to a verbal consulting agreement, which was effective April 1, 2002. Accordingly, the value of $10,668,750 had been recorded as a deferred compensation expense at March 31, 2002. In July 2002, effective April 1, 2002 the Company rescinded the consulting agreement and received a subscription for the 4,267,500 common shares, paid for in the form of a promissory note at the contemporaneous offering price of $0.50 per share resulting in a subscription promissory note receivable of $2,133,750. Under Delaware law, the promissory note is considered valid consideration for the issuance of capital stock. The note bears interest at 8% and is due August 13, 2003. Due to the rescission of the consulting agreements, the $10,668,750 deferred compensation and related $10,664,483 additional paid-in capital were reversed. Interest income for 2003 and 2002 was $170,700 and $128,142, respectively and accrued interest receivable is $299,042 and is deducted from equity as a subscription receivable at December 31, 2003. In January 2004, the Company forgave the subscription receivable promissory note for its parent and related accrued interest in exchange for the return of the 4,267,500 subscribed shares. The shares have been returned to our treasury but have not been cancelled.

         On January 15, 2003, the Company issued 350,000 shares pursuant to a twelve-month consulting agreement. The 350,000 shares were vested at the grant date resulting in a value of $350,000 based on the trading price on the grant date to be recognized over the twelve-month service period. During the twelve months ended December 31, 2003, $321,450 was recognized as consulting expense $28,550 as deferred. The deferred balance of $28,550 was recognized as consulting expense as of March 31, 2004.

         The company issued 500,000 shares as a loan fee in consideration of a one year note. The value of $250,000 based on the contemporaneous offering price of $0.50 per share is recognized over the one-year term with $42,000 expensed in 2003 and $208,000 deferred as a component of equity at December 31, 2003. The company recognized an expense of $63,000 with a deferred balance of $145,000 as March 31, 2004.

         In November of 2003, the Company issued 501,000 share of common stock in consideration of $109,000 of substituted collateral to secure a commercial line of credit for Beverage Network of Connecticut (BNCT). A guarantee fee computed as $250,500 based on the contemporaneous private placement offering of $0.50 per share is recognized over the 6 month term with $83,500 charged to loan and loan guarantee fees in 2003 and $167,000 deferred as a component of equity at December 31, 2003. The company recognized an expense of $125,250 with a deferred balance of $41,750 as of March 31, 2004.

         In December 2003, the company issued 300,000 shares to a consultant for services under a 9 month contract. The resulting expense of $36,000 based on the new offering cost $0.12 per shares will be recognized over the 9 month term beginning in 2004. The company recognized an expense of $12,000 with a deferred balance of $24,000 as of March 31, 2004.

In January, 2004, the company issued 1,295,927 shares, previously recorded as issuable as of December 31, 2003.

In January, 2004 the company issued 110,000 shares of restricted common stock for legal services provided to the company. The shares were valued at the current PPM price of $0.12 per share with the expense of $13,200 recognized immediately.

An agreement was made to convert a $15,000 third party, non-interest bearing demand note to 100,000 common shares valued at the current PPM price of $0.12 per share. The transaction resulted in the company recognizing a gain on conversion of $3,000.

In January, 2004, the company issued 15,500 of restricted common stock to consultants for past services. The shares were valued at the contemporaneous offering price of $0.12 per share with the expense of $1,860.00 recognized immediately.

In January 2004, our wholly owned subsidiary, Xstream Brands, Inc. entered into an Assignment of Trademark with Squeeze Beverage, Inc., for the assignment of all of its rights and interests in the Mark of "SQUEEZE" for carbonated flavored soft drinks and seltzer water, including all variations thereof such any spelling, formatives, phonetic variations and stylized designs of the same an all goodwill associated therewith. The Company issued 400,000 restricted common shares based upon the closing bid price of our common stock on the date of closing; ($0.25 per share) The acquisition was valued at $100,000. (See Note 3)

The company also issued 75,000 common shares to a consultant valued at the contemporaneous PPM offering price of $0.12 per share. The services provided are for a period of six months, (01/01/04 -06/30/04) with $4,500 being recognized immediately and the balance of $4,500 being deferred over the remainder of the contract.

In February, 2004 the company issued 10,000,000 shares in consideration of employment services provided to the company: 6,000,000 shares were issued to Theodore Farnsworth, Chairman; 2,000,000 shares each to Jerome Pearring, President/CEO and Barry Willson, Vice President/Secretary. The company retained the services of an independent accounting firm to perform a valuation analysis on this transaction; the results were as follows: The 6,000,000 shares were valued at $0.125 per share, while the two issuances of 2,000,000 each were valued at $0.15 per share. As the shares were issued for past services, the expense of $1,350,000 was recognized immediately.

In February 2004, the company entered into a Termination Agreement, Waiver and Release with two prior officers, terminating their consulting agreement of June 2003 by issuing 325,355 restricted common shares valued at the current offering price of $0.12 per share. A loss of $23,921 was recognized immediately as a result of the transaction.

In March of 2004, the company issued 104,166 shares of restricted common stock for legal services provided to the company. The shares were valued at the current PPM price of $0.12 per share with the expense of $12,500 recognized immediately.

The company also issued 2,941 shares to a consultant pursuant to the execution of a 12 month agreement which stipulates shares to be issued quarterly. Per the agreement, the shares were valued at $0.41 per share and an expense of $1,205.81 was recognized immediately.

The company issued 600,000 shares to a broker for past services. The shares were valued at the current PPM price of $0.12, with the company recognizing an expense of $72,000.

In March 2004, our wholly owned subsidiary, Beverage Network of Hawaii, Inc. (a Florida corporation), acquired all assets and certain liabilities of a Hawaii beverage company for 250,000 shares of the company's restricted common stock. The transaction was valued at $75,000, based upon the March 1, 2004 closing price of $0.30 per share. (See Note 3)

In March 2004, our wholly owned subsidiary, Beverage Network of Massachusetts, Inc. (a Florida corporation), acquired substantially all assets and certain liabilities of a Massachusetts beverage company for cash and 400,000 shares of the company's restricted common stock valued at $156,000. This was based upon the March 16, 2004 closing price of $0.39 per share. (See Note 3)

During the first quarter, 2004, the company issued 6,614,134 shares of restricted common stock in consideration of subscriptions for the current private placement memorandum at an offering price of $0.12 per share. As of March 31, 2004, there are currently 1,141,667 shares of common stock issuable for proceeds received for the private placement memorandum.

(C) STOCK OPTIONS AND WARRANTS


The following table summarizes information about employee stock options outstanding at March 31, 2004:

                           Options Outstanding                 Options Exercisable
              -------------------------------------------  ---------------------------

                                 Weighted        Weighted                     Weighted
Range of      Number             Average         Average   Number             Average
Exercise      Outstanding at     Remaining       Exercise  Exercisable at     Exercise
Price         March 31, 2004     Contractual     Price     March 31, 2004     Price
--------      --------------     -----------     --------  --------------     --------
$3.00 - 5.00      300,000        3.41 Years       $4.00        300,000         $4.00
        1.80       42,500        2.89 Years        1.80         42,500          1.80
                  -------                         -----        -------         -----
                  342,500                         $3.73        342,500         $3.73
                  =======                         =====        =======         =====

NOTE 15 - RELATED PARTIES:
--------------------------

The balance due to a corporate principal stockholders controlled by a Director at March 31, 2004 was $217,680. (See Note 9)

NOTE 16 - GOING CONCERN:
------------------------

As reflected in the accompanying consolidated financial statements, the Company has a net loss in 2004 of $ 2,427,423, cash used in operations in 2004 of $ 648,512, and an accumulated deficit of $19,296,092 at March 31, 2004; and shareholders' deficiency of $926,090 and working capital deficit of $1,737,779 at March 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital (see Note
19) and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 17 - SUBSEQUENT EVENTS:
----------------------------

In April, 2004 the company issued 650,000 shares to employees for past services. The company also issued 150,000 shares to consultants for past services.

As of May 13, 2004, the company has issued 1,072,223 shares, previously reflected as issuable as of March , 2004, for subscriptions in the private placement memorandum. New subscriptions as of May 12, 2004 have resulted in the sale of 2,175,000 shares; 1,072,223 of which have been issued and 1,102,777 are issuable.

On May 18, 2004, the company received financing per the agreement entered into with Laurus Master Funds, Ltd. ("Laurus Funds"), a New York City- based investment fund that specializes in providing financing to growing, small and micro-capitalization companies.

The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate of prime plus two percent and has a term of three years. Initially, $2.45 million of the proceeds of the Note will be held in a restricted account controlled by Laurus Funds for the purpose of the Company consummating an acquisition (which must be approved by Laurus) or until all or a portion of the outstanding principal amount of the Note is converted into shares of the Company's common stock.

The Note is convertible into shares of the Company's common stock at a fixed price of $.23 per share for the first $50,000 with the remaining $2,950,000 convertible at a fixed price of $.26 per share, a premium to the 22-day average closing share price as of May 14, 2004. In connection with the financing, Laurus Funds was also issued a Warrant (the "Warrant") to purchase up to 4,500,000 shares of the Company's common stock. The warrants are exercisable as follows:
1,500,000 shares at $0.32 per share; 1,500,000 shares at $0.39 per share and the balance at $0.45 per share.

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

Revenues for the three months ended March 31, 2004:

We are currently operating four beverage distribution subsidiaries. We have operating facilities in Florida, Massachusetts, Connecticut and Hawaii. Revenues are generated from the sale of our own proprietary products as well as from sales of beverage products from other manufacturers. We did not acquire our Hawaiian operation until March 1, 2004 and as a result, any revenues or expenses (except those expenses incurred in connection with our due diligence and professional fees) are minimal. Likewise, we did not acquire our Massachusetts operations until March 15, 2004.

Our revenues for the three months ended March 31, 2004 were $604,560 as compared to $10,304 for the comparative period in 2003. The significant increase in revenues is directly attributable to the Company's implementation of its overall business strategy. Specifically,to develop its own line of proprietary beverages including Yohimbe Energy Drink, Squeeze and Maui Juice as well as acquiring small to medium sized beverage distribution operations throughout the country. The cost of goods sold for the three months ended March 31, 2004 was $517,639 which resulted in gross profits of $86,921 for the quarter ended March 31, 2004 as compared to costs of goods sold of $4,612 and gross profits of $5,692 for the same period in 2003. Gross profits as a percentage of revenues were 14.4% in 2004 as compared to 55.2% during the comparative period in 2003. The significant decline in our operating margins is attributable to the fact that during 2003, we only carried our own product which generates greater margins whereas in 2004 we generated revenues from the sale of third party beverage brands sold through our distributors. These products have lower margins but with increased volume, management believes that the sale of these non proprietary beverages will in time create better margins and contribute to profitability.

For the three months ended March 31, 2004, we incurred losses from operations of $2,427,252 as compared to $685,250 for the three months ended March 31, 2003. Our net loss was $2,427,423 as compared to a net loss of $887,799 during the comparative period in 2003.

As we continue to expand our operations, we will continue to increase our revenues. To the extent that we have sufficient revenues, operating expenses will be paid primarily from our cash flow and we intend to reduce the amount of non-cash expense items However, there can be no assurance that we will be successful in increasing revenues or reducing costs.

Liquidity and Capital Resources

As of March 31, 2004, we had $53,642 in cash, $175,652 in accounts receivable and $207,448 in notes receivable. Total current assets were $448,879. We also recorded $348,000 in trademarks, $186,124 in customer lists, $216,315 in goodwill for total assets of $1,312,873.

Our current liabilities total $2,186,658 which includes $740,885 in accounts payable, $569,282 in accrued expenses and $840,405 in loans. We had a shareholders deficit of $926,090 and a working capital deficiency of $1,737,779.

Unless we can significantly increase sales or raise additional capital, we will not have sufficient assets to satisfy our existing obligations. Management is currently in negotiation to secure additional financing in the form of a $3 million convertible debt instrument. Unless the company can close this transaction and meet the conditions to closing, the company will face operational cash flow problems.

SUBSEQUENT EVENTS:

         Management is in the process of implementing its new business plan and generating revenues through the expansion of its distribution network and sales of its own products. Significant working capital may also be generated from the sale of the company's securities. In furtherance thereof, on May 14, 2004 we entered into a financing arrangement with Laurus Master Fund, Ltd., a New York City based investment fund ("Laurus") . The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate of prime plus two percent and has a term of three years. Initially, $2.45 million of the proceeds of the Note will be held in a restricted accounts controlled by Laurus for the purpose of the Company consummating an acquisition (which must be approved by Laurus) or until all or a portion of the outstanding principal amount of the Note is converted into shares of the Company's common stock.

         The Note is convertible into shares of the Company's common stock at a fixed price of $.23 per share for the first $55,000 with the remaining $2,450,000 convertible at a fixed price of $.26 per share, a premium to the 22 day average closing share price as of May 14, 2004. In connection with the financing, Laurus was also issue a Warrant (the "Warrant") to purchase up to 4.5 million shares of the Company's common stock. The warrants are exerciseable as follows: 1.5 million shares at $0,32 per share, 1.5 million shares at $0.39 per share and the balance at $0.45 per share.

          We have pledged all of our assets and the common stock of our subsidiaries as security for this obligation. In connection with this financing, we have also agreed to register with the Commission the shares of common stock which are issuable upon both the conversion of the note and exercise of the common stock purchase warrants..

         On May 12, 2004 we amended our articles of incorporation to increase the number of authorized shares of stock. As a result of the amendment, we are now authorized to issue 100 million shares of common stock and 10 million shares of preferred stock. We took these steps so that we would have sufficient shares of common stock to register in connection with the Laurus financing and for future acquisitions. The action was approved by the written consent of the holders of a majority of our common stock entitled to vote on this action.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contacts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

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

         CRITICAL ACCOUNTING POLICIES

                  A summary of significant accounting policies is included in
Note 1 to the audited consolidated financial statements included in Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

         ITEM 3. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

         Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


Part  11 Other Information

Item 1.     Legal Proceedings

There have been no legal proceedings filed against us since the filing of our last quarterly report.

Item 2.   Change in Securities

During the quarter ended March 31, 2004 we issued the following securities:

Name                                     Date      No. of Shares
----                                     ----      -------------
Cardinal Capital Net, Inc.             01/06/04     300,000
Sweeney                                01/06/04     121,297
Arias                                  01/06/04      10,000
Smith                                  01/06/04     131,297
Klein                                  01/06/04      36,667

Name                                     Date      No. of Shares
----                                     ----      -------------
Pollock                                01/06/04      36,667
Newman                                 01/06/04      36,667
Klein                                  01/06/04      33,333
Pollock                                01/06/04      33,333
Newman                                 01/06/04      33,333
Mondblat                               01/06/04      12,500
Ludwick                                01/19/04       3,000
Squeeze Beverages, Inc.                01/19/04     400,000
Peter Nasca Associates, Inc.           01/19/04      75,000
Farnsworth, Ted                        02/06/04   6,000,000
Willson, Barry                         02/06/04   2,000,000
Pearring, Jerome                       02/06/04   2,000,000
Palda, Jay                             02/11/04     250,000
Kuhle                                  02/11/04      20,000
Bannon                                 02/11/04      41,667
Flynn                                  02/11/04      50,000
Flynn                                  02/11/04      50,000
Gabriel                                02/11/04     100,000
Ravano SEP-IRA                         02/11/04      15,800
Ravano TTEE                            02/11/04      16,000
Ravano                                 02/11/04       2,000
Ravano-Thompson                        02/11/04       2,000
Hill, M. Gayle                         02/11/04     208,333
Blatt, Ira                             02/11/04     100,000
Giamalvo                               02/11/04     250,000
Zepp                                   02/11/04      50,000
Hossenlopp                             02/11/04      50,000
Sooy                                   02/13/04     100,000
Tuck                                   02/13/04     100,000
Volker                                 02/25/04     100,000
Tsia, Anthony                          02/25/04     200,000
Palda, Jay                             02/25/04   1,000,000
Edwards                                02/26/04     850,000
Vance                                  02/26/04     500,000
Neal                                   02/26/04     100,000
Palda, Jay                             02/26/04     250,000
Cammarata, Paul                        02/26/04      83,333
Haglund, Steve                         02/26/04     171,279
Arioli, Edward                         02/26/04     154,076
Gabriel                                03/09/04     100,000
Landers                                03/09/04      41,667
Palda, Jay                             03/09/04     500,000
Volker                                 03/09/04     100,000

Name                                     Date      No. of Shares
----                                     ----      -------------
Ravano SEP-IRA                         03/09/04      15,000
Ravano Trustee                         03/09/04      15,000
Ravano                                 03/09/04      10,000
Ravano-Thompson                        03/09/04      10,000
Blatt, Ira                             03/09/04     250,000
Robertson & Sandra A                   03/09/04     166,667
Pacific Rim Natural Juice Company      03/09/04     250,000
Giordano                               03/11/04       2,941
Klein, Jeffrey                         03/15/04      34,722
Pollock, Kenneth                       03/15/04      34,722
Newman, Irwin                          03/15/04      34,722
Cardinal Capital Net, Inc.             03/15/04     100,000
Circulatory Assist                     03/16/04     250,000
Ayer Beverages, Inc.                   03/16/04     400,000
Schwann                                03/23/04     125,000
Morelli                                03/23/04      83,333
Lee                                    03/23/04      41,667
Bannon                                 03/23/04      75,000
Flynn                                  03/23/04     100,000
Hill, M. Gayle                         03/23/04     250,000
Vanguard Fiduciary Trust Company C/F   03/23/04     125,000
Giamalvo                               03/23/04     200,000
Zepp                                   03/23/04     400,000
Cardinal Capital Net, Inc.             03/24/04     500,000


          All of the shares set forth above were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act or pursuant to Rule 506 of Regulation D.

Item 3.   Defaults Upon Senior Securities

We have not issued any senior securities and as such there have been no defaults.

Item 4.  Submission of Matters to a Vote of Security Holders

We have not submitted any matters to a vote of our security holders, whether through proxy or otherwise, during the quarter ended March 31, 2004.

Item 5.   Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-k

         (a) Exhibits.

          3.1  Amended Articles of Incorporation
         31.1  Certification by Chief Executive Officer Pursuant to Section 302
         31.2  Certification by Chief Financial Officer Pursuant to Section 302
         32.1  Certification by Chief Executive Officer Pursuant to Section 906
         32.2  Certification by Chief Financial Officer Pursuant to Section 906

(b) Reports on Form 8-K

         On March 10, 2004 we filed a report on Form 8-k discussing the acqusition of substantially all of the assets and the assumption of certain designated liablities from the Pacific Rim Natural Juice Company, Inc. in connection with a distributorship located in Hawaii and the acquisition of the Squeeze and Maui Juice trademarks.

         Also on March 30, 2004 we filed a report on Form 8-k discussing the acquisition of substantially all of the assets and the assumption of certain designated liabilities of Ayer Beverages, Inc. in connection with a distributorship located in Massachusetts.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGISTRANT:

XSTREAM BEVERAGE GROUP, INC.


/s/ Barry Willson
--------------------------------
BY: Barry Willson, vice chairman
May 19, 2004