Form 10QSB
period 2004-06-30
XSTREAM BEVERAGE GROUP INC
filed 2004-08-20
CIK 853833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______to________

                       Commission file number: 333-30158-A

                          Xstream Beverage Group, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                05-0547629
           ------                                                ----------
(State or other jurisdiction of                                 (IRS Employer
Incorporation or organization)                               Identification No.)

            4800 NW 15 Avenue, Bay A, Fort Lauderdale, Florida 33309
            --------------------------------------------------------
                    (Address of Principal executive offices)

          Issuer's telephone number, including area code: 954-598-7997
                                                          ------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)
yes [X] no [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,509,954 shares of common stock as of August 5, 2004.

                          XSTREAM BEVERAGE GROUP, INC.

                 Form 10-QSB for the period ended June 30,, 2004

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this quarterly report, the terms "Xstream Beverage," " we," "our," and "us" refers to Xstream Beverage Group, Inc. a Nevada corporation, and our subsidiaries.

         All per share information contained in this Quarterly Report gives proforma effect to the one for 20 reverse stock split of Xstream Beverage's common stock effected on July 6, 2004.

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet at June 30, 2004 (unaudited)........................3
Consolidated Statements of Operations for the three months
         and six months ended June 30, 2004 and 2003 (unaudited)...............4
Consolidated Statements of Cash Flows (unaudited) for the
         six months ended June 30, 2004 and 2003...............................5
Notes to Consolidated Financial Statements (unaudited) ........................6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................24

Item 3.  Controls and Procedures..............................................29

Part II  Other Information....................................................29

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)

ASSETS
   Current Assets:
      Cash                                                                 $     54,300
      Accounts Receivable, net                                                  231,194
      Inventory                                                                 268,224
      Other Current Assets                                                      360,828
                                                                           ------------
         Total Current Assets                                                   914,546
                                                                           ------------

   Property and Equipment, Net                                                  120,927

   Trademarks                                                                   303,017
   Cash-restricted                                                            2,451,154
   Customer Lists, net                                                          174,947
   Goodwill                                                                     216,315
   Other Assets                                                                  14,750
                                                                           ------------
TOTAL ASSETS                                                               $  4,195,656
                                                                           ============
LIABILITIES & SHAREHOLDERS' EQUITY
   Liabilities:
      Current Liabilities:
         Accounts Payable
                                                                           $    816,564
         Accrued Expenses                                                       575,548

         Loans payable                                                          358,776
         Loans, related party                                                   162,855
         Other Current Liabilities                                                5,137
                                                                           ------------
            Total Current Liabilities                                         1,918,880
                                                                           ------------

      Long Term Liabilities:
         Convertible term note, net of discounts                              1,523,707
                                                                           ------------
            Total Liabilities                                                 3,442,587
                                                                           ------------
   Shareholder's Equity:
      Preferred Stock, $0.001 par value, 10,000,000 shares authorized,              200
         Series A, 200,000 shares issued and
         outstanding
      Common Stock, $0.001 par value, 50,000,000 shares authorized,               2,382
         2,382,008 shares issued and outstanding
      Common Stock Issuable (105,734 shares)                                        106
      Additional paid-in Capital                                             21,343,195
      Accumulated Deficit                                                   (20,573,814)
      Less: deferred consulting expense                                         (19,000)
                                                                           ------------
            Total Shareholder's Equity                                          753,069
                                                                           ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                   $  4,195,656
                                                                           ============

                 See accompanying notes to financial statements.

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                           ----------------------------      ----------------------------
                                                               2004             2003             2004            2003
                                                           -----------      -----------      -----------      -----------
Sales                                                      $ 1,226,583      $   553,067      $ 1,831,143      $   605,490

Cost of Goods Sold                                             863,483          362,482        1,381,122          370,046
                                                           -----------      -----------      -----------      -----------
Gross Profit                                                   363,100          190,585          450,021          235,444

Expense
  Marketing & Selling                                           86,696           97,288          123,415          133,169
  Warehouse & Delivery                                          68,414          141,035          109,888          149,764
  Compensation                                                 838,161          174,920        2,561,062          303,549
  Rent                                                          44,141           21,373           84,114           29,164
  Consulting Fees                                              197,962          193,703          367,058          616,451
  Professional Fees                                             68,178          133,236          138,134          187,842
  Guarantee Fee                                                 41,750               --          167,000               --
  Bad Debt Expense                                              17,064            6,833           17,064            6,833
  Other General & Administrative                               195,249           39,553          504,053           69,159
                                                           -----------      -----------      -----------      -----------
    Total Operating Expense                                  1,557,615          807,941        4,071,788        1,495,931
                                                           -----------      -----------      -----------      -----------
Loss From Operations                                        (1,194,515)        (617,356)      (3,621,767       (1,260,487)

Other Income/(Expense)

  Other Income                                                  23,274               --           52,649               --
  Settlement of employee options                                    --         (418,750)              --         (418,750)
  Conversion loss on debentures                                     --          (85,050)              --          (85,050)
  Interest Income                                                1,156               --           15,185               --
  Interest Expense                                            (100,734)          (2,453)        (105,368)         (55,931)
  Settlement gain, (loss)                                        5,900               --          (15,021)        (193,000)
  Other expense                                                (12,803)         (27,455)         (30,823)         (25,644)
                                                           -----------      -----------      -----------      -----------
    Total Other Income/(Expense)                               (83,207)        (533,708)         (83,378)        (778,375)
                                                           -----------      -----------      -----------      -----------
Net Loss                                                   $(1,277,722)     $(1,151,064)     $(3,705,145)     $(2,038,862)
                                                           ===========      ===========      ===========      ===========

Net Loss per share - Basic and diluted                     $     (0.61)     $     (1.67)     $     (2.10)     $     (3.43)
                                                           ===========      ===========      ===========      ===========

Weighted Average Shares Outstanding -Basic and diluted       2,106,611          687,357        1,763,196          593,907
                                                           ===========      ===========      ===========      ===========


                 See accompanying notes to financial statements.

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                   (Unaudited)

                                                                       June 30,         June 30,
                                                                         2004             2003
                                                                     -----------      -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                      $(3,705,145)     $(2,038,862)
       Adjustments to reconcile net cash used in operations:
          Depreciation                                                     6,048            1,792
          Amortization of deferred consulting                                 --          219,980
          Amortizaton of debt discount to interest expense                73,958           51,667
          Amortization of intangibles                                     56,160           23,333
          Amortization of unearned compensation                               --            7,000
          Loss on Conversion of Debt                                      23,921           85,050
          Stock Based Settlement gain                                     (3,000)              --
          Stock Based Loan Fee                                           375,000               --
          Interest Income on subscription receivable                     (14,030)         (84,098)
          Stock based expenses                                         1,826,516          526,075
          Stock based settlement                                              --          720,000

       Changes in operating assets and liabilities:
          Accounts receivable                                           (104,436)         (32,049)
          Inventory                                                      (57,250)         (68,637)
          Other current and non-current assets                           (46,769)         (25,545)
          Accounts payable                                                20,665          149,309
          Accrued expenses                                                87,218           89,638
          Other current liabilities                                      (32,141)          10,316
                                                                     -----------      -----------
    Net cash used in operating activities                             (1,493,285)        (365,031)

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment                             (18,187)          (6,572)
       Business acquisitions                                            (140,500)        (137,551)
                                                                     -----------      -----------
    Net cash used in investing activities                               (158,687)        (144,123)

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Loan proceeds (repayments), net                                  (299,067)         168,041
       Proceeds from sale of common stock, net of offering costs       1,535,736          181,100
       Loan proceeds, net of issuance costs                            2,869,000               --
       Cash overdraft                                                         --           10,372
       Proceeds from related party loans                                      --          103,343
                                                                     -----------      -----------
    Net cash provided by financing activities                          4,105,669          462,856
                                                                     -----------      -----------
Net cash increase (decrease)                                           2,453,697          (46,298)
Cash at beginning of period                                               51,764           46,298
                                                                     -----------      -----------
Cash at end of period                                                $ 2,505,461      $        --
                                                                     ===========      ===========

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:
       Interest Paid                                                 $   105,368      $        --

Supplemental Disclosure of Non-cash Investing and
Financing Activities:

          Common Stock issued for acquisitions                       $   126,000      $        --
          Common Stock issued for debt settlement                         72,418               --
          Common Stock issued for debt conversion                        140,000               --
          Cancellation of Common Stock for subscription
            receivable                                                 2,446,822               --
          Common Stock issued for deferred services                       35,500               --
          Stock based prepaid acquisition costs                          281,769               --
          Equity related debt discount                                 1,419,251               --
                                                                     -----------      -----------
                                                                     $ 4,521,760      $        --
                                                                     ===========      ===========

                 See accompanying notes to financial statements.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (A) Basis of Presentation
         -------------------------

         The accompanying unaudited consolidated financial statements of XStream Beverage Group, Inc. and its subsidiaries ("XStream" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

         It is management's opinion, all material adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

         XStream completed the first four acquisitions anticipated in its business strategy as follows, Beverage Network of South Florida, Inc. ("BNSF") on April 9, 2003; Beverage Network of Connecticut, Inc. ("BNCT") on May 1, 2003; Beverage Network of Hawaii, Inc. ("BNHI") on March 1, 2004; Beverage Network of Massachusetts, Inc. ("BNMA") on March 15, 2004. These acquisitions were accounted for under the purchase method. (See Note 2 for details.) XStream is now an operating brand development and distribution company.

         For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in XStream's Form 10-KSB.

         (B) Principles of Consolidation
         -------------------------------

         The accompanying consolidated financial statements include the accounts of XStream and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         (C) Revenue Recognition
         -----------------------

         The Company follows the general criteria of the United States Securities and Exchange Commission Staff Accounting Bulletin 104 for revenue recognition. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company recognizes revenue upon acceptance of delivery of its product by its customers at agreed prices. Based on market conditions, the Company or its suppliers may choose to promote certain brands by offering free product or case volume discounts. The cost of any supplier-sponsored promotion is recoverable in whole or in part from the supplier. The Company follows the guidance of Emerging Issues Task Force (EITF) Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer." Accordingly, the Company does not recognize revenue on free promotional products or discounts. Further, the Company recognizes as a cost of sale, the cost of free promotional products net of any available charge-backs to the suppliers.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         (D) Goodwill
         ------------

         Acquired goodwill is considered to have an indefinite life pursuant to SFAS 142, "Goodwill and Other Intangible Assets," and accordingly is not amortized but subject to periodic impairment tests. Acquired customer lists are considered to have a finite life pursuant to SFAS 142 to be amortized over the period the asset is expected to contribute to the future cash flows. XStream expects the period to be five years. The customer lists will also be subject to periodic impairment tests.

NOTE 2 - NET LOSS PER COMMON SHARE:

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the six months ended June 30, 2004 and 2003, the diluted loss per share is the same as basic loss per shares since the effect of all common stock equivalents was antidilutive due to the net loss. At June 30, 2004, there were warrants for 240,000 common shares outstanding, which may dilute future earnings per share.

NOTE 3 - ACQUISITIONS:

Squeeze Transaction - On January 14th, 2004, our wholly owned subsidiary, XStream Brands, Inc., a Florida Corporation, entered into an Assignment of Trademark with Squeeze Beverage, Inc., for the assignment of all of its rights and interests in the Mark "SQUEEZE" for carbonated flavored soft drinks and seltzer water, including all variations thereof such any spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. We delivered 20,000 shares of our restricted common stock to Squeeze Beverages, Inc. in exchange for the assignment of the Mark. Based upon the contemporaneous private placement offering price of $2.40 per share we valued the acquisition at $48,000.

Maui Juice Transaction - On March 1, 2004, our wholly owned subsidiary, XStream Brands, Inc., a Florida Corporation, ("XStream Brands"), entered into an Assignment of Trademark with The Maui Juice Company, Inc. ("Maui"), for the assignment of all of its rights and interests in the Mark "Maui Juice Company", including all variations thereof such any spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. The purchase price for the assignment of the Mark was $300,000 in cash with $25,000 paid at the acquisition date and $275,000 to be paid under the terms of the agreement.

Pacific Rim Transaction - On March 1, 2004, our wholly owned subsidiary, Beverage Network of Hawaii, Inc. a Florida corporation ("BNHI"), acquired substantially all of the assets and assumed certain liabilities of Pacific Rim Natural Juice Company, Inc., a Hawaii corporation ("Pacific Rim"). This acquisition was consummated pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated March 1, 2004 by and among BNHI (the "Acquirer") and Pacific Rim. Under the terms of the Purchase Agreement, the Acquirer purchased substantially all of the assets of Pacific Rim and assumed certain liabilities for 12,500 shares of XStream's restricted common stock, which, based upon the contemporaneous private placement offering price of $2.40 per share had a value of $30,000. In addition, prior to the closing, we advanced Pacific Rim, $15,500 resulting in a total purchase price of $45,500.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

Simultaneously with the Asset Purchase agreement, Beverage Network of Hawaii, Inc. entered in to a one-year consulting agreement (with the option for annual renewals as agreed upon by both parties) with the owner of Pacific Rim. The consulting fee (to be paid quarterly) is a calculation based on 1% of adjusted gross profit with a minimum guaranteed payment of $1,250 per quarter.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Pacific Rim. Subject to BNHI's performance and third-party valuations, the allocation of purchases price is subject to refinement.

                                                        March 1, 2004
                                                        -------------

         Aggregate purchase price                          $ 45,500
                                                           ========
         Current assets                                    $ 10,911
         Fixed assets                                        17,650
         Customer list                                       38,350
         Goodwill                                            44,695
                                                           --------
                            Total assets acquired           111,606
                                                           --------
         Current liabilities assumed                         66,106
                                                           --------
                                   Net assets acquired     $ 45,500
                                                           ========

Goodwill recognized is expected to be deducted over a 15-year period for tax purposes.

The table below summarizes the pro forma information of the results of operations as though the business combinations had been completed as of January 1, 2003:

                                              Six Months Ended
                                                 June 30,
                                     ---------------------------------
                                         2004                 2003
                                     -----------           -----------

     Sales                           $ 1,861,642           $   685,330
     Cost of Goods                     1,405,450               439,880
                                     -----------           -----------

     Gross Profit                        456,192               245,450
     Operating Expenses                4,134,591             1,758,537
                                     -----------           -----------

     Net Ordinary Loss                (3,678,399)           (1,513,087)

     Other Income (Expense)              (86,574)             (805,513)
                                     -----------           -----------

     Net Loss                        $(3,764,973)          $(2,318,600)
                                     ===========           ===========

     Net Loss per Share              $     (2.14)          $     (3.31)
                                     ===========           ===========

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

Ayer Beverage Transaction - On March 15, 2004, our wholly owned subsidiary, Beverage Network of Massachusetts, Inc., a Florida Corporation ("BNMA") acquired substantially all of the assets and assumed certain liabilities of Ayer Beverages, Inc., a Massachusetts corporation ("Ayer Beverage"). This acquisition was consummated pursuant to an Asset Purchase agreement (the "Purchase Agreement") dated March 15, 2004, by and among BNMA (the "Acquirer") and Ayer Beverage. Under the terms of the purchase Agreement,, the Acquirer purchased substantially all of the assets of Ayer Beverage and assumed certain of its liabilities for $200,000 cash and 20,000 shares of XStream's restricted common stock which, based upon the contemporaneous private placement offering price of $2.40 per share had a value of $48,000 resulting in a total purchase price of $248,000.

BNMA has also entered into an employment agreement with existing key management of Ayer Beverage. The agreement is for a period of thirty-six months, commencing March 15, 2004, at a base salary of $80,000 per year. The employee is also entitled to receive an issue of 750 shares of XStream Beverage Group, Inc. ("XSBG") restricted stock upon completion of the first and second anniversary of the agreement and 1,500 shares upon completion of the third anniversary of the agreement. The agreement also stipulates for an employee bonus to be calculated on the quarterly gross profit (from 2% - 3%) based upon performance as mandated by management's profit targets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Ayer Beverages subject to BNMA's performance and third-party valuations, the allocation of purchases price is subject to refinement.

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
                                                         ========

Goodwill recognized is expected to be deducted over a 15-year period for tax purposes.

The table below summarizes the pro forma information of the results of operations as though the business combinations had been completed as of January 1, 2003:

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                             Six Months Ended
                                                 June 30,
                                     ---------------------------------
                                        2004                  2003
                                     -----------           -----------
     Sales                           $ 2,002,582           $   969,372
     Cost of Goods                     1,604,186               889,860
                                     -----------           -----------

     Gross Profit                        398,396                79,512
     Operating Expenses                4,129,577             1,691,859
                                     -----------           -----------

     Net Ordinary Loss                (3,731,181)           (1,612,347)

     Other Income (Expense)              (84,129)             (783,537)
                                     -----------           -----------

     Net Loss                        $(3,815,310)          $(2,395,884)
                                     ===========           ===========

     Net Loss per Share              $     (2.17)          $     (3.42)
                                     ===========           ===========

NOTE 4 - ACCOUNTS RECEIVABLE:

Accounts Receivable for the six months ending June 30, 2004 is $301,044 with an allowance for bad debt of $69,850.

NOTE 5 - INVENTORY:

Inventories are stated at the lower of "first-in, first-out" cost or market. The Company had $268,224 of inventory consisting primarily of resalable products as of June 30, 2004.

NOTE 6 - OTHER CURRENT ASSETS:

The balance of $360,828 as of June 30, 2004 consists primarily of prepaid expenses, which are detailed below:

                  Prepaid Insurance                  $ 11,610
                  Prepaid Inventory                     2,500
                  Prepaid Rent                          5,450
                  Prepaid Acquisition Costs           341,268
                                                     --------
                           Total:                    $360,828
                                                     ========

NOTE 7 - FIXED ASSETS:

Property and equipment at June 30, 2004 is as follows:

                           Delivery Trucks                $  55,399
                           Warehouse Equipment               34,395
                           Coolers                            7,977
                           Computers                         29,536
                           Office Equipment                   4,261
                           Furniture & Fixtures               3,847
                                                          ---------
                                                            135,415
                  Less: Accumulated Depreciation            (14,488)
                                                          ---------

                                     Net:                 $ 120,927
                                                          =========

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

Depreciation expense for the six months ended June 30, 2004, and June 30, 2003 was $6,048 and $1,792, respectively.

NOTE 8 - CUSTOMER LIST:

(See Note 3 - Acquisitions)

NOTE 9 - GOODWILL:

(See Note 3 - Acquisitions)

NOTE 10 - OTHER ASSETS:

The balance of $14,750 reflected as of June 30, 2004 consisted of security deposits.

NOTE 11 - ACCRUED EXPENSE-SALARIES, ACCRUED EXPENSE-OTHER:

Effective April 9, 2003, concurrent with closing its first acquisition, XStream entered into three-year employment agreements for President and CEO calling for annual base compensation of $85,000 each. These employment agreements also granted 100,000 options each at an exercise price of $28.00 per share, vesting over the term of the agreement. Based on the contemporaneous offering price of $10.00 per common share there was no compensation expense computed under the intrinsic value method of APB 25. On June 1, 2003, concurrent with the resignation of the previous officers, the options were cancelled under amended employment agreements with each officer.

Effective February 5, 2004, the company executed revised employment agreements for its Chairman, President, and Vice President stipulating an annual base compensation of $130,000 each. Accrued compensation reflecting officers, new hires, and acquisitions, for the period ending June 30, 2004 was as follows:

         Accrued Expense Salaries-Officers/Directors:     $ 522,657
         Accrued Expense - Other:                            52,891
                                                          ---------

                                Total Accrued Expenses:   $ 575,548
                                                          =========

NOTE 12 - LOANS PAYABLE AND LOANS PAYABLE, RELATED PARTY:

In January 2004, an agreement was made to convert a $15,000 third party, non-interest bearing demand note to equity with the common shares valued at the contemporaneous private placement offering price of $2.40 per share. The transaction resulted in the company recognizing a gain on conversion of $3,000.

In March 2004, a principal shareholder advanced $25,000 to the company as a non-interest bearing demand note with no specified term.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

Loans payable at June 30, 2004 were as follows:

Loans Payable:

   September 2003, $12,000 plus 8% Interest (loan in default)        12,754
   Bank Line of Credit 6% Interest                                   11,200
   Automotive equipment loan                                          2,616
   March 2003, non-interest bearing, due April, 2005                100,434
   March 2003, interest bearing demand note 6%, due April 2112      206,459
   March 2003, $25,313 Plus 8%, due June 2004                        25,313
                                                                   --------

  Total Loans Payable - Other                                      $358,776

                                                                    162,855
                                                                   --------
                                                                   $521,631
                                                                   ========

NOTE 13 - OTHER CURRENT LIABILITIES:

The balance of $5,137 reflected as of June 30, 2004 consists of customer credit balances.

NOTE 14 - NOTES PAYABLE - LONG TERM & DEBT DISCOUNT:

On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds"). The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate of prime plus two percent and has a term of three years (May 14, 2007). The Note is convertible into shares of the Company's common stock, only upon effectiveness of a registration statement registering the underlying shares, at a fixed price of $4.60 per share for the first $50,000 with the remaining $2,950,000 convertible at a fixed price of $5.20 per share, a premium to the 22-day average closing share price as of May 14, 2004. In connection with the financing, Laurus Funds was also issued a Warrant (the "Warrant") to purchase up to 225,000 shares of the Company's common stock. The warrants are exercisable as follows: 75,000 shares at $6.40 per share; 75,000 shares at $7.80 per share and the balance at $9.00 per share. The Company recorded a debt discount of (i) $822,000 for the valuation of the 225,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 149%, zero dividends and expected term of three years); (ii) $597,251 for a beneficial conversion feature inherent in the note and (iii) $131,000 for debt issue costs paid to affiliates of the lender, for a total discount of $1,550,251. The $822,000 and $131,000 are being amortized over the term of the note. Since the conversion is contingent on the effectiveness of the registration statement, which date cannot be determined, the Company will begin amortizing the $597,251 over the remaining term of the debt once the registration statement is declared effective. Amortization of the debt discounts through June 30, 2004 was $73,958. The following summary reflects long-term debt at June 30, 2004

                  Gross Proceeds:          $ 3,000,000
                  Debt Discount             (1,476,293)
                                           -----------
                  Net                      $ 1,523,707
                                           ===========

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

To secure the payment of all Obligations, XStream Beverage Group, Inc "XBGI" and its subsidiaries entered into a Master Security Agreement which assigns and grants to Laurus Funds a continuing security interest in all of the following property now owned or at any time upon execution of the agreement, acquired by XBGI or it's subsidiaries, or in which any Assignor now have or at any time in the future may acquire any right, title or interest (the "Collateral"): all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, tradestyles and any other intellectual property, in each case, in which any Assignor now have or may acquire any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions. In the event any Assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and have obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus Funds agrees to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

The Secured Term Note Agreement stipulates the note to be repaid using cash payment along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulate that beginning on September 1, 2004, or the first Amortization Date, the company shall make monthly payments to Larurus Funds on each Repayment Date until the Maturity Date, each in the amount of $1,470.59 (the "Tranche A Monthly Principal Amount"), together with any accrued and unpaid interest to date on such portion of the first Fifty Thousand Dollars ($50,000) aggregate principal amount of the Note ("Tranche A") and each in the amount of $16,176.47 (the "Tranche B Monthly Principal Amount"), together with any accrued and unpaid interest to date on such portion of the next Two Million Nine Hundred Fifty Thousand Dollars ($2,950,000) aggregate principal amount of the Note ("Tranche B"). The conversion repayment states that each month by the fifth (5th) business day prior to each Amortization Date, the Larurus Funds shall deliver to the Company a written notice converting the Monthly Amount payable on the next Repayment Date in either cash or Common Stock, or a combination of both. If a Repayment Notice is not delivered by Larurus Funds on or before the applicable Notice Date for such Repayment Date, then the Company pays the Monthly Amount due in cash. Any portion of the Monthly Amount paid in cash shall be paid to Larurus Funds in an amount equal to 102% of the principal portion of the Monthly Amount due. If Larurus Funds converts all or a portion of the Monthly Amount in shares of Common Stock, the number of such shares to be issued by the Company will be the number determined by dividing the portion of the Monthly Amount to be paid in shares of Common Stock, by the applicable Fixed Conversion Price (the initial "Tranche A Fixed Conversion Price" means $4.60 and the initial fixed conversion price with respect to Tranche B means $5.20).

$2,450,000 was deposited by Larurus Funds on behalf of the Company into an account, which is in the sole dominion and control of Larurus Funds. The purpose of the account is to ensure funds are readily accessible for the cash-financing portion of acquisitions or for any other purpose that Larurus Funds deemed appropriate for use of such funds. The balance with accumulated interest at June 30, 2004 was $2,451,154.

A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 2% of the note balance per month accrue if stipulated deadlines are not met. There were no liquidated damages due as of June 30, 2004.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

         (A) FACILITY LEASES
         -------------------

         Effective December 1, 2003, XStream terminated its month-to-month lease at its corporate headquarters in Boca Raton and co-located with its subsidiary, BNSF. Effective June 1, 2003, BNSF entered into a 24-month lease for new distribution facilities. In November 2003, this lease was cancelled by the landlord and succeeded by another lease effective December 1, 2003 for a 12-month term ending November 30, 2004. The rent is $4,552 per month. Rent expense for the period ending June 30, 2004 for corporate headquarters and BNSF was $24,032 while rent expense in 2003 was $25,308 for the same period.

         Effective November 1, 2003, BNCT entered into a 60-month lease for new distribution facilities. The rent is $5,108 for the 13,622 square foot facility, with annual increases of $0.50 per square foot, per year. Rent expense for the period ending June 30, 2004, was $33,150, compared to $2,500 as of June 30, 2003.

         BNHI assumed the current lease as part of acquiring the assets of Pacific Rim. The terms are month-to-month with the rent of $1,038 per month. In March of 2004, BNHI entered into a month-to-month lease agreement for management facilities with monthly rent of $4,200. The space is being utilized as housing for marketing consultants and other individuals active in expanding the brand and current distribution territory. Rent expense charged to operations for the period ending June 30, 2004 was $16,232.

         BNMA assumed the lease from Ayer Beverage, Inc., consisting of 4,300 square foot facility at a cost of $1,425 monthly. The current lease expires on June 30, 2004 with an annual renewal option. On June 1, 2004, BNMA entered into a second lease agreement for 13,500 sq. ft. of space located in Lawrence, MA. The terms are month-to-month at a cost of $5,000 per month. The rent charged to operations was $10,700 as of June 30, 2004.

         (B) EMPLOYMENT AGREEMENTS
         -------------------------

         See Note 8 for details regarding accrued compensation.

NOTE 16 - STOCKHOLDER'S EQUITY AND RECAPITALIZATION:

         (A) RECAPITALIZATION
         --------------------

         On the July 19, 2004, the Company completed a 1 for 20 reverse stock-split of the Company's outstanding common stock. All share and per share data in the accompanying consolidated financial statements have been retroactively adjusted for all periods presented to reflect the reverse split.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         (B) PREFERRED STOCK
         -------------------

         The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value. The Board of Directors is authorized to issue two series of preferred stock and to fix the designation, powers, preferences, and rights of the shares of each series. In addition, the Company may pay dividends of common stock to preferred stockholders. In October 2001, the Board of Directors authorized Series A preferred stock, which is cumulative voting and convertible and does not have dividend rights. Each share of preferred stock is convertible to one share of common stock and each share of preferred stock is entitled to 100 votes on each matter submitted to a vote of the total capital stock of the Company. There were 200,000 preferred Series A shares outstanding at June 30, 2004.

         (C) COMMON STOCK
         ----------------

         In February 2002, the Company issued 213,375 of its common shares to its founder and principal stockholder, XStream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance was considered in substance, a compensation expense to be recognized during the service period pursuant to a verbal consulting agreement, which was effective April 1, 2002. Accordingly, the value of $10,668,750 had been recorded as a deferred compensation expense at March 31, 2002. In July 2002, effective April 1, 2002 the Company rescinded the consulting agreement and received a subscription for the 213,375 common shares, paid for in the form of a promissory note at the contemporaneous offering price of $10.00 per share resulting in a subscription promissory note receivable of $2,133,750. Under Delaware law, the promissory note is considered valid consideration for the issuance of capital stock. The note bears interest at 8% and is due August 13, 2003. Due to the rescission of the consulting agreements, the $10,668,750 deferred compensation and related $10,664,483 additional paid-in capital were reversed. Interest income for 2003 and 2002 was $170,700 and $128,142, respectively and accrued interest receivable is $299,042 and is deducted from equity as a subscription receivable at December 31, 2003. In January 2004, the Company forgave the subscription receivable promissory note for its parent and related accrued interest in exchange for the return of the 213,375 subscribed shares. The shares have been returned to our treasury but have not been cancelled.

         On January 15, 2003, the Company issued 17,500 shares pursuant to a twelve-month consulting agreement. The 17,500 shares were vested at the grant date resulting in a value of $350,000 based on the trading price on the grant date to be recognized over the twelve-month service period. During the twelve months ended December 31, 2003, $321,450 was recognized as consulting expense $28,550 as deferred. The deferred balance of $28,550 was recognized as consulting expense as of March 31, 2004.

         In November 2003, the company issued 25,000 shares as a loan fee in consideration of a one-year note. The value of $250,000 based on the contemporaneous offering price of $10.00 per share is recognized over the one-year term with $42,000 expensed as of December 31, 2003 and $63,000 expensed as of March 31, 2004. On May 31, 2004, the principal balance of note $125,000 was converted into 52,083 common shares based on the then contemporaneous offering price of $2.40. The remaining deferred component of $145,000 was recognized as an expense as of June 30, 2004.

         In November of 2003, the Company issued 25,050 shares of common stock in consideration of $109,000 of substituted collateral to secure a

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         commercial line of credit for Beverage Network of Connecticut (BNCT). A guarantee fee computed as $250,500 based on the then contemporaneous private placement offering of $10.00 per share is recognized over the 6-month term with $83,500 charged to loan and loan guarantee fees in 2003 and $167,000 deferred as a component of equity at December 31, 2003. The Company recognized an expense of $125,250 with a deferred balance of $41,750 as of March 31, 2004. The $41,750 balance was expensed as of June 30, 2004.

         In December 2003, the company issued 15,000 shares to a consultant for services under a 9-month contract. The resulting expense of $36,000 based on the then contemporaneous offering price of $2.40 per shares will be recognized over the 9 month term beginning in 2004. On May 18, 2004, the company paid the balance due on the line of credit, thereby releasing the substituted collateral. (See Note 14 - Notes Payable Long
         Term) The remaining deferred balance of $24,000 was recognized as an expense as of June 30, 2004.

         In January 2004, the company issued 5,500 shares of restricted common stock for legal services provided to the company. The shares were valued at the then contemporaneous private placement offering price of $2.40 per share with the expense of $13,200 recognized immediately.

         In the first quarter, an agreement was made to convert a $15,000 third party, non-interest bearing demand note to 5,000 common shares valued at the then contemporaneous private placement offering price of $2.40 per share. The transaction resulted in the company recognizing a gain on conversion of $3,000.

         In January 2004, the company issued 775 of restricted common stock to consultants for past services. The shares were valued at the then contemporaneous offering price of $2.40 per share with the expense of $1,860 recognized immediately.

         In January 2004, our wholly owned subsidiary, XStream Brands, Inc. entered into an Assignment of Trademark with Squeeze Beverage, Inc., for the assignment of all of its rights and interests in the Mark of "SQUEEZE" for carbonated flavored soft drinks and seltzer water, including all variations thereof such any spelling, formatives, phonetic variations and stylized designs of the same an all goodwill associated therewith. The Company issued 20,000 restricted common shares valued based upon the then contemporaneous private placement offering price of $2.40 per share resulting in a valuation of $48,000. (See Note 3)

         The company also issued 3,750 common shares to a consultant valued at the then contemporaneous private placement offering price of $2.40 per share. The services provided are for a period of six months, (01/01/04 -06/30/04) with full $9,000 expensed as of June 30, 2004.

         In February 2004, the company issued 500,000 shares in consideration of employment services provided to the company: 300,000 shares were issued to Theodore Farnsworth, Chairman; 100,000 shares each to Jerome Pearring, President/CEO and Barry Willson, Vice President/Secretary. The company retained the services of an independent accounting firm to perform a valuation analysis on this transaction; the results were as follows: The 300,000 shares were valued at $2.50 per share, while the two issuances of 100,000 each were valued at $3.00 per share. As the shares were issued for past services, the expense of $1,350,000 was recognized immediately.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         In February 2004, the company entered into a Termination Agreement, Waiver and Release with two prior officers, terminating their consulting agreement of June 2003 by issuing 16,268 restricted common shares valued at the then contemporaneous offering price of $2.40 per share. A loss of $23,921 was recognized immediately as a result of the transaction.

         In March of 2004, the company issued 5,208 shares of restricted common stock for legal services provided to the company. The shares were valued at the then contemporaneous offering price of $2.40 per share with the expense of $12,500 recognized immediately.

         The company also issued 147 shares to a consultant pursuant to the execution of a 12-month agreement, which stipulates shares to be issued quarterly. Per the agreement, the shares were valued at $8.20 per share and an expense of $1,206 was recognized immediately.

         The company issued 30,000 shares to a broker for past services. The shares were valued at the then contemporaneous offering price of $2.40, with the company recognizing an expense of $72,000.

         In March 2004, our wholly owned subsidiary, Beverage Network of Hawaii, Inc. (a Florida corporation), acquired all assets and certain liabilities of a Hawaii beverage company for 12,500 shares of the company's restricted common stock. The shares were valued at the then $2.40 contemporaneous private placement offering price resulting in a value of $30,000. (See Note 3)

         In March 2004, our wholly owned subsidiary, Beverage Network of Massachusetts, Inc. (a Florida corporation), acquired substantially all assets and certain liabilities of a Massachusetts beverage company for cash and 20,000 shares of the company's restricted common stock valued at $48,000 based on the then contemporaneous private placement offering price of $2.40 per share. (See Note 3)

         As agreed in January 2004, the Company issued 16,268 common shares to two former officers in exchange for $57,418 of liabilities due to them. The shares were valued at the best-estimated fair value at that time which was the quoted trading price of $5.00 on the agreement date or a total $81,339 resulting in a loss on settlement of $23,921.

         During the first quarter, 2004, the company issued 330,707 shares of restricted common stock in consideration of subscriptions for the then contemporaneous private placement memorandum at an offering price of $2.40 per share for gross proceeds of $793,696 and received an additional $137,000 pursuant to subscriptions for which 57,083 shares were recorded as issuable. Offering costs were $108,370.

         In April of 2004, the company issued 32,500 shares of restricted common stock to employees for past services. The stock was valued at the then contemporaneous private placement offering price of $2.40 per share with company recognizing a compensation expense of $78,000.

         A six-month consulting agreement was executed on April 13, 2004. The agreement stipulated that the individual would be issued 5,000 shares of restricted common stock. The company issued the shares recognizing an expense of $5,000, with a remaining deferred component of $7,000 as of June 30, 2004.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         On April 8, 2004, the company executed a contract with a member of its advisory board. The term of the contract will continue until either Advisor or the Company terminates the agreement or the Advisor's participation in the advisory board by sending written notice to the other party. The company issued 2,500 restricted shares per the stipulations of the contract and recognized an expense of $6,000 based on the then contemporaneous offering price of $2.40 per share.

         The company also issued 2,500 shares to a second member of its strategic advisory board for the execution of a consulting agreement. The term of the contract will continue until either Advisor or the Company terminates the agreement or the Advisor's participation in the advisory board by sending written notice to the other party. The company recognized an expense of $6,000 based on the then contemporaneous private placement offering price of $2.40 per share.

         In May 2004, the company issued 30,000 shares to an investment banker for past services rendered. The company recognized an expense of $72,000 based on the then contemporaneous offering price of $2.40 per share.

         On July 9, XBGI's wholly owned subsidiary, BNMD (Beverage Network of Maryland, Inc.), executed an asset purchase agreement with Master Distributors, Inc. (See Note 17). A stipulation of the agreement was to issue shares of XBGI restricted common stock to current employees of Master Distributors, Inc. in consideration of services rendered as well as being an incentive to remain in their current positions to ensure a seamless transition for all parties involved. The company issued 21,250 shares of stock on June 8, 2004 with the contingency that the certificates were to be held by an escrow agent until after the six month anniversary date of the closing of the asset purchase agreement. The company also issued 96,154 shares to the principal owner of Master Distributors, Inc. in advance of the purchase agreement and upcoming closing of the transaction. The shares, totaling 117,404, were valued at the then contemporaneous offering price of $2.40 with the company recording a prepaid acquisition cost of $281,769 as of June 30, 2004.

         In April, May and June 2004, the company issued 69,861 shares, previously recorded as issuable as of March 31, 2004.

         During the quarter ended June 30, 2004, the company issued 255,000 shares of restricted common stock in consideration of subscriptions from the then current private placement memorandum at an offering price of $2.40 per share for gross proceeds of $612,000. Additionally, as of June 2004, 100,000 shares of common stock became issuable for $240,000 proceeds received as of June 30, 2004. Offering costs were $138,590.

         In May 2004, a note payable of $125,000 was converted into 52,083 common shares valued at the then contemporaneous private placement offering price of $2.40 per share, resulting in no gain or loss.

NOTE 17 - RELATED PARTY

The loan balance due to a corporate principal stockholder at June 30, 2004 was $162,865.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 18 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company, for the six months ended June 30, 2004, has a net loss and cash used in operations of $3,705,145 and $1,493,292, respectively, and an accumulated deficit and working capital deficit of $20,573,814 and $1,004,334, respectively, at June 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 19 - SUBSEQUENT EVENTS:

         (A) Asset Purchase Agreement with Master Distributors, Inc.
         -----------------------------------------------------------

         On July 9, 2004, the company's wholly owned subsidiary, Beverage Network of Maryland, Inc., (a Florida Corporation) announced it has completed, through its wholly owned subsidiary, Beverage Network of Maryland, Inc. the acquisition of substantially all of the assets and certain liabilities of Master Distributors Inc. (d/b/a Atlantic Beverage Company.), a mid-Atlantic distributor of non- alcoholic beverages serving Washington, D.C., Virginia and Maryland.

         Atlantic Beverage Company, which operates under the corporate entity of Master Distributors, Inc., has a leased warehouse in Jessup, Maryland just outside of Baltimore. The consideration and terms of the acquisition were 96,154 shares of the Company's restricted common stock (valued at $2.40 for accounting purposes), $570,000 in cash, $554,648 in cash due within 60 days of the closing, a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest and a separate $250,000 payment to be made in 12 equal weekly installments commencing July 15, 2004 totaling $3,605,417. The holder, at his discretion, may elect to receive XStream stock in lieu of a cash payment. The minimum conversion is $25,000 at a predetermined value of $5.20 per share. In addition, XStream issued 21,250 common stock shares to various non-owner employees as an incentive to retain them.

         Beverage Network of Maryland, Inc, has also entered into an employment agreement with existing key management of Master Distributors, Inc. The initial term of the agreement is for a period of six months, commencing July 1, 2004, at a monthly salary of $18,750. The final term of the employment agreement, commencing December 31, 2004, for a period of eight months, provides for a per-diem rate of $1,000 for each day that XStream may request the services of the employee.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Master Distributors, Inc. Subject to BNMD's performance and third-party valuations, the allocation of purchase price is subject to refinement.

                                                 July 1, 2004
                                                 ------------
         Current assets                           $1,421,087
         Fixed assets                                140,800
         Other assets                                 21,371
         Customer list                             1,973,240
         Goodwill                                  1,760,820
         Current liabilities                        (950,230)
         Loans and notes                            (749,321)
         Other liabilities                           (12,350)
                                                  ----------
             TOTAL PURCHASE PRICE                 $3,605,417
                                                  ==========

         Goodwill recognized is expected to be deducted over a 15 year period for tax purposes.

         (B) Reverse Stock Split
         -----------------------

         (See Note 16 - Stockholder's Equity and Recapitalization)

         As of August 12, 2004, the company has received $121,730, net of offering costs from the sale of 58,300 shares of restricted common stock and the stock is recorded as issuable.

         (C) Private Placement of Series B Preferred Stock and Common Stock
         ------------------------------------------------------------------
         Warrants
         --------

         On August 2, 2004 XStream sold 43.2 shares of Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. XStream received gross proceeds of $2,160,000.

         The designations, rights, and preferences of the Series B Preferred provide that the Series B shares are (i) the shares have a liquidation preference of $50,000 per share; (ii) the shares of our Series B Preferred are convertible into shares of XStream common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The conversion price is subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event, we issue or sell any additional shares of common stock or other securities, which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. Holders are restricted in their ability to convert the Series B Preferred into common stock if at the time of conversion the number of shares of common stock to be issued, together with all other shares of common stock owned by the holder, would result in the holder owning in excess of either 4.9% or 9.9% of the then issued and outstanding shares of our common stock, subject to a waiver by the holder of these limitations upon 61 days notice to us,

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         The holders have the right to require XStream to redeem all or a portion of the shares the Series B Preferred under certain circumstances, including (i) upon the occurrence of a Major Transaction (as that term is defined in the designations of the Series B Preferred). In this event, the redemption price would be equal to 100% of the liquidation preference plus all accrued but unpaid dividends, and (ii) upon the occurrence of a Triggering Event (as that term is defined in the designations of the Series B Preferred). In this event, the redemption price would be equal to 120% of the amount of the liquidation preference plus all accrued but unpaid dividends. Upon either occurrence, at the Company's discretion XStream can pay the redemption price in cash or shares of common stock based upon the then current conversion price.

         On the date which is 42 months from the date of issuance of the Series B Preferred (the "redemption date"), at the option of the holder XStream is required to redeem the outstanding shares of Series B Preferred into such number of shares of our common stock as equal the liquidation preference plus all accrued but unpaid dividends divided by the conversion price then in effect, or for cash at a price equal to the number of shares of common stock each holder would be entitled to receive at the conversion price then in effect multiplied by $1.85.

         So long as the Series B Preferred is outstanding, without the consent of the holders of at least 3/4 of the outstanding shares of Series B Preferred we cannot (i) amend the provisions of the Series B Preferred,
         (ii) repurchase, redeem or pay any dividends on our common stock or any other securities which rank junior to the Series B Preferred, (iii) amend our Articles of Incorporation or By-laws in a manner which would materially and adversely any right of the Series B Preferred, (iv) make any distribution with respect to any junior security, (v) voluntarily file for bankruptcy, liquidate our assets or make an assignment for the benefit of our creditors (vi) change the nature of our business, or,
         (vii) so long as at least $1,500,000 of the Series B Preferred is outstanding (which represents 30 shares), we cannot authorize or create any class of securities which ranks senior to our pari passu with the Series B Preferred.

         The Series B Preferred has no voting rights, it ranks senior to our common stock and to all other classes of our securities which do not specifically provide that they are senior to our Series B, but subordinate to all of our indebtness, and it pays cumulative semi-annual dividends of 6% per annum, payable at our option in cash, registered shares of our common stock or additional shares of our Series B Preferred. If we choose to pay the dividends in registered shares of our common stock, the shares are valued at the then conversion price of the Series B Preferred and if we choose to pay the dividends in shares of Series B Preferred, those shares are valued at the liquidation preference of the stock.

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         XStream issued the purchasers of the Series B Preferred two series of five year common stock purchase warrants. The Series A Warrants are exercisable into a number of shares of our common stock equal to 100% of the shares issuable upon the conversion of the Series B Preferred at an exercise price of $2.00 per share. The Series B Warrants are exercisable into a number of shares of our common stock equal to 50% of the shares issuable upon the conversion of the Series B Preferred at an exercise price of $4.00 per share. All other terms of the warrants are identical, and include:

                  (i) the warrants are transferable at the discretion of the holder,

                  (ii) the number of shares underlying the warrant and the exercise price of each warrant are subject to adjustment in the event of recapitalization, reorganization, reclassifications, consolidations, mergers or a sale of all or substantially all of our assets or properties, stock dividends, subdivisions and combinations and distributions as well as issuance of additional shares of our common stock or any common stock equivalents (as that term is defined in the warrant) at a price less than the then current exercise price of the warrant or if we purchase any shares of our common stock at a price greater than the market value or the current exercise price,

                  (iii) holders are restricted in their ability to exercise the warrants if at the time of exercise the number of shares of common stock to be issued, together with all other shares of common stock owned by the holder, would result in the holder owning in excess of either 4.9% or 9.9% of the then issued and outstanding shares of our common stock, subject to a waiver by the holder of these limitations upon 61 days notice to us, and

                  (iv) beginning 12 months from the effective date of the registration statement covering the resale of the shares of common stock underlying the warrants at our option upon 20 days notice we can call up to 100% of the warrants at $0.01 per share if the market value of our common stock has been greater than 400% of the conversion price then in effect for our Series B Preferred for 20 trading days immediately preceding the call notice, subject to certain requirements

         XStream paid a 10% cash commission ($216,000) and five year common stock purchase warrants to purchase 228,000 shares of our common stock at an exercise price of $1.50 per share as an offering cost, which is charged against the proceeds of the offering for financial accounting purposes. In connection with the transaction, XStream also agreed to pay the attorney's fees of the purchasers in an amount not to exceed $35,000. XStream also granted the purchasers a three year right of first offer and refusal for certain subsequent financings, other than those we may enter into with Laurus Master Fund, Ltd. or any entity, which Laurus Master Fund, Ltd. may introduce to us.

         The Company also granted the purchasers registration rights covering the shares of our common stock issuable upon the conversion of the Series B Preferred and the exercise of the Series A and Series B warrants, including the shares underlying the warrants issued to the placement agent (the "Registrable Securities"). We have agreed to file a registration statement with the Securities and Exchange Commission within 30 days of the closing of this offering which, when declared effective, will permit the public resale of the Registrable Securities. If we should fail to file the registration statement on a timely basis or if the registration statement is not declared effective by the Securities and Exchange Commission within 120 days from its filing

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         date, or in certain other instances specified in the registration rights agreement, we are required to pay the holders liquidated damages equal to 2% of their initial investment for the first month or any portion of that month and thereafter 1.25% for each successive month or any portion of that month until the registration statement is effective or we have cured the other events of default.

         XStream computed a beneficial conversion feature amount for the transaction equal to $2,160,000, which will be recognized as a constructive dividend ratably over the 42 month term to the redemption date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes.

Overview

         We develop, market, sell and distribute alternative beverage category natural sodas, fruit juices and energy drinks (sometimes referred to as New Age Beverages). Our goal is to become a leading brand owner and distributor of beverage products through multiple distribution channels. We believe that our acquisition strategy is key to our ability to grow our company. Since our acquisition of Total Beverage Network in April 2003 through June 30, 2004, we have acquired additional beverage distribution companies together with a natural juice company and certain intellectual property rights related to other alternative beverage names. The acquisitions included:

         *        April 2003 - Total Beverage Network.
         *        April 2003 - Universal Florida Beverage Distributors
         *        May 2003 - Finish-Line Distributors
         *        January 2004 - SQUEEZE trademark
         *        March 2004 - Pacific Rim Natural Juice Company
         *        March 2004 - Maui Juice Company trademark
         *        March 2004 - Ayer Beverages.

         In July 2004 we acquired substantially all of the assets of a fourth company, Master Distributors, Inc. Our business strategy includes the acquisitions of additional distribution companies and proprietary value-added brands currently engaged in various aspects of the alternative beverage industry. Our success is dependent on our ability to make these additional acquisitions and then to effectively integrate their operations into our company.

         The formation of Coca Cola Enterprises and then The Pepsi Bottling Group began the demise of the independent beverage distributors, whose fate was sealed when Cadbury Schweppes began buying up strong brands such as Snapple, Dr Pepper, Seven Up and Mistic and running them through a few strong regional distribution companies, such as S.E. Atlantic in the southeast U.S. The former strong independents have consolidated and acquired many smaller competitors. Most of the surviving small distributors are under- resourced, entrepreneurial operations with weak core brand business and inadequate infrastructures.

         It is within this group of companies, distributors with solid management but without the means to grow, that we have identified potential acquisition targets. Our business objective is to market a full range of proprietary new age brands. To achieve this goal, we are acquiring and developing brands and products that we believe are appropriate and desirable for target consumers, as well as acquiring a network of beverage distribution companies. Our strategy is to complete our network of small to medium sized beverage distributors in major markets throughout the United States. We believe that we will generate stronger than industry average margins by selling value-added proprietary brands and third party value-added brands that are dependent upon our multi-market distribution network. We also believe that the acquisition of beverage distribution companies will give us access to our target customers as well as enabling us to earn revenues by distributing a portfolio of third party brands.

RESULTS OF OPERATIONS

         Our sales for the three months and six months ended June 30, 2004 increased $673,516, or approximately 122% and $1,225,653, or approximately 202%, from the comparable periods in fiscal 2003. The increase in sales is attributable to the implementation of our acquisition strategy which we believe is the key driver to grow our company. Our sales for the three and six months ended June 30, 2004 includes revenues attributable to our Total Beverage Network, Universal Florida Beverage Distributors and Finish-Line Distributors for the entire period reported as compared to sales reported for only a portion of the comparable period in fiscal 2003 as a result of the timing of the acquisitions. We anticipate that our sales will continue to increase during the balance of fiscal 2004 as a result of the continued implementation of our acquisition strategy.

         The cost of goods sold as a percentage of sales for the three months and six months ended June 30, 2004 was approximately 70% and approximately 75%, respectively, of sales as compared to approximately 66% and approximately 61%, respectively, for the comparable periods in fiscal 2003. We reported gross profit as a percentage of sales of approximately 30% and approximately 25%, respectively, for the three and six months ended June 30, 2004 as compared to approximately 34% and approximately 39% for the comparable three and six months periods in fiscal 2003. The decline in our operating margins is attributable to a change in product mix sold as a result of the expansion or our business. During the comparable periods in fiscal 2003 our product offerings were limited to our own product which generates greater margins whereas in six months ended June 30, 2004 we generated sales from both our proprietary products as well as the sale of third party beverage brands sold through our distributors. While the third party products have lower margins, we believe that the increased volume of sales attributable to a broader product line will in time create better margins and contribute to our overall profitability.

         Total operating expenses for the three months and six months ended June 30, 2004 increased approximately 93% and approximately 172%, respectively, from the three months and six months ended June 30, 2003. For the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, this increase, which is attributable to the growth of our company during fiscal 2004, primarily includes:


         * an increase of approximately $ 2,257,513, or approximately 744%, in compensation expense. Included in this increase is an increase of approximately $1,689,905 which reflects non-cash compensation paid which includes $1,350.000 attributable to the issuance of 500,000 shares of our common stock to the directors in February 2004, We do not presently anticipate we will record any similar non-cash expenses during the balance of fiscal 2004. We anticipate that the cash component of our compensation expense will remain relatively constant during the balance of fiscal 2004, subject to increases if we acquire additional companies and their related personnel,

         * an increase of approximately $54,950, or approximately 188%, in rent expense which is attributable to the addition of physical locations as a result of our various acquisitions during fiscal 2004,

         * a guarantee fee of $167,000 during fiscal 2004 for which there was no comparable response during fiscal 2003. This guarantee fee related to our acquisition of Beverage Network of Connecticut and our issuance of shares of our common stock as substitution of collateral for a commercial line of credit, and

         * an increase of approximately $434,894, or approximately 629%, in other general and administrative expenses which includes approximately $367,000 of non-recurring consulting fees.

         The foregoing increases were partially offset by a decrease of approximately $249,393, or approximately 40%, in consulting fees and a decease of approximately $49,708, or approximately 26%, in professional fees.

         During the balance of fiscal 2004 we anticipate that our operating expenses will continue to increase, both in relation to the integration of additional acquired companies into Xstream Beverage, as well as professional fees related to both our reporting requirements under the Securities Exchange Act of 1934 and fees related to financings and acquisitions we consummate.

         Total other income/expense for the three months and six months ended June 30, 2004 decreased approximately 84% and approximately 89%, respectively, from the three months and six months ended June 30, 2003. This decrease is primarily attributable to one-time settlements we recognized during the six months ended June 30, 2003. As a result of the $3,000,000 principal amount secured convertible note we issued in May 2004 to Laurus Master Fund, Ltd. as well as the Series B Convertible Preferred Stock we sold in August 2004, both in financing transactions to provide us with capital to implement our acquisition strategy, we anticipate that our interest expense will significantly increase during the balance of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We have a history of losses and at June 30, 2004 we had an accumulated deficit of $20,573,814 and a working capital deficit of $1,004,334. At June 30, 2004 we also have $2,451,154 of restricted cash which represents a portion of net proceeds from the sale of the $3 million secured convertible note to Laurus Master Fund, Ltd. in May 2004..

         Net cash used in operating activities for the six months ended June 30, 2004 was $1,493,292 as compared to $365,031 for the six months ended June 30, 2003. The increase was primarily attributable to:

         *        an increase of approximately $1,666,285 in our net loss,

         * a decrease of $219,980 in amortization of deferred consulting expenses,

         * an increase of $22,291 in amortization of debt discount to interest expense,

         *        an increase of $32,827 in amortization of intangibles,

         *        a decrease of $61,129 on loss on conversion of debt,

         *        an increase of $375,000 in non-cash stock based loan fee,

         * an increase of $70,068 in interest income on subscription receivable,

         * an increase of $580,441 of non-cash expenses related to expenses and settlements,

         *        an decrease of approximately $128,644 in accounts payable,

         * an increase of $21,224 in other current and non-current assets,

         *        a increase of $72,387 in accounts receivable,

         *        an increase of approximately $11,387 in inventory, and

         * a decrease of approximately $42,457 in other current liabilities..

         Net cash used in investing activities for the six months ended June 30, 2004 was $158,687 as compared to $144,123 in the comparable six month period in fiscal 2003. The funds expended in fiscal 2004 primarily represent the value of securities issued by us in acquisitions. Net cash provided by financing activities for the six months ended June 30, 2004 was $4,105,669 as compared to $462,856 for the six months ended June 30, 2003. The increase in fiscal 2004 is primarily attributable to proceeds from the sale of shares of our common stock and convertible secured note, net of offering costs. Initially, $2,855,000 of the proceeds of the secured convertible term note were held in a restrictive account controlled by Laurus Master Fund, Ltd. Of this amount, approximately $1,737,000 has been released to us subsequent to June 30, 2004 for working capital purposes and was used by us to close our acquisition of the assets of Atlantic Beverage. The balance of the funds held in the restricted account are controlled by Laurus Master Fund, Ltd. until we consummate one or more acquisitions which will be subject to the approval of Laurus Master Fund, Ltd. or until all of the outstanding principal amount of the secured convertible term note is converted into shares of our common stock.

         The report from of our independent auditor on our audited financial statements at December 31, 2003 contains an explanatory paragraph regarding our ability to continue as a going concern. While a significant portion of our net loss for the six months ended June 30, 2004 related to non-cash expenses, and subsequent to June 30, 2004 we have raised an additional $2,160,000 in working capital through the sale of our Series B Convertible Preferred Stock, in order to expand sales of our existing products we will require funds to increase our product inventory, move our subsidiary to a new facility in Maui and equip that facility with additional manufacturing equipment, and for receivable financing. We will also require additional capital to continue to implement our acquisition strategy. We do not presently have any commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. In addition, if we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales and meet our operating and financing obligations as they become due could be in jeopardy.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock- Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock- based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on our financial condition or results of operations.

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

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on our earnings or financial position.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We have not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our Chief Executive Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         All per share information contained in this Quarterly Report gives proforma effect to the one for 20 reverse stock split of Xstream Beverage's common stock effected on July 6, 2004.

         Between April 2004 and June 2004 we issued an aggregate of 72,500 shares of our common stock to consultants for services rendered to us and we recognized an expense of $2.40 per share. These securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         On May 14, 2004, we entered into a securities purchaser agreement with Laurus Master Fund, Ltd. This transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of said act. The securities purchase agreement provided for the purchase and sale of our secured convertible term note in the principal amount of $3,000,000.In connection with the securities purchase agreement, we issued a 10 year common stock purchase warrants to Laurus Master Fund, Ltd. to purchase 225,000 shares of our common stock with an exercise price of $6.40 per share for the first 75,000 shares, $7.80 per share for the next 75,000 shares and $9.00 per share for the remaining 75,000 shares. The warrant contains a cashless basis whereby Laurus Master Fund, Ltd. rather than paying the exercise price in cash may surrender a number of warrants equal to the exercise price of the warrants being exercised. A complete description of the terms of the Laurus Master Fund, Ltd. transaction and copies of the relevant documents are contained in the Report on 8-K as filed on May 25, 2004. H.C. Wainwright & Co. acted as placement agent for us in this transaction and we paid them a cash commission equal to 10% of the gross proceeds received by us and issued them placement agent warrants for an aggregate of 470,000 shares of our common stock.

         Between April 9, 2004 and June 30, 2004 we sold an aggregate of 255,000 shares of our common stock to 30 investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption available under Section 4(2) of said act and Regulation D thereof. We received gross proceeds of approximately $612,000 which we used for general working capital.

         In June 2004 we issued an aggregate of approximately 96,154 shares of our common stock to Master Distributors, Inc. as consideration for our acquisition of the assets of Beverage Network of Maryland, Inc. Please see Note 3 to the Notes to our Consolidated Financial Statements appearing elsewhere herein. These securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. In connection with this transaction, we also issued 15 employees of Beverage Network of Maryland an aggregate of 21,250 shares of our common stock, valued at $2.40 per share, as retention bonuses which we recognized as compensation expense.

         In June 2004 we issued approximately 52,083 shares of our common stock as satisfaction of a $125,000 note payable which resulted in no gain or loss. These securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

Exhibit No.                   Description
-----------                   -----------

31.1         Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2         Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1         Section 1350 certification of Chief Executive Officer

         (b) Reports on Form 8-K

         1. On July 21, 2004 we filed a Report on Form 8-K regarding our acquisition of certain assets of Atlantic Beverage Company;

         2. On July 21, 2004 we filed a Report on Form 8-K regarding the one for 20 reverse stock split of our common stock effective July 16, 2004 and the corresponding reduction in the number of authorized shares of our common stock from 100,000,000 to 5,000,000;

         3. On August 3, 2004 we filed a Report on Form 8-K/A which included the audited financial statements related to our acquisition of Finish Line Distributors; and

         4. On August 5, 2004 we filed a Report on Form 8-K disclosing our sales of shares of our Series B Convertible Preferred Stock and related common stock purchase warrants.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                  Xstream Beverage Group, Inc.

                                  By: /s/ Jerry Pearring
                                      -----------------------
                                  Jerry Pearring, President,
                                  Principal Executive Officer

Dated: August 19, 2004