Form 10QSB
period 2004-09-30
XSTREAM BEVERAGE NETWORK, INC.
filed 2004-11-22
CIK 853833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______to________

                       Commission file number: 333-30158-A

                         Xstream Beverage Network, Inc.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                                 05-0547629
          ------                                                 ----------
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                            Identification No.)

            4800 NW 15 Avenue, Bay A, Fort Lauderdale, Florida 33309
            --------------------------------------------------------
                    (Address of principal executive offices)

                                  954-598-7997
                                  ------------
                           (Issuer's telephone number)

                          Xstream Beverage Group, Inc.
                          ----------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,722,551 shares of common stock as of November 15, 2004.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         XSTREAM BEVERAGE NETWORK, INC.

               Form 10-QSB for the period ended September 30, 2004

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

         When used in this quarterly report, the terms "Xstream Beverage," "we," "our," and "us" refers to Xstream Beverage Network, Inc. a Nevada corporation, and our subsidiaries.

         All per share information contained in this Quarterly Report gives proforma effect to the one for 20 reverse stock split of Xstream Beverage's common stock effected on July 19, 2004.

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet at September 30, 2004 (unaudited)
         and December 31, 2004...............................................3

Consolidated Statements of Operations for the three months
         and nine months ended September 30, 2004 and 2003 (unaudited).......4

Consolidated Statements of Cash Flows (unaudited) for the
         nine months ended September 30, 2004 and 2003.......................5

Notes to Consolidated Financial Statements (unaudited) ......................6

Item 2.  Management's Discussion and Analysis or Plan of Operation..........22

Item 3.  Controls and Procedures............................................27

Part II  Other Information..................................................27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                                                                        September 30, 2004  December 31, 2003
                                                                            (Unaudited)         (Audited)
                                                                           ------------       ------------
ASSETS
  Cash                                                                     $    261,942       $     51,764
  Accounts Receivable, net of allowance for doubtful                            925,040             89,533
    accounts of $130,544 and $52,787, respectively
  Inventory                                                                   1,019,834            198,847
  Other Current Assets                                                           68,654              7,405
                                                                           ------------       ------------
               Total Current Assets                                           2,275,470            347,549
                                                                           ------------       ------------

  Property and Equipment, net of accumulated                                    315,592             46,088
    depreciation of $31,062 and $8,440, respectively
  Cash - restricted                                                             919,591                 --
  Trademarks                                                                    303,017                 --
  Customer Lists, net                                                         2,040,219                 --
  Goodwill                                                                    1,953,936                 --
  Other Assets                                                                   41,595             39,635
                                                                           ------------       ------------
                Total Long Term Assets                                        5,573,950             85,723
                                                                           ------------       ------------
TOTAL ASSETS                                                               $  7,849,420       $    433,272
                                                                           ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIENCY)

  Accounts Payable                                                         $  1,582,250       $    707,286
  Accrued Expenses                                                              591,720            508,775
  Loans and notes payable                                                     1,083,154            215,974
  Loans Payable - Related Party                                                  50,355            224,640
  Other Current Liabilities                                                          --             31,337
                                                                           ------------       ------------
                Total Current Liabilities                                     3,307,479          1,688,012
                                                                           ------------       ------------

  Lease Payable                                                                  41,432                 --
  Long Term Notes, net of discount                                            3,154,248             55,628
  Other long term liabilities                                                    14,350                 --
                                                                           ------------       ------------
                 Total Long Term Liabilities                                  3,210,030             55,628

                 Total Liabilities                                            6,517,509          1,743,640

 Preferred Series B (43.2 shares), net of discount of $2,057,143               126,857                 --

                                                                           ------------       ------------
STOCKHOLDERS' Equity/(Deficiency)

Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
  Series A, 200,000 shares issued and outstanding                                   200                200
Common Stock, $0.001 par value, 50,000,000 shares authorized,                     2,656              1,014
  2,656,423 and 1,013,814 shares issued and outstanding, respectively
Common Stock Issuable, 35,840 and 70, 640 shares, respectively                       36                 71
Paid in Capital                                                              24,046,776         18,440,558
Accumulated Deficit                                                         (22,806,114)       (16,868,669)
Less: Deferred costs                                                            (38,500)          (450,750)
Less: Stock subscription receivable                                                  --         (2,432,792)
                                                                           ------------       ------------
Total Stockholders' Equity/(Deficiency)                                       1,205,054         (1,310,368)
                                                                           ------------       ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIENCY)                      $  7,849,420       $    433,272
                                                                           ============       ============

                 See accompanying notes to financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                                  2004             2003             2004            2003
                                              -----------      -----------      -----------      -----------
Sales                                         $ 3,752,738      $   860,339      $ 5,622,281      $ 1,465,940

Cost of Goods Sold                              2,607,159          590,626        4,026,682          960,784
                                              -----------      -----------      -----------      -----------
Gross Profit                                    1,145,579          269,713        1,595,599          505,156
Expense
   Marketing & Selling                             22,582           22,773          395,998          117,987
   Warehouse & Delivery                           188,594           79,824          298,483          127,271
   Compensation                                 1,229,936          419,762        3,540,996          846,136
   Rent                                            90,037           36,201          179,432           64,413
   Consulting Fees                                328,137          880,552          710,043        1,437,248
   Professional Fees                              229,278           38,821          352,565          247,298
   Guarantee Fee                                       --               --          167,000               --
   Bad Debt Expense                                64,482            1,689           81,546           14,379
   Impairment Expense                                  --          334,324               --          334,324
   Other General & Administrative                 451,682           52,669          953,011          173,491
                                              -----------      -----------      -----------      -----------
     Total Operating Expense                    2,604,728        1,866,615        6,679,074        3,362,547
                                              -----------      -----------      -----------      -----------
Loss From Operations                           (1,459,149)      (1,596,902)      (5,083,475)      (2,857,391)
Other Income/(Expense)
   Other Income                                    28,557               --           33,590               --
   Settlement of employee options                      --               --               --         (418,750)
   Conversion loss on debentures                       --               --               --          (85,050)
   Interest Expense, net                         (669,055)              --         (759,136)              --
   Settlement gain/(loss)                          50,399               --           35,378         (193,000)
   Other expense                                  (32,689)         (52,640)         (14,855)        (134,214)
                                              -----------      -----------      -----------      -----------
     Total Other Income/(Expense)                (622,788)         (52,640)        (705,023)        (831,014)
                                              -----------      -----------      -----------      -----------
Net Loss                                      $(2,081,937)     $(1,649,542)     $(5,788,498)     $(3,688,405)
                                              ===========      ===========      ===========      ===========
Preferred Stock Dividends                        (147,806)              --         (147,806)              --
                                              -----------      -----------      -----------      -----------
Net Loss Available to Common Stockholders     $(2,229,743)     $(1,649,542)     $(5,936,304)     $(3,688,405)
                                              ===========      ===========      ===========      ===========

Net Loss per share - Basic and diluted        $     (0.86)     $     (1.98)     $     (2.92)     $     (5.46)
                                              ===========      ===========      ===========      ===========
Weighted Average Shares Outstanding
 -Basic and diluted                             2,589,786          832,060        2,032,601          676,149
                                              ===========      ===========      ===========      ===========

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                          2004            2003
                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                               (5,788,498)      (3,688,405)
Adjustments to reconcile net cash and operations:
Bad debt                                                                   80,405           17,233
Depreciation                                                               22,622            4,462
Amortization of deferred consulting                                       110,250          385,875
Amortization of debt discount and fees to interest expense                612,105               --
Amortization of Intangibles                                               119,145           53,818
Amortization of unearned compensation                                          --            7,000
Amortization of redemption premium on Series B                             43,200               --
Contributed Services                                                           --          252,621
Loss on conversion of debt                                                 23,921           85,050
Stock Based Settlement Gain/Loss                                           (3,000)       1,195,000
Stock Based Loan fee                                                      375,000               --
Interest Income on Subscription Receivable                                (14,030)        (124,188)
Stock Based expenses                                                    2,098,442          794,652
Goodwil Impairment                                                             --          334,324
Changes in operating assets and liabilities:
Accounts Receivable                                                      (325,180)         (12,588)
Inventory                                                                  32,659          (35,014)
Other current and non-current assets                                      (41,839)         (16,585)
Accounts Payable                                                         (200,342)         248,708
Accrued expenses                                                         (376,863)         150,431
Other current and non-current liabilities                                 429,861           28,030
                                                                      -----------      -----------
Net cash used in operating activities                                  (2,802,142)        (319,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                     (88,626)         (22,240)
Payment for purchase of Ayer Beverage, net of cash acquired              (100,000)              --
Payment for purchase of Maui Juice Brand, net of cash acquired            (25,000)              --
Payment for purchase of Pacific Rim, net of cash acquired                 (15,500)              --
Payment for purchase of Master Distributors, net of cash acquired        (570,000)              --
Acquisitions, net of cash acquired                                             --         (240,093)
                                                                      -----------      -----------
Net Cash used in investing activities                                    (799,126)        (262,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds, net of loan costs                                        2,809,400          415,991
Restricted cash portion of loan proceeds                               (2,451,154)              --
Disbursement of restricted cash                                         1,531,563               --
Loan repayments                                                        (1,579,229)          (9,801)
Proceeds from sales of common stock, net of offering costs              1,340,866          142,223
Proceeds from sales of preferred stock                                  2,160,000               --
                                                                      -----------      -----------
Net cash provided by financing activities                               3,811,446          548,413
                                                                      -----------      -----------
Net cash increase (decrease)                                              210,178          (33,496)
Cash at beginning of period                                                51,764           46,298
                                                                      -----------      -----------
Cash at end of period                                                 $   261,942      $    12,802
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest paid                                                       $   117,602      $    11,760
  Taxes paid                                                                   --               --

SUPPLEMENT DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Acquisition of Customer List (Note payable and Stock)                 $        --           17,500
Common Stock issued for acquisitions                                      356,769        1,237,500
Common Stock issued for debt conversion                                   140,000           70,000
Common Stock issued for debt settlement                                    57,418            2,450
Cancellation of Common Stock for subscription receivable                2,446,822               --
Common Stock issued for deferred services                                  38,500          297,500
Common Stock issued for deferred compensation                              34,501           21,842
Equity Related Debt Discount                                            1,419,251               --
                                                                      -----------      -----------
                                                                        4,493,261        1,646,792
                                                                      ===========      ===========

    XSTREAM BEVERAGE NETWORK, INC.NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A) Basis of Presentation
-------------------------

The accompanying unaudited consolidated financial statements of Xstream Beverage Network, Inc. and its subsidiaries ("Xstream" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

It is management's opinion, all material adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

XStream has completed five acquisitions according to its business strategy as follows, Beverage Network of South Florida, Inc. ("BNSF")on April 9, 2003; Beverage Network of Connecticut, Inc. ("BNCT") on May 1, 2003; Beverage Network of Hawaii, Inc. ("BNHI") on March 1, 2004; Beverage Network of Massachusetts, Inc. ("BNMA") on March 15, 2004; Beverage Network of Maryland, Inc. ("BNMD")on July 1, 2004. These acquisitions were accounted for under the purchase method. (See Note 3 for details.)

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

(C) Revenue Recognition
-----------------------

The Company follows the criteria of the United States Securities and Exchange Commission Staff Accounting Bulletin 104 for revenue recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company recognizes revenue upon acceptance of delivery of its product by its customers at agreed prices. Based on market conditions, the Company or its suppliers may choose to promote certain brands by offering free product or case volume discounts. The cost of any supplier-sponsored promotion is recoverable in whole or in part from the supplier. The Company follows the guidance of Emerging Issues Task Force (EITF) Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer" and
(EITF) Issue 02-16 "Accounting By a Customer (Including a Reseller) for Certain Considerations Received from Vendors." Accordingly, the Company does not recognize revenue on free promotional products, discounts or rebates received. These incentives are recognized as a reduction of the cost of products. Promotional products given to customers are recognized as a cost of sales, net of any charge-backs received from vendors. Cash incentives provided to customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

(D) Goodwill, Trademarks and Other Intangibles
------------------------------------------------

Acquired goodwill is considered to have an indefinite life pursuant to Statement of Financial Accounting Standards No. SFAS 142, "Goodwill and Other Intangible Assets," and accordingly is not amortized but subject to periodic impairment tests. Acquired customer lists are considered to have a finite life, and pursuant to SFAS 142, are to be amortized over the period the asset is expected to contribute to the future cash flows. XStream expects the period to be five years. The customer lists will also be subject to periodic impairment tests. Acquired trademarks are considered to have an infinite life but will be subject to impairment analysis on an annual basis. In accordance with SFAS No. 142, the Company is required to evaluate the carrying value of its intangible assets (goodwill, trademarks and customer lists) subsequent to their acquisition. Between April 2003 through September 30, 2004, the Company acquired five beverage distribution companies together with a natural juice company and certain intellectual property rights related to other new age beverage names. The Company's intangible assets, including goodwill, trademarks and customers lists, were acquired in these acquisitions.

(E) Reverse Stock Split
-------------------------

On July 19, 2004, the Company affected a one-for-twenty reverse stock split. All references in the consolidated financial statements to shares, share prices and per share amounts have been adjusted retroactively for the one-for-twenty reverse stock split.

(F) Accounting Estimates
-------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances. Such estimates are reviewed on an on-going basis and actual results could differ from those estimates.

(G) Restricted Cash
------------------------

The Company completed a $3,000,000 financing with Laurus Master Fund, Ltd. ("Laurus") in May 2004 through the issuance of a secured convertible term note ("Secured Note"). The terms of the Secured Note required Laurus to deposit $2,855,000 of the proceeds of the Secured Note in a restrictive account controlled by Laurus. The funds held in the restricted account are controlled by Laurus until the Company consummates one or more acquisitions which will be subject to the approval of Laurus or until all of the outstanding principal amount of the Secured Note is converted into shares of the Company's common stock. Of this amount, approximately $1,935,409 has been released to the Company for working capital purposes and to close certain of its acquisitions. At September 30, 2004 $919,591 remained on deposit in the restricted account.

(H) Going Concern
-----------------------

As reflected in the accompanying consolidated financial statements, the Company, for the nine months ended September 30, 2004, has a net loss and cash used in operations of $5,788,498 and $2,802,142, respectively, and an accumulated deficit and working capital deficit of $22,806,114 and $1,032,009, respectively, at September 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to seek to raise additional working capital to fund its current operations and to pursue its acquisition plan. There are no assurances, however, that the Company will be successful in raising additional working capital upon terms satisfactory to it, if at all. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - NET LOSS PER COMMON SHARE:

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the nine months ended September 30, 2004 and 2003, the diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss. The total outstanding warrants which have been excluded from the calculation of loss per share were 3,601,900 and 300,000 at September 30, 2004 and 2003, respectively. In addition the Company has Series A Cumulative Convertible Preferred Stock that could convert into 200,000 and 200,000 shares of common stock and Series B Convertible Preferred Stock that could convert into 1,440,000 and 0 shares of common stock at September 30, 2004 and 2003, respectively. The Company also has convertible notes that could convert into 365,385 and 0 shares of common stock as a result of Master Distributors acquisition and 2,000,000 and 0 shares of common stock as a result of the Secured Note at September 30, 2004 and 2003, respectively. (See note 3-Acquisitions and Note 13 -Notes Payable) The potential dilutive effects of the convertible preferred stock and convertible notes have been excluded from the calculation of net loss per common share.

NOTE 3 - ACQUISITIONS:

Squeeze Transaction - On January 14th, 2004, the Company's wholly owned subsidiary, XStream Brands, Inc., a Florida corporation, entered into an Assignment of Trademark with Squeeze Beverage, Inc., for the assignment of all of its rights and interests in the mark "SQUEEZE" for carbonated flavored soft drinks and seltzer water, including all variations thereof such any spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. The Company issued 20,000 shares of common stock to Squeeze Beverages, Inc. in exchange for the assignment of the trademark. Based upon the contemporaneous private placement offering price of $2.40 per share the Company valued the acquisition at $48,000.

Maui Juice Transaction - On March 1, 2004, the Company's wholly owned subsidiary, Xstream Brands, Inc., a Florida corporation, ("XStream Brands"), entered into an Assignment of Trademark with The Maui Juice Company, Inc. ("Maui"), for the assignment of all of its rights and interests in the mark "Maui Juice Company", including all variations thereof such any spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. The purchase price for the assignment of the mark was $255,017 in cash with $25,000 paid at the acquisition date and $230,017 to be paid under the terms of the agreement. The $230,017 is the present value of the two notes imputing an annual interest rate at 6%, one for $75,000 gross and the other for $200,000 gross. The terms of the $75,000 note are three quarterly payments beginning July 1, 2004 of $25,000. As of September 30, 2004, the Company has paid $50,000 on this note. The terms of the $200,000 note are 32 quarterly payments of $6,250 beginning April 1, 2005.

Pacific Rim Transaction - On March 1, 2004, the Company's wholly owned subsidiary, Beverage Network of Hawaii, Inc. a Florida corporation ("BNHI"), acquired substantially all of the assets and assumed certain liabilities of Pacific Rim Natural Juice Company, Inc., a Hawaii corporation ("Pacific Rim"). This acquisition was consummated pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated March 1, 2004 by and among BNHI (the "Acquirer") and Pacific Rim. Under the terms of the Purchase Agreement, the Acquirer purchased substantially all of the assets of Pacific Rim and assumed certain liabilities for in exchange for 12,500 shares of XStream's common stock, which, based upon the contemporaneous private placement offering price of $2.40 per share had a value of $30,000. In addition, prior to the closing, the Company advanced Pacific Rim, $15,500 resulting in a total purchase price of $45,500.

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

The table below summarizes the pro forma information of the results of operations as though the business combinations had been completed as of January 1, 2003:

                                           Nine Months Ended
                                              September 30,
                                     ---------------------------------
                                         2004                 2003
                                     -----------           -----------

     Sales                           $ 5,674,228           $ 1,545,780
     Cost of Goods                     4,057,003             1,030,618
                                     -----------           -----------

     Gross Profit                      1,617,225               515,162
     Operating Expenses                6,821,088             3,625,153
                                     -----------           -----------

     Net Ordinary Loss                (5,203,863)           (3,109,991)

     Other Income (Expense)             (123,981)            (858,242)
                                     -----------           -----------

     Net Loss                        $(5,327,844)          $(3,968,233)
                                     ===========           ===========

     Net Loss per Share              $    (2.11)           $    (5.67)
                                     ===========           ===========

Ayer Beverage Transaction - On March 15, 2004, the Company's wholly owned subsidiary, Beverage Network of Massachusetts, Inc., a Florida corporation ("BNMA") acquired substantially all of the assets and assumed certain liabilities of Ayer Beverages, Inc., a Massachusetts corporation ("Ayer Beverage"). This acquisition was consummated pursuant to an Asset Purchase agreement (the "Purchase Agreement") dated March 15, 2004, by and among BNMA (the "Acquirer") and Ayer Beverage. Under the terms of the purchase Agreement, the Acquirer purchased substantially all of the assets of Ayer Beverage and assumed certain of its liabilities for $100,000 cash, $100,000 in notes payable and 20,000 shares of XStream's common stock which, based upon the contemporaneous private placement offering price of $2.40 per share had a value of $48,000 resulting in a total purchase price of $248,000. The terms of the non-interest bearing note payable are four quarterly payments of $25,000 each, not earlier than July 15, 2004; the first of the four payments of $25,000 was made in August, 2004. BNMA has also entered into an employment agreement with existing key management of Ayer Beverage. The employment agreement is for a period of thirty-six months, commencing March 15, 2004, at a base salary of $80,000 per year. The employee is also entitled to receive an issue of 750 common shares of Xstream's common stock upon completion of each the first and second anniversary of the agreement and 1,500 shares upon completion of the third anniversary of the agreement.
The agreement also stipulates for an employee bonus to be calculated on the quarterly gross profit (from 2% - 3%) based upon performance as mandated by management's profit targets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Ayer Beverages.

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

The table below summarizes the pro forma information of the results of operations as though the business combinations had been completed as of January 1, 2003:

                                           Nine Months Ended
                                               September 30,
                                     ---------------------------------
                                        2004                  2003
                                     -----------           -----------
     Sales                           $ 5,815,168           $ 1,829,822
     Cost of Goods                     4,255,769             1,480,598
                                     -----------           -----------
     Gross Profit                      1,559,399               349,224
     Operating Expenses                6,816,074             3,558,475
                                     -----------           -----------

     Net Ordinary Loss                (5,256,675)          (3,209,251)

     Other Income (Expense)             (121,536)            (836,176)
                                     -----------           -----------
     Net Loss                        $(5,378,211)         $(4,045,427)
                                     ===========           ===========

     Net Loss per Share              $     (2.13)          $    (5.78)
                                     ===========           ===========

Master Distributors Transaction - On July 9, 2004, the Company's wholly owned subsidiary, Beverage Network of Maryland, Inc., a Florida corporation, announced it has completed, effective July 1, 2004, the acquisition of substantially all of the assets and certain liabilities of Master Distributors Inc. (d/b/a Atlantic Beverage Company.), a Mid-Atlantic distributor of non-alcoholic beverages serving Washington, D.C., Virginia and Maryland. Atlantic Beverage Company, which operates under the corporate entity of Master Distributors, Inc., has a leased warehouse in Jessup, Maryland just outside of Baltimore. The consideration and terms of the acquisition were 96,154 shares of the Company's common stock (valued at $2.40 for accounting purposes), $570,000 in cash, $554,648 in cash due within 60 days of the closing, a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest and a separate $250,000 payment to be made in 12 equal weekly installments commencing July 15, 2004 totaling $3,605,417. (See Note 14) As of September 30, 2004, the Company has paid $42,000 toward the $554,648 note, has paid off the $250,000 installment note and paid $100,000 toward the $2,000,000 promissory note. The holder of the convertible promissory note, at his discretion, may elect to receive shares of Xstream's common stock in lieu of a cash payment. The minimum conversion is $25,000 at a predetermined value of $5.20 per share. In addition, Xstream issued 21,250 common stock shares to various non-owner employees as an incentive to retain them. Beverage Network of Maryland, Inc, has also entered into an employment agreement with existing key management of Master Distributors, Inc. The initial term of the agreement is for a period of six months, commencing July 1, 2004, at a monthly salary of $18,750. The final term of the employment agreement, commencing December 31, 2004, for a period of eight months, provides for a per-diem rate of $1,000 for each day that XStream may request the services of the employee.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Master Distributors, Inc.

                                                 July 1, 2004
                                                 ------------
         Accounts receivable                     $   554,648
         Inventory                                   841,519
         Fixed assets                                140,800
         Other assets                                 21,371
         Customer list                             1,973,240
         Goodwill                                  1,737,621
         Current liabilities                        (951,183)
         Loans and notes                            (700,249)
         Other liabilities                           (12,350)
                                                  ----------
             TOTAL PURCHASE PRICE                 $3,605,417
                                                  ==========

Goodwill recognized is expected to be deducted over a 15 year period for tax purposes.

The table below summarizes the pro forma information of the results of operations as though the business combinations had been completed as of January 1, 2003:

                                              Nine Months Ended
                                                September 30,
                                     ---------------------------------
                                        2004                  2003
                                     -----------           -----------
     Sales                           $ 6,100,225           $ 4,995,003
     Cost of Goods                     4,099,762             3,344,171
                                     -----------           -----------

     Gross Profit                      2,000,463             1,650,832
     Operating Expenses                2,164,637             2,470,040
                                     -----------           -----------
     Net Ordinary Loss                  (164,174)             (819,208)

     Other Income (Expense)              (67,721)              (93,080)
                                     -----------           -----------
     Net Loss                        $  (231,895)          $  (912,288)
                                     ===========           ===========

     Net Loss per Share              $      (.09)          $     (1.30)
                                     ===========           ===========

NOTE 4 - ACCOUNTS RECEIVABLE:

Accounts receivable, net of allowance for doubtful accounts for the nine months ending September 30, 2004 and December 31, 2003 were $925,040 and $89,533, respectively.

NOTE 5 - INVENTORY:

Inventories are stated at the lower of "first-in, first-out" cost or market. The inventory balance consisted of the following:

                                                 September 30, 2004        December 31, 2003
                                                 ------------------        -----------------
Resalable products                                 $   952,407                 $  198,847
Proprietary brand raw materials                         67,427                        -0-
                                                   -----------                 ----------
         Total:                                    $ 1,019,834                 $  198,847
                                                   ==========                  ==========

NOTE 6 - FIXED ASSETS:

Property and equipment, net of accumulated depreciation was $315,592 and $46,088 at September 30, 2004 and December 31, 2003, respectively. Depreciation expense for the nine months ended September 30, 2004, and September 30, 2003 was $22,622 and $3,909, respectively.

NOTE 7 - TRADEMARKS:

Trademarks consist of the following:

                                                 September 30, 2004    December 31, 2003
                                                 ------------------    -----------------
Squeeze Soda                                        $   48,000                      -0-
Maui Juice                                             255,017                      -0-
                                                    ----------              ----------
         Total:                                     $  303,017              $       -0-
                                                    ==========              ===========

In March 2004 and January 2004, respectively, the Company acquired the trademarks Maui Juice Company and Squeeze. Management believes that these trademarks have indefinite life cycles based on the market life of the products. In accordance with SFAS No. 142 , the Company has determined that the trademarks acquired for Maui Juice Company and Squeeze have indefinite lives, as supported by the Company's ability and intent to renew the trademarks as legally required to continue the company's ownership of the trademark and management's belief that these products have indefinite life cycles based on the market. (See Note 3
- Acquisitions)

NOTE 8 - CUSTOMER LIST:

The table below summarizes the balance of customer lists as of September 30, 2004:

                                                  September 30, 2004    December 31, 2003
                                                  ------------------    -----------------
Beverage Network of Hawaii, Inc.                    $   38,350                      -0-
Beverage Network of Massachusetts, Inc.                147,774                      -0-
Beverage Network of Maryland, Inc.                   1,973,240                      -0-
                                                    ----------              -----------
Accumulated Amortization:                             (119,145)                     -0-
                                                    ----------              -----------
                  Total:                            $2,040,219                      -0-
                                                    ==========              ===========

As a result of the acquisitions of the assets of Ayer Beverages, Pacific Rim Natural Juice Company and Master Distributors, Inc., the Company recorded an identifiable tangible asset classified as customer lists. The customer lists are being amortized over a five-year period. Management does not believe that there have been any events or circumstances that have resulted in the need for a revision to the remaining period of amortization as defined in of SFAS No. 142. Amortization expense for the nine months ending September 30, 2004 and September 30, 2003 is $119,145 and $39,018, respectively. (See Note 3 - Acquisitions)

NOTE 9 - GOODWILL:

The table below summarizes the balance of goodwill as of September 30, 2004:

                                                September 30, 2004    December 31, 2003
                                                ------------------    -----------------
Beverage Network of Hawaii, Inc.                    $   44,695                   -0-
Beverage Network of Massachusetts, Inc.                171,620                   -0-
Beverage Network of Maryland, Inc.                   1,737,621                   -0-
                                                    ----------            ----------
                  Total:                            $1,953,936                   -0-
                                                    ==========            ==========

Pursuant to SFAS No. 142, goodwill of a reporting unit is required to be tested for impairment on an annual basis and between annual tests in certain circumstances. Testing for impairment, beyond an annual basis, is required if there is a significant adverse change in the entity carrying the goodwill. The Company evaluates the carrying value of intangible assets as of the fiscal year end for all entities. Management believes that there has been no significant adverse change in the businesses of BNMA, BNHI or BNMD. Accordingly, management has deemed it not necessary to perform an impairment evaluation at this interim period.

NOTE 10 - ACCRUED EXPENSE-SALARIES, ACCRUED EXPENSE-OTHER:

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

Effective February 5, 2004, the Company executed revised employment agreements for its Chairman, President, and Vice Chairman stipulating an annual base compensation of $130,000 each. Accrued compensation reflecting officers, new hires, and acquisitions, for the period ending September 30, 2004 was as follows:

         Accrued Expense Salaries-Officers/Directors:     $ 311,793
         Accrued Expense Salaries-Other                     196,631
         Accrued Expense - Other                             40,096
                                                          ---------

                                Total Accrued Expenses:   $ 548,520
                                                          =========

The Company has accrued salaries at September 30, 2004 of $311,793, in aggregate, due to the Chairman, President and Vice Chairman. The remaining accrued salaries balance at September 30, 2004 of $196,631 consists of $36,908 due to a former employee and $159,723 of current payroll paid in October 2004.

NOTE 11 - LOANS PAYABLE AND LOANS PAYABLE, RELATED PARTY:

Loans payable at September 30, 2004 were as follows:

Loans Payable:

   Bank Line of Credit 6% Interest (1)                                  11,200
   Automotive equipment loan (1)                                           923
   $100,000 non-interest bearing, due April, 2005 (2)                   75,435
   $275,000 notes in aggregate (3)                                     182,429
   $22,692 Plus 8%, due June 2004 (1) (loan in default)                 22,692
   July 2004, interest bearing demand note 6%, (1)                     462,277
   July 2004, secured convertible Note 6%, (1)                         328,198
                                                                    ----------
  Total Loans Payable - Other                                       $1,083,154

  Loans Payable, Related Party                                          50,355
                                                                    ----------
   Total Loans Payable                                              $1,133,509
                                                                    ==========

(1)  Loans were assumed as part of the Ayer Beverage acquisition.

(2)  Note issued as part of the Ayer Beverage acquisition purchase price.

(3) This represents the notes issued as part of the Maui Juice Brand acquisition purchase price.

(4)  Notes issued as part of the Master Distributors acquisition purchase price.

 (See details at Note 3 - Acquisitions).

In January 2004, an agreement was made to convert a $15,000 third party, non-interest bearing demand note to equity with the common shares valued at the contemporaneous private placement offering price of $2.40 per share. The transaction resulted in the Company recognizing a gain on conversion of $3,000.

In March 2004, a principal shareholder advanced an additional $32,500 to the Company. All advances from the shareholder are represented by a non-interest bearing demand note with no specified term.


NOTE 12 - LEASE PAYABLE:

BNMD assumed an equipment lease from Master Distributors, Inc. The agreement was executed on July 16, 2003 with a term of five years. The Company settled with the leasing company on October 11, 2004 by paying $19,230, and will recognize a settlement gain of $22,202 in the fourth quarter of fiscal 2004.

NOTE 13 -LONG TERM NOTES, NET OF DISCOUNT:

The following table reflects long-term notes at September 30, 2004:

               Senior secured convertible note                    $ 3,000,000
               Secured 6% convertible note                          1,913,572
               Debt discount on senior secured convertible note    (1,431,126)
                                                                  -----------
                                                                    3,482,446
               Current portion of secured 6% convertible note        (328,198)
                                                                  -----------
                                                                  $ 3,154,248
                                                                  ===========

On May 14, 2004, the Company secured a financing arrangement with Laurus. The financing consists of a $3 million Secured Note that bears interest at the rate of prime plus two percent and has a term of three years (May 14, 2007). The Secured Note is convertible into shares of the Company's common stock, only upon effectiveness of a registration statement registering the underlying shares, at an initial fixed price of $4.60 per share for the first $50,000 with the remaining $2,950,000 convertible at a fixed price of $5.20 per share, a premium to the 22-day average closing share price as of May 14, 2004. The conversion price of the Secured Note is subject to adjustment upon the occurrence of certain events. As a result of the subsequent sale of the Series B Convertible Preferred Stock, the initial conversion price was reduced to $1.50 per share (See Note 14 - Series B Convertible Preferred Offering)

In connection with the financing, Laurus was also issued warrants to purchase up to 225,000 shares of the Company's common stock. The warrants are exercisable as follows: 75,000 shares at $6.40 per share; 75,000 shares at $7.80 per share and the balance at $9.00 per share. The Company recorded a debt discount of (i) $822,000 for the valuation of the 225,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 149%, zero dividends and expected term of three years); (ii) $597,251 for a beneficial conversion feature inherent in the Secured Note and (iii) $131,000 for debt issue costs paid to affiliates of the lender, for a total discount of $1,550,251. The $822,000 and $131,000 are being amortized over the term of the Secured Note. Since the conversion is contingent on the effectiveness of the registration statement, which date cannot be determined, the Company will begin amortizing the $597,251 over the remaining term of the debt once the registration statement is declared effective. On September 30, 2004 the Company filed the registration statement with the Securities and Exchange Commission and the registration statement remains pending as of the date of this report. Amortization of the debt discounts through September 30, 2004 was $119,125.

On July 20, 2004, the Company issued Laurus warrants to purchase 125,000 shares of the Company's common stock with an exercise price of $3.00 per share and a term of 10 years. The warrants were issued as compensation to Laurus for the release of $250,000 of the restricted cash. The Company recognized interest expense from this issuance of $492,980 during the three and nine months ending September 30, 2004.

To secure the payment of all obligations, Xstream entered into a Master Security Agreement which assigns and grants to Laurus a continuing security interest in all of the following property now owned or at any time upon execution of the agreement, acquired by the Company or subsidiaries, or in which any assignor now have or at any time in the future may acquire any right, title or interest: all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, tradestyles and any other intellectual property, in each case, in which any Assignor now have or may acquire any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions. In the event any Assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and have obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus agrees to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

The Secured Notes stipulates that the Secured Note is to be repaid using cash payment along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulate that beginning on September 1, 2004, or the first amortization date, the Company shall make monthly payments to Laurus on each repayment date until the maturity date, each in the amount of $1,470.59 (the "Tranche A Monthly Principal Amount"), together with any accrued and unpaid interest to date on such portion of the first $50,000 aggregate principal amount of the note ("Tranche A") and each in the amount of $16,176.47 (the "Tranche B Monthly Principal Amount"), together with any accrued and unpaid interest to date on such portion of the next $2,950,000 aggregate principal amount of the note ("Tranche B"). The conversion repayment states that each month by the fifth business day prior to each amortization date, Laurus shall deliver to the Company a written notice converting the monthly amount payable on the next repayment date in either cash or shares of common stock, or a combination of both. If a repayment notice is not delivered by Laurus on or before the applicable notice date for such repayment date, then the Company pays the monthly amount due in cash. Any portion of the monthly amount paid in cash shall be paid to Laurus in an amount equal to 102% of the principal portion of the monthly amount due. If Laurus converts all or a portion of the monthly amount in shares of the Company's common stock, the number of such shares to be issued by the Company will be the number determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price, which is presently $1.50 per share.

The allocation of proceeds was as follows: $131,000 was used to pay an affiliate of Laurus for management, due diligence/documentation fees and escrow agent fees; $102,292 was used to payoff a term loan and line of credit at a commercial lending institution; $50,000 was paid to Master Distributors, Inc., as a deposit, and $266,708 was used by the Company as operating capital.
The balance of $2,450,000 was deposited by Laurus on behalf of the Company into an account, which is in the sole dominion and control of Laurus. The purpose of the account is to ensure funds are readily accessible for the cash-financing portion of acquisitions or for any other purpose that Laurus Funds deemed appropriate for use of such funds. The balance with accumulated interest at September 30, 2004 was $919,591. SEE NOTE 1 - (G) RESTRICTED CASH.

A registration rights agreement was executed requiring the Company to register the shares of its common stock underlying the Secured Note and warrants so as to permit the public resale thereof. Liquidated damages of 2% of the Secured Note balance per month accrue if stipulated deadlines are not met. The registration statement was filed with the Securities and Exchange Commission on September 30, 2004.

Pursuant to the terms of the acquisition of substantially all of the assets of Master Distributors, Inc. as partial consideration for the purchase price the Company issued a secured convertible note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest. The holder, at his discretion, may elect to receive shares of Xstream's common stock in lieu of a cash payment. The minimum conversion is $25,000 at a predetermined value of $5.20 per share.

NOTE 14 - SERIES B CONVERTIBLE PRFERRED STOCK OFFERING

On August 2, 2004 the Company sold 43.2 shares of Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. The Company received gross proceeds of $2,160,000. See Note 16, Stockholders' Equity and Recapitalization - Preferred Stock for a description of the designations, rights and preferences of the Series B Convertible Preferred Stock.

The Company issued the purchasers of the Series B Preferred two series of five-year common stock purchase warrants. The Series A Warrants are exercisable into a number of shares of the Company's common stock equal to 100% of the shares issuable upon the conversion of the Series B Preferred at an exercise price of $2.00 per share. The Series B Warrants are exercisable into a number of shares of the Company's common stock equal to 50% of the shares issuable upon the conversion of the Series B Preferred at an exercise price of $4.00 per share. All other terms of the warrants are identical, and include:

         (i) the warrants are transferable at the discretion of the holder,

         (ii) the number of shares underlying the warrant and the exercise price of each warrant are subject to adjustment in the event of recapitalization, reorganization, reclassifications, consolidations, mergers or a sale of all or substantially all of the Company's assets or properties, stock dividends, subdivisions and combinations and distributions as well as issuance of additional shares of the Company's common stock or any common stock equivalents (as that term is defined in the warrant) at a price less than the then current exercise price of the warrant or if the Company purchases any shares of its common stock at a price greater than the market value or the current exercise price,

         (iii) holders are restricted in their ability to exercise the warrants if at the time of exercise the number of shares of common stock to be issued, together with all other shares of common stock owned by the holder, would result in the holder owning in excess of either 4.9% or 9.9% of the then issued and outstanding shares of the Company's common stock, subject to a waiver by the holder of these limitations upon 61 days notice to the Company, and

         (iv) beginning 12 months from the effective date of the registration statement covering the resale of the shares of common stock underlying the warrants as described below, at the Company's option upon 20 days notice the Company can call up to 100% of the warrants at $0.01 per share if the market value of its common stock has been greater than 400% of the conversion price then in effect for the Series B Preferred for 20 trading days immediately preceding the call notice, subject to certain requirements.

The Company paid a 10% cash commission ($216,000) and five year common stock purchase warrants to purchase 228,000 shares of its common stock at an exercise price of $1.50 per share as an offering cost, which is charged against the proceeds of the offering for financial accounting purposes. In connection with the transaction, the Company also agreed to pay the attorney's fees of the purchasers in an amount not to exceed $35,000. The Company also granted the purchasers a three year right of first offer and refusal for certain subsequent financings, other than those it may enter into with Laurus, Ltd. or any entity, which Laurus, Ltd. may introduce to the Company.

The Company also granted the purchasers registration rights covering the shares of its common stock issuable upon the conversion of the Series B Preferred and the exercise of the Series A and Series B warrants, including the shares underlying the warrants issued to the placement agent (the "Registrable Securities"). The Company agreed to file a registration statement with the Securities and Exchange Commission within 30 days of the closing of this offering which, when declared effective, will permit the public resale of the Registrable Securities. If the Company should fail to file the registration statement on a timely basis or if the registration statement is not declared effective by the Securities and Exchange Commission within 120 days from its filing date, or in certain other instances specified in the registration rights agreement, the Company is required to pay the holders liquidated damages equal to 2% of their initial investment for the first month or any portion of that month and thereafter 1.25% for each successive month or any portion of that month until the registration statement is effective or the Company has cured the other events of default. The Company did not file the registration statement until September 30, 2004; accordingly, the Company has recognized an expense of $43,200 during the three months ended September 30, 2004 representing the liquidated damages during that quarter for the failure to file the registration statement on a timely basis.

The Company recorded the fair value of the 1,440,000 Series A warrants and the 720,000 Series B warrants issued with the Series B preferred stock utilizing the Black-Scholes pricing model with the following assumptions: an interest rate of 2.53%, volatility of 149%, zero dividends and expected term of five years. The Company calculated the fair value of the warrants at $2,160,000, which will be recognized as a constructive dividend ratably over the 42 month term to the redemption date.

Pursuant to the terms of the placement documents (stipulating the debt instrument is convertible or redeemable at the discretion of the holders at the end of the 42 month term), the transaction was classified as mezzanine financing and the balance of the $2,160,000 gross proceeds and the discount of $2,160,000 resulting from the fair value of the warrants are reflected as of September 30, 2004 (See Note 16 - Preferred Stock). Additionally, if the instrument is redeemed, the redemption price is the result of the number of shares that would be issued upon conversion times $1.85 per share. The result is a premium of $504,000 that based upon the current conversion price of $1.50. The redemption premium will be accreted into dividends during the term of the instrument, 42 months. Therefore, for the three and nine month periods ending September 30, 2004, the Company recognized an additional dividend of $24,000 on the Series B preferred stock.

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

 (A) FACILITY LEASES
-------------------

Effective December 1, 2003, XStream terminated its month-to-month lease at its corporate headquarters in Boca Raton and co-located with its subsidiary, BNSF. Effective June 1, 2003, BNSF entered into a 24-month lease for new distribution facilities. In November 2003, this lease was cancelled by the landlord and succeeded by another lease effective December 1, 2003 for a 12-month term ending November 30, 2004. The rent is $4,552 per month. Rent expense for corporate headquarters and BNSF was $38,341 and $25,308 for the nine months ending September 30, 2004 and 2003, respectively.

Effective November 1, 2003, BNCT entered into a 60-month lease for new distribution facilities. The rent is $5,108 per month for the 13,622 square foot facility. Rent expense for BNCT was $48,474 and $7,500 for the nine months ending September 30, 2004 and 2003, respectively.

BNHI assumed the current lease as part of acquiring the assets of Pacific Rim. The terms are month-to-month with the rent of $1,038 per month. In March of 2004, BNHI entered into a month-to-month lease agreement for management facilities with monthly rent of $4,200. The space is being utilized as housing for marketing consultants and other individuals active in expanding the brand and current distribution territory. Rent expense charged to operations for the nine months ending September 30, 2004 was $29,532.

BNMA assumed the lease from Ayer Beverage, Inc., consisting of a 4,300 square foot facility at a cost of $1,425 monthly. The current lease expires on June 30, 2005 with an annual renewal option. On June 1, 2004, BNMA entered into a second lease agreement for 13,500 sq. ft. of space located in Lawrence, MA. The terms are month-to-month at a cost of $5,000 per month. The rent charged to operations was $31,775 as of September 30, 2004.

BNMD assumed the lease from Master Distributors, Inc., consisting of a 70,261 square foot facility at a cost of $24,053 monthly. The current lease expires on March 31, 2008. BNMD also subleases to four tenants, 12,250 square feet of warehouse space along with parking spaces adjacent to the building. The total space subleased yields $12,950 per month, which is offset against rent expense.

The total rent charged to operations, post acquisition, was $31,309 for the nine months ending September 30, 2004.

B) EMPLOYMENT AGREEMENTS
-------------------------

See Note 10 for details regarding employment agreements with the Company's chairman, president and Vice Chairman.

NOTE 16 - STOCKHOLDER'S EQUITY AND RECAPITALIZATION:

 (A) PREFERRED STOCK
-------------------

The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value, issuable in such series and with such designations, rights and preferences as the Board of Directors may determine from time to time in its sole discretion. In October 2001, the Board of Directors authorized 200,000 shares of Series A preferred stock, which is cumulative voting and convertible and does not have dividend rights. Each share of Series A preferred stock is convertible to one share of common stock and each share of Series A preferred stock is entitled to five votes on each matter submitted to a vote of the Company's shareholders. There were 200,000 preferred Series A shares outstanding at September 30, 2004.

In August 2004 in connection with its sale of 43.2 shares of Series B Convertible Preferred Stock the Board of Directors authorized a series of 80 shares of Series B Convertible Preferred Stock.

The designations, rights, and preferences of the Series B Preferred provide that the shares of Series B preferred stock (i) the shares have a liquidation preference of $50,000 per share; (ii) dividends are cumulative and payable at the option of the Company into cash, shares of Series B preferred series or registered common shares; (iii) the shares are convertible at any time on or after the effective date of a registration statement registering the underlying shares into shares of common stock equal to the liquidation preference divided by the current conversion price of $1.50 per share. The conversion price is subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event the Company should issue or sell any additional shares of common stock or other securities, which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. Holders are restricted in their ability to convert the Series B Preferred into common stock if at the time of conversion the number of shares of common stock to be issued, together with all other shares of common stock owned by the holder, would result in the holder owning in excess of either 4.9% or 9.9% of the then issued and outstanding shares of the Company's common stock, subject to a waiver by the holder of these limitations upon 61 days notice to the Company. The Series B Preferred, which has a liquidation preference of $50,000 per share, is convertible into shares of the Company's common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The estimated fair value of the warrants and the beneficial conversion feature, in accordance with EITF 00-27, is $2,160,000, which is allocated to additional paid in capital and recorded as a dividend over the term of the Series B Preferred, 42 months. As of September 30, 2004, the Company recorded $102,857 of the discount to dividend. The commission on this financing is 10% of the gross proceeds. The commission results in a reduction of additional paid in capital of $216,000.

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

On the date which is 42 months from the date of issuance of the Series B Preferred , at the option of the holder XStream is required to redeem the outstanding shares of Series B Preferred into such number of shares of its common stock as equal to the liquidation preference plus al l accrued but unpaid dividends divided by the conversion price then in effect, or at the option of the holder for cash at a price equal to the number of shares of common stock each holder would be entitled to receive at the conversion price then in effect multiplied by $1.85 which as of the issuance date is computed as $2,664,000. The $504,000 premium is being accreted over the 42 month term with a charge to accumulated deficit as a constructive dividend. Accretion for the period ended September 30, 2004 was $24,000 as a constructive dividend.

So long as the Series B Preferred is outstanding, without the consent of the holders of at least 3/4 of the outstanding shares of Series B Preferred the Company cannot (i) amend the provisions of the Series B Preferred, (ii) repurchase, redeem or pay any dividends on its common stock or any other securities which rank junior to the Series B Preferred, (iii) amend its Articles of Incorporation or By-laws in a manner which would materially and adversely any right of the Series B Preferred, (iv) make any distribution with respect to any junior security, (v) voluntarily file for bankruptcy, liquidate its assets or make an assignment for the benefit of its creditors (vi) change the nature of its business, or, (vii) so long as at least $1,500,000 of the Series B Preferred is outstanding (which represents 30 shares), the Company cannot authorize or create any class of securities which ranks senior to or pari passu with the Series B Preferred.

The Series B Preferred has no voting rights. The Series B ranks senior to the Company's common stock and to all other classes of its securities which do not specifically provide that they are senior to the Series B, but subordinate to all of the Company's indebtedness, and it pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of the Company's common stock or additional shares of the Company's Series B Preferred. The dividends payable as of September 30, 2004, were $20,949. If the Company elects to pay the dividends in registered shares of its common stock, the shares are valued at the then conversion price of the Series B Preferred and if the Company elects to pay the dividends in shares of Series B Preferred, those shares are valued at the liquidation preference of the stock.

The Company recorded cumulative dividend in Series B preferred stock of $20,949 for the quarter ended September 30, 2004.

(B) COMMON STOCK
----------------

In February 2002, the Company issued 213,375 of its common shares to its founder and principal stockholder, XStream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance was considered in substance, a compensation expense to be recognized during the service period pursuant to a verbal consulting agreement, which was effective April 1, 2002. Accordingly, the value of $10,668,750 had been recorded as a deferred compensation expense at March 31, 2002. In July 2002, effective April 1, 2002 the Company rescinded the consulting agreement and received a subscription for the 213,375 common shares, paid for in the form of a promissory note at the contemporaneous offering price of $10.00 per share resulting in a subscription promissory note receivable of $2,133,750. Under Nevada law, the promissory note was considered valid consideration for the issuance of capital stock. The note bore interest at 8% and was due August 13, 2003. Due to the rescission of the consulting agreements, the $10,668,750 deferred compensation and related $10,664,483 additional paid-in capital were reversed. Interest income for 2003 and 2002 was $170,700 and $128,142, respectively and accrued interest receivable was $299,042 and was deducted from equity as a subscription receivable at December 31, 2003. In January 2004, the Company forgave the subscription receivable promissory note for its parent and related accrued interest in exchange for the return of the 213,375 subscribed shares. The shares have been returned to the Company's treasury and have been cancelled.

On January 15, 2003, the Company issued 17,500 shares pursuant to a twelve-month consulting agreement. The 17,500 shares were vested at the grant date resulting in a value of $350,000 based on the trading price on the grant date to be recognized over the twelve-month service period. During the twelve months ended December 31, 2003, $321,450 was recognized as consulting expense $28,550 as deferred. The deferred balance of $28,550 was recognized as consulting expense during the nine months ending September 30, 2004.

In November 2003, the company issued 25,000 shares as a loan fee in consideration of a one-year $125,000 note. The value of $250,000 based on the contemporaneous offering price of $10.00 per share was being recognized over the one-year term. On May 31, 2004, the principal balance of note was converted into 52,083 common shares based on the then contemporaneous offering price of $2.40. For the year ending December 31, 2003, the Company recognized $42,000 as a loan fee. The remaining deferred component was recognized as an expense as of September 30, 2004.

In November of 2003, the Company issued 25,050 shares of common stock in consideration of $109,000 of substituted collateral to secure a commercial line of credit for Beverage Network of Connecticut. A guarantee fee computed as $250,500 based on the then contemporaneous private placement offering of $10.00 per share is recognized over the six month term with $83,500 charged to loan and loan guarantee fees in 2003 and $167,000 deferred as a component of equity at December 31, 2003. The Company recognized an expense of $125,250 with a deferred balance of $41,750 as of March 31, 2004. The $41,750 balance was expensed as of June 30, 2004.

In December 2003, the Company issued 15,000 shares of common stock to a consultant for services under a nine month contract. The resulting expense of $36,000 based on the then contemporaneous offering price of $2.40 per share was to be recognized over the nine month term beginning in 2004.

In January 2004, the Company issued 5,500 shares of common stock as compensation for legal services provided to the Company. The shares were valued at the then contemporaneous private placement offering price of $2.40 per share with the expense of $13,200 recognized immediately.

In the first quarter of fiscal 2004, a $15,000 third party, non-interest bearing demand note was converted into 5,000 common shares valued at the then contemporaneous private placement offering price of $2.40 per share. The transaction resulted in the Company recognizing a gain on conversion of $3,000.

In January 2004, the Company issued 775 of common stock to consultants for past services. The shares were valued at the then contemporaneous offering price of $2.40 per share with the expense of $1,860 recognized immediately.

In January 2004, our wholly owned subsidiary, XStream Brands, Inc. entered into an Assignment of Trademark with Squeeze Beverage, Inc., for the assignment of all of its rights and interests in the Mark of "SQUEEZE" for carbonated flavored soft drinks and seltzer water, including all variations thereof such any spelling, formatives, phonetic variations and stylized designs of the same an all goodwill associated therewith. The Company issued 20,000 shares of common stock valued based upon the then contemporaneous private placement offering price of $2.40 per share resulting in a valuation of $48,000. (See Note 3 - Acquisitions)

The Company also issued 3,750 common shares to a consultant valued at the then contemporaneous private placement offering price of $2.40 per share as compensation for services. The services provided were for a period of six months, January 1, 2004 through June 30, 2004) with the entire $9,000 expensed as of September 30, 2004.

In February 2004, the Company issued 500,000 shares of common stock in consideration of employment services provided to the Company, with 300,000 shares issued to Theodore Farnsworth, Chairman and 100,000 shares each issued to Jerome Pearring, President and Barry Willson, Vice Chairman/Secretary. The Company retained the services of an independent accounting firm to perform a valuation analysis on this transaction which resulted in the 300,000 shares being valued at $2.50 per share, and the remaining 200,000 shares were valued at $3.00 per share. The shares were issued as a bonus, therefore, the expense of $1,350,000 was recognized immediately.

In February 2004, the Company entered into a Termination Agreement, Waiver and Release with two prior officers, terminating their consulting agreement of June 2003 by issuing 16,268 shares of common stock valued at the then contemporaneous offering price of $2.40 per share. A loss of $23,921 was recognized immediately as a result of the transaction.

In March of 2004, the Company issued 5,208 shares of common stock for as compensation for legal services provided to the Company. The shares were valued at the then contemporaneous offering price of $2.40 per share with the expense of $12,500 recognized immediately.

In March 2004, the Company also issued 147 shares of common stock to a consultant as compensation pursuant to the execution of a 12-month agreement, which stipulated that 147 shares are to be issued quarterly. Pursuant to the agreement, the shares were valued at $8.20 per share and an expense of $1,206 was recognized immediately.

In March 2004, the Company issued 30,000 shares of common stock to an investment banker for consulting services. The shares were valued at the then contemporaneous offering price of $2.40, with the Company recognizing an expense of $72,000.

In March 2004, the Company issued 12,500 shares of common stock as partial consideration for the acquisition of all of the assets and the assumption of certain liabilities of Pacific Rim Natural Juice Company. The shares were valued at the then $2.40 contemporaneous private placement offering price resulting in a value of $30,000. (See Note 3)

In March 2004, the Company issued 20,000 shares of its common stock as partial consideration for the acquisition of substantially all of the assets and the assumption of certain liabilities of Ayer Beverage, Inc. The shares were valued at $48,000 based on the then contemporaneous private placement offering price of $2.40 per share.
(See Note 3 - Acquisitions)

In January 2004, the Company issued 16,268 common shares to two former officers in exchange for $57,418 of liabilities due to them. The shares were valued at the closing price of the Company's common stock of $5.00 on the agreement date or a total $81,339 resulting in a loss on settlement of $23,921.

During the first quarter, 2004, the Company issued 330,707 shares of common stock in consideration of subscriptions for the then contemporaneous private placement memorandum at an offering price of $2.40 per share for gross proceeds of $793,696 and received an additional $137,000 pursuant to subscriptions for which 57,083 shares were recorded as issuable. Offering costs were $108,370.

In April 2004, the Company issued 32,500 shares of common stock to employees. The shares were valued at the then contemporaneous private placement offering price of $2.40 per share with Company recognizing a compensation expense of $78,000.

In April 2004 the Company entered into a six-month consulting agreement and agreed to pay 5,000 shares of common stock as consideration for the services. The Company issued the shares recognizing an expense of $11,000, with a remaining deferred component of $1,000 as of September 30, 2004.

On April 8, 2004, the Company executed a contract with a member of its Advisory Board. The term of the contract will continue until either advisor or the Company terminates the agreement or the advisor's participation in the Advisory Board by sending written notice to the other party. The Company issued 2,500 shares of common stock pursuant to the terms of the contract and recognized an expense of $6,000 based on the then contemporaneous offering price of $2.40 per share.

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

On July 9, 2004 in connection with the Company's purchase of substantially all of the assets of Master Distributors, Inc. the Company agreed to issue 21,250 shares of its common stock to current employees of Master Distributors, Inc. as consideration of services rendered as well as being an incentive to remain in their current positions to ensure a seamless transition for all parties involved. The Company issued 21,250 shares of stock on June 8, 2004 with the contingency that the certificates were to be held by an escrow agent until after the six month anniversary date of the closing of the asset purchase agreement. The Company also issued 96,154 shares to the principal owner of Master Distributors, Inc. in advance of the purchase agreement and upcoming closing of the transaction. The shares, totaling 96.154, were valued at the then contemporaneous offering price of $2.40 with the Company recording an acquisition cost of $230,769 and 21,250 shares recorded as compensation for employees valued at $51,000 as of September 30, 2004.

In April, May and June 2004, the Company issued 69,861 shares of common stock, previously recorded as issuable as of March 31, 2004.

During the quarter ended June 30, 2004, the Company issued 255,000 shares of common stock in consideration of subscriptions from the then current private placement memorandum at an offering price of $2.40 per share for gross proceeds of $612,000. Additionally, as of June 2004, 100,000 shares of common stock became issuable for $240,000 proceeds received as of June 30, 2004. Offering costs were $138,590.

In July, August and September 2004, the Company issued 67,500 shares of common stock, previously recorded as issuable, as of June 30, 2004.

During the third quarter, 2004, the Company issued 48,300 shares of common stock in consideration of subscriptions for the then contemporaneous private placement memorandum at an offering price of $2.40 per share for gross proceeds of $115,920 and received an additional $24,000 pursuant to subscriptions for which 10,000 shares of common stock were recorded as issuable. Offering costs were $23,790.

In July 2004, the Company entered into a 90-day contract with a firm to provide for investor relations services. The contract stipulated that the consultants were to be issued 15,000 shares of common stock as compensation. The shares of common stock were valued at the current offering price of $2.40 and an expense of $36,000 was recognized as of September 30, 2004.

A six-month consulting agreement was executed on July 1, 2004 which provided that the consultant was to be issued 2,500 shares of common stock as compensation for his services under the agreement. For the nine months ending September 30, 2004 the Company recognized an expense of $3,000, with a deferred component of $3,000 as of September 30, 2004.

In August 2004, the Company issued 7,500 shares of its common stock to an employee pursuant to the stipulations of the employment agreement which has a term of six months. The shares were valued at the private placement offering price of $2.40; an expense of $9,000 was recognized for the period ending September 30, 2004, with the remaining component of $9,000 being deferred.

In September 2004, the Company issued 47,098 shares of common stock to employees. The stock was valued at $2.40 per share with the Company recognizing a compensation expense of $113,035.

In August, 2004 the Company issued 4,167 shares of common stock as a settlement for a note on behalf of its subsidiary, Beverage Network of Hawaii, Inc. and for services rendered. The shares were valued at $2.40, which resulted in a settlement gain of $39,999.

In September 2004, the Company issued 3,600 shares of common stock to a consultant as compensation for services. The shares were valued at $2.40 and the company recognized an expense of $8,640 for the period ending September 30, 2004.

In August 2004, the Company issued 2,500 shares of common stock to a member of its Advisory Board for the execution of a consulting agreement. The term of the contract will continue until either advisor or the Company terminates the agreement or the advisor's participation in the advisory board by sending written notice to the other party. The Company recognized an expense of $6,000 for this period.

In September 2004, the Company issued 43,750 shares of common stock to an investment banking firm as compensation for its services in connection with the Series B Convertible Preferred Stock offering. The shares were valued at $2.40; the Company recognized offering costs charged to additional paid in capital of $105,000 as of September 30, 2004.

In September 2004, the Company issued 20,000 shares of common stock to a consultant as compensation under the terms of an agreement for investor relations services. The agreement is to remain in effect until cancelled by either party. Upon valuing the shares at $2.40, the Company recognized an expense of $48,000 for the period ending September 30, 2004.

NOTE 17 - SUBSEQUENT EVENTS:

On October 7, 2004 the Company filed an amendment to its Articles of Incorporation which increased the number of our authorized shares of common stock from 5,000,000 to 50,000,000 shares and changed the name of the company from Xstream Beverage Group, Inc. to Xstream Beverage Network, Inc. These changes were approved by its Board of Directors and the holders of a majority of its outstanding voting securities. On September 13, 2004 the Company filed a definitive Information Statement on Schedule 14C with the SEC regarding these actions.

In November 2004 the Company issued 46,269 shares of its common stock to consultants for services rendered. These shares were valued at $61,075 on the date of issuance and an expense in that amount will be recognized during the fourth quarter of fiscal 2004.

In November 2004 the Company issued 5,000 shares of its common stock which was classified as issuable at September 30, 2004.

On November 11, 2004, the Company issued Laurus warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $2.00 per share and a term of 10 years. The warrants were issued as compensation to Laurus for the release of $1000, 000 of the restricted cash. The Company will recognize interest expense from this issuance of $161,692 during the fourth quarter of fiscal 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this Quarterly Report.

OVERVIEW

         We develop, market, sell and distribute new age beverage category products under our own trademarks, including gourmet sodas, fruit juices, fruit drinks and energy drinks. We are also a wholesale distributor of third party new age beverages, energy drinks, juices and non-carbonated sodas, specialty and nutritional drinks, vitamin waters and non-alcoholic beer. New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they are uncarbonated or tend to have less carbonation and are made from primarily natural ingredients. As a general rule, three criteria have been established for such a classification, including relatively new introductions to the market-place, a perception by consumers that consumption is healthful when compared to mainstream carbonated soft drinks and the use of natural ingredients and flavors in the products. This beneficial perception by consumers allows the soft drink industry to charge higher prices than those commanded by regular carbonated soft drinks. For this reason, new age beverages are sometime referred to as value added beverages.

         Our goal is to become a leading brand owner and distributor of beverage products through multiple distribution channels. We believe that our acquisition strategy is key to our ability to grow our company. Since our acquisition of Total Beverage Network in April 2003 through September 30, 2004, we have acquired additional beverage distribution companies together with a natural juice company and certain intellectual property rights related to other new age beverage names. The acquisitions included:

         *        April 2003 - Total Beverage Network.
         *        April 2003 - Universal Florida Beverage Distributors
         *        May 2003 - Finish-Line Distributors
         *        January 2004 - SQUEEZE trademark
         *        March 2004 - Pacific Rim Natural Juice Company
         *        March 2004 - Maui Juice Company trademark
         *        March 2004 - Ayer Beverages
         *        July 2004 - Master Distributors

         Our business strategy includes the acquisitions of additional distribution companies and proprietary value-added brands currently being commercialized in various segments of the new age beverage industry. Our success is dependent on our ability to make these additional acquisitions and then to effectively integrate their operations into our company.

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

RESULTS OF OPERATIONS

         Our sales for the three months and nine months ended September 30, 2004 increased $2,892,399, or approximately 336% and $4,156,341, or approximately 284%, respectively, from the comparable periods in fiscal 2003. The increase in sales is attributable to the implementation of our acquisition strategy which we believe is the key driver to grow our company and to a lesser extent, sales growth in our New England Operations. Our sales for the three and nine months ended September 30, 2004 includes revenues attributable to our Total Beverage Network, Universal Florida Beverage Distributors and Finish-Line Distributors for the entire period reported as compared to sales reported for only a portion of the comparable period in fiscal 2003 as a result of the timing of the acquisitions. In addition, sales for the three and nine months ended September 30, 2004 include revenues attributable to Ayer Beverages, Pacific Rim and Master Distributors, with no sales reflected in the comparable periods of 2003, as a result of the acquisition being completed in fiscal year 2004.We anticipate that our sales will continue to increase during the balance of fiscal 2004 as a result of the continued implementation of our acquisition strategy.

         The cost of goods sold as a percentage of sales for the three months and nine months ended September 30, 2004 was approximately 69% and approximately 72%, respectively, of sales as compared to approximately 69% and approximately 66%, respectively, for the comparable periods in fiscal 2003. The slight decline in our operating margins for the nine months ended September 30, 2004 is attributable to a change in product mix sold as a result of the expansion or our business. During the period of September 30, 2004 and September 30, 2003, we generated sales from both our proprietary products as well as the sale of third party beverage brands sold through our distributor subsidiaries; while the third party products have lower margins, we believe that the increased volume of sales attributable to a broader product line will in time create better margins and contribute to our overall profitability. Sales for proprietary brands were $272,006 and $51,935, respectively, for the nine months ending September 30, 2004 and September 30, 2003. Proprietary brand sales for the three months ending September 30, 2004 and September 30, 2003 were $140,455 and $32,474, respectively.

         Total operating expenses for the three months and nine months ended September 30, 2004 increased approximately $738,113 or 40% and approximately $3,316,527 or 100%, respectively, from the three months and nine months ended September 30, 2003. For the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, this increase, which is attributable to the growth of our company during fiscal 2004, primarily includes:

         * an increase of $278,011, or approximately 236%, in marketing and selling expense . Marketing expense includes marketing and promotion of Yohimbe Energy Drink and direct selling expenses. We anticipate hat our marketing expense will increase over the next year in order for us to implement our strategy of developing and growing corporate owned brands.

         * an increase of $171,212, or approximately 135%, in warehouse and delivery, which includes truck leasing and truck repairs in New England and Maryland and truck repairs in New England. This increase is primarily attributable to the growth in the business as reflected in sales growth. We anticipate that our warehouse and delivery costs will increase as we acquire additional distribution companies and expand our routes in existing markets.

         * an increase of $2,694,860, or approximately 319%, in compensation expense. Compensation expense includes cash and stock compensation issued certain employees and to the board of directors. Included in this increase in fiscal 2004 is an increase of approximately $1,589,663 which reflects non-cash compensation paid which includes $1,350,000 attributable to the one time issuance of 500,000 shares of our common stock to the executives officers in February 2004. The 500,000 shares of our common stock were issued as bonuses to the executives of the Company. We do not presently anticipate we will record any similar non-cash expenses during the balance of fiscal 2004. We anticipate that the cash component of our compensation expense will remain relatively constant during the balance of fiscal 2004, subject to increases if we acquire additional companies and their related personnel,

         * an increase of $115,019, or approximately 179%, in rent expense which is attributable to the addition of physical locations as a result of our various acquisitions during fiscal 2004. We anticipate that rent expense will remain relatively constant during the balance of fiscal 2004, subject to increase if we acquire additional companies,

         * a decrease of $727,205, or approximately 51%, in consulting fees which is attributable to the termination of third party services associated with the company in its developmental stages. We anticipate that consulting fees will remain relatively constant during the balance of fiscal 2004,

         * an increase of $105,267, or approximately 43%, in professional fees which is primarily attributable to legal and accounting fees incurred for acquisitions closed during fiscal 2004, as well as legal and accounting fees related to various financing transactions we have undertaken and the filing of a registration statement with the SEC to register the shares of our common stock underling the securities sold in those financing transactions. We anticipate that professional fees will remain at these levels during the balance of fiscal 2004,

         * a one time guarantee fee of $167,000 during fiscal 2004 for which there was no comparable expense during fiscal 2003. This guarantee fee related to our acquisition of Beverage Network of Connecticut and our issuance of shares of our common stock as substitution of collateral for a commercial line of credit.

         * an increase of $67,167, or approximately 467%, in bad debt expense. This increase is primarily attributable to the increase in sales resulting from the acquisitions. We anticipate that bad debt expense will remain relatively constant during the balance of fiscal 2004, subject to increase if we acquire additional companies.

         * an impairment loss on the valuation of goodwill of $334,324 was recognized during fiscal 2003 for which there was no comparable expense during fiscal 2004.

         * an increase of $779,521, or approximately 449%, in other general and administrative expenses. Other general and administrative expense includes non-recurring brand development costs, amortization of fixed assets and intangibles, insurance and utilities costs. This increase is primarily attributable to the acquisitions completed in 2004.

         Total other expense, net for the nine months ended September 30, 2004 decreased $125,991 or approximately 15% from the nine months ended September 30, 2003. This decrease is primarily attributable to one-time settlements we recognized during the nine months ended June 30, 2003. The decrease was partially offset by interest expense of approximately $493,000 recognized for the issuance of warrants to Laurus as compensation to release $250,000 of the restricted cash. These one-time settlements were with trade vendors as well as former employees and consultants for both cash and stock. As a result of the $3,000,000 principal amount secured convertible note we issued in May 2004 to Laurus Master Fund, Ltd. we anticipate that our interest expense will significantly increase during the balance of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We have a history of losses and at September 30, 2004 we had an accumulated deficit of $22,806,114 and a working capital deficit of $1,032,009. At September 30, 2004 we also have $919,591 of restricted cash, which represents a portion of net proceeds from the sale of the $3 million secured convertible note to Laurus Master Fund, Ltd. in May 2004. Subsequent to September 30, 2004, we have used an additional $100,000 of this restricted cash for general working capital needs.

         Net cash used in operating activities for the nine months ended September 30, 2004 was $2,802,142 as compared to $319,576 for the nine months ended September 30, 2003. The increase was primarily attributable to:

         *        an increase of approximately $2,100,000 in our net loss,

         * a decrease of approximately $276,000 in amortization of deferred consulting expenses,

         * an increase of approximately $843,000 from net cash used in operations resulting from the net change in operating assets and liabilities,

         * an increase of approximately $148,000 of non-cash expenses related to expenses and settlements,

         * These changes are off-set by an increase of approximately $868,000 consisting of $375,000 in stock based loan fees captured in professional fees and $493,000 for warrants captured in interest expense.

         Net cash used in investing activities for the nine months ended September 30, 2004 was $799,126 as compared to $262,333 in the comparable nine month period in fiscal 2003. in the net cash used for investing activities is primarily the use of cash for acquisitions. Net cash provided by financing activities for the nine months ended September 30, 2004 was $3,811,446 as compared to $548,413 for the nine months ended September 30, 2003. The increase in fiscal 2004 is primarily attributable to proceeds from the sale of shares of our common stock, preferred stock and convertible secured note, net of offering costs. The net proceeds from the sales of common stock were approximately $1,341,000. The proceeds from the sale of Series B preferred stock were approximately $2,160,000. The proceeds from the Secured Note to Laurus were approximately $3,000,000. These proceeds were partially offset by the loan repayment of approximately $1,579,000 and the net deposit into a restricted cash account of approximately $919,000. Subsequent to September 30, 2004 an additional $100,000 of as been released to us which we used for general working capital. The balance of the funds held in the restricted account are controlled by Laurus Master Fund, Ltd. until we consummate one or more acquisitions which will be subject to the approval of Laurus Master Fund, Ltd. or until all of the outstanding principal amount of the secured convertible term note is converted into shares of our common stock.

         The report from of our independent auditor on our audited financial statements at December 31, 2003 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. While a significant portion of our net loss for the nine months ended September 30, 2004 is non-cash, in order to sustain our current operations as well as to expand sales of our existing products we will require funds to satisfy our current obligations, increase our product inventory, move our subsidiary to a new facility in Maui and equip that facility with additional manufacturing equipment, and for receivable financing. We will also need funds to satisfy existing obligations, including the balance of notes due from the Master Distributors acquisition. We will also require additional capital to continue to implement our acquisition strategy. We do not presently have any commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. In addition, if we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales and meet our operating and financing obligations as they become due could be in jeopardy.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In July 2004 we issued 20,000 shares of our common stock valued at $48,000 as compensation to a public relations company for investor relations services under the terms of a 90 day consulting agreement. The recipient was an accredited investor and the securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The recipient represented that it was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with the issuances, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

         In July 2004 we entered into a six month consulting agreement with a consultant to provide business advisory services to us. Under the terms of this agreement issued the consultant 2,500 shares of our common stock which were valued at $6,000. The recipient was a sophisticated investor and the securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The recipient represented that it was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with the issuances, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

         In July and September 2004 we issued 47,098 shares of our common stock to two employees as compensation for past services valued at approximately $113,035 in reliance on an exemption provided by Section 4(2) of the Securities Act off 1933. Each of the recipients was an accredited or otherwise sophisticated investor and represented that he was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with the issuances, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

         In August, 2004 we issued 4,167 shares of our common stock to an individual as compensation for accrued expenses and for past professional fees in a transaction exempt from registration in reliance on an exemption provided by Section 4(2) of the Securities Act of 1933. We valued these shares at $10,001 which resulted in a gain of $39,999. The recipient was a sophisticated investor and the securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The recipient represented that she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with the issuances, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

         In September 2004 we issued 3,600 shares of our common stock valued at $8,640 to a consultant under the terms of an agreement. The recipient was as sophisticated investor and the securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The recipient represented that he was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with the issuances, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

         In September 2004 we issued 2,500 shares of our common stock valued at $6,000 to Mr. Morris Stoddard, a member of our advisory board, as compensation for business advisory services to us rendered in a transaction exempt from registration in reliance on an exemption provided by Section 4(2) of the Securities Act of 1933. The recipient was as sophisticated investor and the securities were issued in reliance on an exemption from registration provided by
Section 4(2) of the Securities Act of 1933. The recipient represented that he was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with the issuances, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

         In September 2004 we issued 20,000 shares of our common stock valued at $48,000 to a public relations company for investor relations services. The recipient was an accredited investor and the securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The recipient represented that it was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with the issuances, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

ITEM 5.  OTHER INFORMATION

         On October 7, 2004 we filed an amendment to our Articles of Incorporation which increased the number of our authorized shares of common stock from 5,000,000 to 50,000,000 shares and changed the name of our company from Xstream Beverage Group, Inc. to Xstream Beverage Network, Inc. These changes were approved by our Board of Directors and the holders of a majority of our outstanding voting securities. On September 13, 2004 we filed a definitive Information Statement on Schedule 14C with the SEC regarding these actions.

         On November 9, 2004, Mr. Jerry Pearring, who had served as our CEO and President since April 2003, resigned the position of CEO. Mr. Theodore Farnsworth, our Chairman, was appointed CEO by our Board of Directors. Mr. Pearring continues to serve as our President.

         On November 10, 2004 we hired Ms. Gail Babitt as our Chief Financial Officer. From November 1999 through August 2004 Ms. Babitt was Chief Financial Officer of Visual Data Corporation (Nasdaq: VDAT). From 1999 through October 2000 Ms. Babitt served as Vice President of Finance, North America and Corporate Controller for TeleComputing ASA. TeleComputing ASA is a leading application service provider. From 1997 to 1999 Ms. Babitt served as Manager-Transaction Services for Price Waterhouse Coopers LLP. During 1997 Ms. Babitt served as Director of Finance for ToppTelecom, Inc. Topp Telecom is a prepaid cellular company based in Miami. From 1994 to 1997 Ms. Babitt worked in the audit group with Price Waterhouse Coopers LLP (formerly Price Waterhouse LLP) and with Ernst & Young LLP from 1992 to 1994. Ms. Babitt has received a MBA from Boston University and a B.S. from Nova Southeastern University.

ITEM 6.  EXHIBITS

Exhibit No.                                 Description

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

                                          Xstream Beverage Network, Inc.

                                          By: /s/ Theodore Farnsworth
                                          -----------------------------------
                                          Theodore Farnsworth, CEO, principal
                                          executive officer and
                                          principal financial officer

Dated: November 22, 2004