Form 10KSB
period 2004-12-31
XSTREAM BEVERAGE NETWORK, INC.
filed 2005-04-14
CIK 853833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 001-11115

                         Xstream Beverage Network, Inc.
                         ------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                    05-0547629
---------------------------------                      ----------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

        4800 N.W. 15 Avenue, Bay A
         Fort Lauderdale, Florida                         33309
        --------------------------                        -----
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number   954-598-7997
                            ------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                           not applicable

Securities registered under Section 12(g) of the Exchange Act: none

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $8,583,622 for the 12 months ended December 31, 2004.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on April 1, 2005 is approximately $31,270,000.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 15, 2005 3,453,569 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

         Transitional Small Business Disclosure Form (check one):
Yes [ ] No [X]

         CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

When used in this annual report, the terms "we", "our", and "us" refers to the terms "Xstream," " we," "our," and "us" refers to Xstream Beverage Network, Inc., a Nevada corporation, and our subsidiaries.

         All share and per share information contained herein gives proforma effect to the 1:20 reverse stock split of our common stock effective July 19, 2004.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW AND BUSINESS STRATEGY

         We develop, market, sell and distribute new age beverage category natural sodas, fruit juices and energy drinks. Following our acquisition in April 2003 of Total Beverage Network, our focus has been to build a network of small to medium sized beverage distribution businesses, with an emphasis on the East Coast of the United States. Our goal is to become a leading distributor of beverage products through multiple distribution channels. Since our acquisition of Total Beverage Network, we have acquired additional beverage distribution companies together with a natural juice company and certain intellectual property rights related to other beverage names.

         Our business strategy is to complete our network of small to medium sized beverage distributors in major markets throughout the United States, as well as expanding our base of proprietary value-added brands currently competing in various aspects of the new age beverage industry. Our success is dependent on our ability to make these additional acquisitions and then to effectively integrate their operations into our company. We believe that we will generate stronger than industry average margins by selling both our own proprietary brands as well as third party brands that are dependent upon our multi-market distribution network. Our belief, which is based upon the experience of our management, is that as our distribution network grows, this expanded distribution network may give us some leverage to obtain better pricing and promotional deals from third party brand owners who may be willing to offer reduced pricing in exchange for increased distribution capabilities.

         For fiscal 2004 and 2003 approximately 96% and 97%, respectively, of our revenues were derived from distribution of third-party brands with the remaining approximately 4% and 3% attributable to sales of our propriety products.

OUR MARKET SEGMENT

         Our activities are focused in the new age and alternative beverage segments of the beverage market. New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to have less carbonation and are made from natural ingredients. As a general rule, three criteria have been established for such a classification:

         *        relatively new introduction to the market-place;
         *        a perception by consumers that consumption is healthful when compared to mainstream carbonated soft drinks; and
         *        the use of natural ingredients and flavors in the products.

         The new age beverage category includes non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices, ready-to-drink iced coffees, energy drinks, sports drinks, soy drinks and single-serve still water (flavored and unflavored) with beverages, including sodas, that are considered natural, as well as sparkling juices. Brand name products which are part of this beverage category include natural juices and juice drinks such as Odwalla, Naked Juice and Snapple, sports and energy drinks such as Gatorade and Red Bull, bottled water and enhanced waters such as Evian and Vitamin Water, and ready-to-drink teas such as Arizona Iced Tea.

         The new age beverage category is the fastest growing segment of the beverage marketplace according to Beverage Marketing Corporation (www.beveragemarketing.com), a company founded in 1972 which is a supplier of information, consulting and financial services specializing in meeting the needs of the global beverage industry. According to the 2004 State of the Industry report issued by the Beverage Marketing Corporation, sales in 2003 for the new age beverage category of the market are estimated at approximately $14.1 billion at wholesale, representing a growth rate of approximately 5.9% over the revised estimated wholesale sales in 2002 of approximately $13.3 billion. Growth in the category is attributed to consumer interest in more variety, healthier alternatives to carbonated soft drinks, and more new product activity by the major beverage manufacturers including Coca-Cola and Pepsi Cola.

OUR PROPRIETY PRODUCTS AND DISTRIBUTION ACTIVITIES

         Our proprietary brand portfolio is directed to consumers who prefer new age beverage products to traditional carbonated soft drinks such as Coca-Cola, Pepsi and 7-Up. The new age beverage category is attractive to us because it is a growth segment of the beverage market and we believe that consumers will pay more for these products than carbonated soft drinks.

         Currently, our proprietary products include:

YOHIMBE ENERGY DRINK     Yohimbe Energy Drink is an energy drink similar in
                         taste and appearance to the market leader, Red Bull, which is sold in 250ml cans. The principal point of difference is the addition of extract of "yohimbe", a botanical believed to be associated with improved blood supply to the muscles and a positive impact on human libido. Sales of Yohimbe Energy Drink represented approximately 2% and 3%, respectively, of our total revenues for the fiscal years ended December 31, 2004 and 2003.

MAUI JUICE COMPANY       The products include a line of natural juices and juice
                         blends that contain no artificial ingredients, preservatives or added color. The product range is currently only available in Hawaii and includes seven flavor varieties, including Noni Lemonade, Ginger Blast and Spirulina Smoothie, all of which are sold in 16 ounce and 32 ounce plastic bottles. Because these products have a limited shelf life, the product is sold exclusively through cold cabinet channels where natural juices are found. Sales of Maui Juice Company products represented approximately 2% of our total revenues for the fiscal year ended December 31, 2004 following our acquisition of this brand in March 2004

SQUEEZE Squeeze is a line of traditional carbonated soft drinks, sometimes referred to as "Gourmet Sodas" that are sweetened with cane sugar and have natural flavor systems. This line of seven flavor varieties is sold in "Old Fashioned" 12 ounce glass bottles. Sales of the Squeeze line of products represented less than 1% of our total revenues for the fiscal year ended December 31, 2004 following its launch in the fourth quarter of fiscal 2004.

         The primary focus of our distribution effort is directed towards retail outlets such as convenience stores, delicatessens, gas stations, bars, restaurants and hotels. The effective display and promotion of beverage products in refrigerated display cabinets (cold cabinets) is key to a successful business in these outlets. We rely upon point of sale display and promotion to increase customer awareness of our products. As our brands generate increased consumer awareness and consumer demand, distribution to larger retailers, such as grocery stores and warehouse clubs, and wholesalers will become more critical to our continued market penetration.

         Through our network, we also distribute a wide variety of beverages, alternative and new age beverages, energy drinks, juices and non-carbonated sodas, vitamin waters, specialty and nutrition drinks and non-alcoholic beer. We actively seek to acquire distribution rights for products we believe show strong growth potential. At December 31, 2004 we had approximately 22 beverage suppliers. Third-party brand name products currently distributed by us include:

         AriZona ice teas                          Dannon
         FIJI mineral water                        Switch
         Glacier Lake water                        Vermont Pure
         Hansen's Natural beverages                Skae Beverages
         Martinelli's juices                       Good O
         IZZE sparking juices                      Days Beverage
         Vernor's soda                             Apple & Eve
         Clearly Canadian water                    Welch's
         Crush                                     Tazo teas
         Brick House                               Guinness non-alcoholic beer
         SoBe

         We are a party to distribution agreements with a number of beverage manufacturers which set forth the terms and conditions of our distribution rights of those products. These agreements grant us either exclusive or non-exclusive distribution rights for certain territories and our ability to distribute that company's products are limited to sales made in those specific areas. In some instances we have the right to appoint sub-distributors within our prescribed territory. We do not presently have any sub-distributors and have no present plans to establish any sub-distributors. The terms of these agreements are generally for one year with automatic annual renewals providing we are meeting our minimum distribution levels of the brand in question. Historically we have met the various minimum order requirements and anticipate that we will continue to meet these terms in the future. We also distribute Glacier Lake water on a non-exclusive basis in the Maryland, District of Columbia and Northern Virginia areas under an oral agreement with the beverage manufacturer. This distribution relationship, which represented approximately 4.5% of our revenues for each of the fiscal years ended December 31, 2004 and 2003, can be terminated at any time.

SEASONALITY

         Sales of ready-to-drink beverages are somewhat seasonal, with over 60% of our sales expected to occur in the second and third calendar quarters.

PRODUCT MANUFACTURING

         We currently manufacture the Maui Juice Company products in our facility in Hawaii. The plant is located in Kahalui on the island of Maui and is equipped with essential blending and fruit processing equipment. The present facility relies heavily on labor intensive manufacturing and bottling processes. It is our desire to move our Hawaiian operations to a larger facility on Maui in fiscal 2005 and to equip the facility with more automated processes which will permit us to increase our production capacity as demand for these products increase in future periods.

         We rely on third party manufacturers to produce both our Yohimbe and Squeeze branded products. The third party manufacturers use our proprietary formulations and flavor ingredients in the production of these products. At the time of production, one of our chemists observes the product manufacture and production run, tests the finished beverage product and the package integrity.

         In the case of unique flavor ingredients, we obtain the raw materials for the manufacture of our products from several sources and arrange for the direct delivery of these raw materials to the third-party manufacturer. For raw materials commonly used in the manufacture of beverages similar to our products, such as sugar and citric acid, we obtain these directly from the third party manufacturers to take advantage of cost savings available through bulk purchases by the third party manufacturer. We normally pre-pay for the manufacture and for the packaging materials. We own the finished inventory which is shipped to our warehouses upon completion.

         We believe that there are several primary suppliers of raw materials within the U.S. In addition, we believe that there are many manufacturers in the U.S. that could manufacture any product we choose to produce. With the possible exception of PET bottles for future Maui Juice Company products, we do not anticipate having contracts with any entities or persons committing such suppliers to provide the materials required for the production of our products. We believe raw materials are plentiful worldwide.

NEW PRODUCT DEVELOPMENT PROGRAM AND RESEARCH AND DEVELOPMENT

         The new age beverage category growth is largely sustained by the constant addition of new products, brands and brand extensions. An integral part of our strategy is to develop and introduce innovative products and packages. The development time from the inception of the concept through product development and testing to the manufacture and sale of the finished product is several months. Not all new ideas make it through consumer research. To the extent that we have sufficient capital, we intend to more actively pursue the research, development manufacture and distribution of beverage products. During fiscal 2004 we spent approximately $25,000 on research and development activities. The acquisition of the Maui Juice Company brand has opened a research and development project to formulate new flavors for the existing cold cabinet range in Hawaii. Specifically in 2005, we have introduced a not from concentrate, fresh squeezed orange juice. We are also working on a new line of Maui Juice Company brand shelf stable products which we intend to introduce on the U.S. mainland. This project includes the design and purchase of proprietary bottle molds which will be available to us in April 2005. We are unable at this time to predict our research and development expenses for fiscal 2005.

OUR GROWTH AND ACQUISITION STRATEGY

         We believe that the evolution and growth of virtual soft drink brands or brands whose owners do not possess manufacturing or distribution assets, coupled with a nationwide consolidation of distribution by the three major soft drink companies, Coca Cola, Pepsi and Cadbury Schweppes, has created a unique business opportunity in the area of beverage sales and distribution. Until recently, most major metropolitan areas in the United States had at least one strong, independent distributor of beverage product. Typically these operators carried a national brand of beer, cola and a juice line, had extensive coverage of their territory and controlled considerable brand assets such as vending machines and coolers.

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

         It is within this group of companies, distributors with solid management but without the means to grow, that we hope to identify potential acquisition targets. Our business objective is to market a full range of proprietary new age brands. To achieve this goal, we are acquiring and developing brands and products that we believe are appropriate and desirable for target consumers, as well as acquiring a network of beverage distribution companies. Our strategy is to complete our network of small to medium sized beverage distributors in major markets throughout the United States. We believe that we will generate stronger than industry average margins by selling value-added proprietary brands and third party value-added brands that are dependent upon our multi-market distribution network. We also believe that the acquisition of beverage distribution companies will give us access to our target customers as well as enabling us to earn revenues by distributing a portfolio of third party brands.

         We believe that our acquisition strategy is key to our ability to grow our company. We have identified over 1,000 beverage distribution companies nationwide that meet our acquisition profile of annual sales revenues between $2,500,000 and $5,000,000. These distributors are ideal for future growth programs in the smaller metropolitan markets. For the larger markets such as Washington D.C. and New York, we are seeking an acquisition target in the revenue range of $5,000,000 to $10,000,000. An added benefit of a network of operations is the added leverage that multiple market operations bring when negotiating with the third party brand owners.

         Our ability to complete additional acquisitions, however, is limited to available capital. Because of our relatively small size and the limited trading in our common stock, we believe that the consideration to be paid in additional acquisitions will be a combination of cash, equity and debt. As of the date hereof, however, we are not a party to any agreement for any additional acquisitions. We will be competing with many other companies in executing our acquisition strategy and, as a result of our small size and present lack of capital for use in acquisitions, we are at a disadvantage and we cannot assure you that we will be effective in implementing this strategy.

OUR HISTORY

         We were organized under the laws of the State of Nevada on February 1, 1989, under the name East End Investment, Inc. for the purpose of engaging in the business of investing and all other lawful businesses. We have undertaken a number of name changes during our history. In November 1989 our name was changed to The Theme Factory, Inc., in March 2001 our name was then changed to the Geyser Group, Ltd., in September 2001 we changed our name to Xstream Beverage Group, Inc. and in October 2004 we change our name to Xstream Beverage Network, Inc.

         Effective March 9, 2001, we executed agreements to acquire 100% of AquaPure International, Inc., a Nevada corporation, and 100% of Water Star Bottling, Inc., a Wyoming corporation, both in exchange for shares of our common stock. AquaPure was organized in July, 1999 to acquire operating spring water companies through financing and business combinations. Water Star bottled and marketed spring water from a cold water geyser located in the Bridger/Teton National Forest, Wyoming and it marketed fruit flavored spring water nationally. On September 14, 2001 the parties mutually agreed to rescind these agreements and the shares of our common stock issued in these transactions were returned to us and cancelled.

         In September 2001 we acquired 100% of the issued and outstanding capital stock of Power Beverage Corp. from its stockholders. Power Beverage was organized in Florida in September 2001 to acquire and operate specialty beverage companies and it had no revenues at the time of the transaction.

         On April 30, 2002 we entered into an agreement to acquire 100% of Buzzy's Beverages, Inc. in exchange for shares of our common stock. Buzzy's was a ready to drink ice cold coffee manufacturer located in California. As a result of Buzzy's inability to provide us with audited financial statements, we rescinded the agreement prior to the issuance of any consideration.

         On August 26, 2002 we entered into a stock exchange agreement to acquire 100% of Dark Dog Sale & Retail Vertriebe Gmbh, an Austrian company which marketed an energy drink in Europe. The transaction was terminated prior to closing.

         In 2002 we also signed a letter of intent to acquire 90% of Florida Brewery, Inc. In anticipation of closing this transaction, we deposited shares of our common stock which were to be issued as consideration with a third party escrow agent pending closing of this transaction. Prior to closing, the seller terminated the letter of intent and the shares previously deposited in escrow were returned to our company and cancelled.

         On April 9, 2003, we closed on the acquisition of two companies. We acquired all of the issued and outstanding shares of common stock of Total Beverage Network, Inc., a Florida corporation, in exchange for 50,000 shares of our common stock. Following the closing of this acquisition, its two shareholders, Jerry Pearring and Barry Willson, become officers and directors of Xstream. Also on April 9, 2003, Total Beverage Network, now our wholly owned subsidiary, acquired substantially all of the assets of Universal Florida Beverage Distributors, Inc., a Florida corporation, in exchange for the issuance to Universal of 27,500 shares of our common stock. Universal is a distributor with distribution routes in the South Florida area. This distribution operation served to launch the Yohimbe brand and enabled our operations and marketing management to gain first hand knowledge of the brands' introduction. We will use our South Florida operation as a similar test market vehicle for future new brand introductions.

         On May 1, 2003, our wholly owned subsidiary, Beverage Network of Connecticut, Inc., acquired substantially all of the assets of Finish-Line Distributors, LLC, a beverage distributor located in Bristol, Connecticut, in exchange for $152,593 and 40,000 shares of our common stock plus an additional $150,000 due in two installments. In addition, we have paid Finish-Line Distributors an additional $50,000 in cash plus 5,000 shares of our common stock for meeting performance criteria set forth in the acquisition agreement.

         In August 2003, we acquired the customer lists of American Natural Water Distributors in exchange for 550 shares of our common stock and a note in the principal amount of $12,000.

         On January 14, 2004, our wholly owned subsidiary, Xstream Brands, entered into an Assignment of Trademark with Squeeze Beverage, Inc. for the assignment of all of its rights and interests in the trademark "SQUEEZE" for carbonated flavored soft drinks and seltzer water, including all variations thereof such as any spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. As consideration we issued 20,000 shares of our common stock to Squeeze Beverages, Inc. We valued the transaction at $48,000.

         On March 1, 2004 our wholly owned subsidiary, Beverage Network of Hawaii, Inc., acquired substantially all of the assets and assumed certain liabilities of Pacific Rim Natural Juice Company, Inc. Through this acquisition, we acquired all of the production assets and personnel used in the manufacture of Maui Juice Company products. We were also able to transfer the lease of the factory used in the manufacture. As consideration we issued the seller 12,500 shares of our common stock and advanced them $15,500. We valued the transactions at $45,500.

         Also on March 1, 2004 our wholly owned subsidiary, Xstream Brands, entered into an Assignment of Trademark with The Maui Juice Company, Inc. for the assignment of all of its rights and interests in the trademark "Maui Juice Company", including all variations thereof such as any spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. Maui Juice Company's products contain interesting blends of unusual natural ingredients such as noni, spirulina and aloe. They also bring with them a Hawaiian heritage which we believe is a valuable marketing asset for our future business in the U.S. mainland with this brand. As consideration we agreed to pay The Maui Juice Company, Inc. $300,000 to be paid under the terms of the assignment agreement.

         On March 16, 2004 our wholly owned subsidiary, Beverage Network of Massachusetts, acquired substantially all of the assets and assumed certain liabilities of Ayer Beverages, Inc. The general manager of Ayer Beverages has signed a three year agreement with us to act as vice president of our New England operations. We believe that Ayer Beverages' business also provides us with an important foothold in Massachusetts from which we have been able to open a new warehouse and business in the Boston-metropolitan area. Under the terms of the purchase agreement, as consideration we issued 20,000 shares of our common stock valued at $48,000 and $200,000 in cash.

         Effective July 1, 2004, we purchased the assets of Master Distributors, Inc., d/b/a Atlantic Beverage Co., which included inventory, accounts receivable, office furniture, the rights to the products marketed by Atlantic Beverage and all rights to the operational business of Atlantic Beverage. The Atlantic Beverage business services the Washington DC, Northern Virginia and Baltimore, Maryland areas with a wide range of beverage products including Welch's and Hanson's products, products which we also distribute in our New England operations. Mr. Morris Stoddard, the former General Manager of Master Beverages, Inc., has signed a five year contract with us to oversee the management and growth of our Mid-Atlantic states' business and to act as an Advisory Director to the our Board of Directors.

         As consideration for the purchase of the assets of Atlantic Beverage we issued 96,154 shares of our common stock and $570,000 in cash which was delivered at closing, with an additional $554,648 in cash due by September 9, 2004, together with a secured convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum and a separate $250,000 payment to be made in 12 equal weekly installments pursuant to the terms of the purchase agreement. The note is collateralized by the assets acquired, subject to the first position interest of Laurus Master Fund, L.P. The holder of the secured convertible promissory note may, at his option, elected to receive shares of our common stock valued at $5.20 per share in lieu of cash payments, with the minimum conversion amount being $25,000. As of March 15, 2005 we still owed Master Distributors, Inc. a portion of the cash payment which was due on September 9, 2004, as well as certain amounts under the secured convertible promissory note. In January 2005 Master Distributors, Inc. agreed to defer those amounts, and Mr. Stoddard agreed to defer amounts due him under his employment agreement, until April 14, 2005. As consideration for these deferments, we issued or agreed to issue to Mr. Stoddard and his assigns an aggregate of 390,000 shares of common stock valued at $660,000.

COMPETITION

         We compete with a growing number of new age and traditional beverages from the three global beverage companies and with brands owned by virtual brand owners like Hansen's (makers of "Monster" Energy Drink). Carbonated soft drinks remains the largest single category. However, consumers are increasingly turning away from carbonated beverages and focusing on New Age drinks. This category of beverage includes single-serve fruit beverages, sports beverages such as Gatorade and Power Aide, energy drinks such as Red Bull, bottled water, premium soda, nutrient enhanced drinks, ready to drink coffees and teas, packaged juices, smoothies, and vegetable/fruit blends. In its New Age Beverage Market Overview, Beverage Marketing Corporation shows the New Age category consumption increasing from 7.6 gallons per capita in 1994 to 19.6 gallons per capita in 2003. In its report on the carbonated soft drink market for the same period, Beverage Marketing Corporation shows an increase from 49.9 gallons per capita in 1999 to 53.8 gallons per capita in 2003. Effectively, carbonated soft drinks grew 7.8% over the period when compared to 157.9% growth for New Age beverages. We face significant competition from other companies, especially from Red Bull, the leader in the energy drink field. Most of these companies are better capitalized than us and can obtain financing on more favorable terms.

GOVERNMENTAL REGULATION

         The Food and Drug Administration ("FDA") issues rules and regulations for the beverage industry including, but not limited to, the labeling and formulary ingredients of beverage products. We are also subject to various state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, and labeling. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position. Regulatory guidelines, however, are constantly changing and there can be no assurance that either our product or our third party manufacturers will be able to comply with ongoing government regulations.

INTELLECTUAL PROPERTY

         We rely on common law rights to our trademarks "Maui Juice Company" and "Squeeze." The common law rights protect the use of these marks used to identify our products. Our earlier application for a trademark of the name "Yohimbe Energy Drink" was cancelled and we are in the process of reapplying. There is no guarantee that our trademark application will mature into registration of the trademark. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trade names will have a material adverse effect on our business, results of operations and financial condition. We also rely on trade secrets and proprietary know how, and employ various methods, to protect our concepts. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know how or obtain access to our know how and concepts. There can be no assurance that we will be able to adequately protect our trade secrets. Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology that we rely upon to conduct our business.

EMPLOYEES

         We currently have approximately 60 employees. None of our employees are covered by a collective bargaining agreement nor are they represented by a labor union. We consider our employee relations to be good.

RISK FACTORS

         Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose all of your investment in our company.

WE HAVE A HISTORY OF LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT, AND WE CANNOT ASSURE YOU THAT WE WILL OBTAIN PROFITABILITY IN THE FUTURE. AS A RESULT, YOU COULD LOSE YOUR ENTIRE INVESTMENT IN OUR COMPANY.

         For the fiscal years ended December 31, 2004 and 2003, we had sales of $8,583,622 and $2,028,265, respectively, and net losses available to common stockholders of $9,776,656 and $6,436,607 respectively. In addition, at December 31, 2004, we had an accumulated deficit of $26,645,325. While approximately 41% and 52% of net losses for the years ended December 31, 2004 and 2003 are non-cash, stock-based expenses, the report of our independent registered public accounting firm on our financial statements for the fiscal years ended December 31, 2004 and 2003 contained a qualification expressing substantial doubt as to our ability to continue as a going concern. Our operating results for future periods will include significant expenses, including product development expenses, sales and marketing costs, programming and administrative expenses, and will be subject to numerous uncertainties as described elsewhere in this annual report. As a result, we are unable to predict whether we will achieve profitability in the future. Our failure to achieve profitable operations in future periods will adversely effect our available working capital which would in turn limit our ability to grow our company and increase revenues. In this event, you could lose all of your investment in our company.

OUR ASSETS SERVE AS COLLATERAL UNDER AN OUTSTANDING SECURED CONVERTIBLE TERM NOTE. IF WE WERE TO DEFAULT ON OUR OBLIGATIONS UNDER THIS NOTE LAURUS MASTER FUND, L.P. COULD FORECLOSE ON OUR ASSETS WHICH WOULD PREVENT US FROM CONDUCTING OUR BUSINESS IN THE FUTURE AND WOULD CAUSE US TO CEASE OPERATIONS.

         In May 2004 we also entered into a financing agreement with Laurus Master Fund, Ltd. pursuant to the terms of a secured convertible term note in the principal amount of $3,000,000. The note is collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries. If we should default under the repayment provisions of the secured convertible term note, the note holder could seek to foreclose on our primary assets in an effort to seek repayment under the note. If the note holder was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

         Historically, our operations have been financed primarily through the issuance of equity. Capital is typically needed not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses. Capital is also necessary to fund our ongoing operations and to pay our existing obligations. Our future capital requirements, however, depend on a number of factors, including our ability to implement our acquisition strategy, internally grow our revenues, manage our business and control our expenses. At December 31, 2004 we had a working capital deficit of $2,345,022. We need to raise additional capital to fund our ongoing operations, pay our existing obligations and for future growth of our company. We cannot assure you that additional working capital is available to us in the future upon terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs, make additional acquisitions, grow our company, and continue our existing business and operations is in jeopardy.

OUR MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITIONS AND TO MANAGE OUR GROWTH AND WE MAY BE UNABLE TO FULLY REALIZE ANY ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

         Our business strategy includes growth through acquisition and internal development. We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies.

         Since our acquisition of Total Beverage Network, between April 2003 and July 2004 we have acquired four additional beverage distribution companies together with a natural juice company and certain intellectual property rights related to other new age beverages. Acquired companies' histories, geographical locations, business models and business cultures can be different from ours in many respects. Our directors and senior management face a significant challenge in their efforts to integrate our businesses and the business of the acquired companies or assets, and to effectively manage our continued growth. There can be no assurance that our efforts to integrate the operations of any acquired assets or companies acquired in the future will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized. The dedication of management resources to these efforts may detract attention from our day-to-day business. There can be no assurance that there will not be substantial costs associated with these activities or of the success of our integration efforts, either of which could have a material adverse effect on our operating results.

A MAJORITY OF OUR REVENUES ARE DERIVED FROM DISTRIBUTION OF THIRD PARTY BRANDS. WE ARE DEPENDENT ON DISTRIBUTION AGREEMENT WITH THESE MANUFACTURERS, THE MAJORITY OF WHICH ARE SHORT-TERM. IF WE SHOULD LOSE THE ABILITY TO DISTRIBUTE THESE THIRD-PARTY BRANDS OUR FUTURE REVENUES WILL BE ADVERSELY AFFECTED.

         We are a party to distribution agreements with approximately 22 third party beverage manufacturers, including brands such as Welch's juices, Glacier Lake water, Hansen's Natural beverages and Fiji Mineral water among others. Because approximately 96% of our revenues are derived from distribution of third party brands, our business depends heavily on distribution of brands which are manufactured by these third parties. In most instances, our right to distribute these products are subject to the terms of distribution agreements, although in one instance we are not a party to a written agreement but distribute the products based upon an oral agreement. As described elsewhere in this annual report under "Our Business - Our proprietary products and distribution activities", this oral agreement can be terminated at any time without notice to us. Revenues from distribution of third party brands under this oral agreement represented approximately 4.5% of our total revenues for the year ended December 31, 2004. The terms of the written agreements vary, but generally provide that they are either exclusive as long as we meet certain minimum order requirements or are non-exclusive. Historically we have met the various minimum order requirements and anticipate that we will continue to meet these terms in the future. The terms of these written agreements are generally one year, with renewal options. Because of the significant nature of the revenues from distribution of third party brands to our results of operations, the termination of any of these distribution agreements could have a material adverse effect on our business operations and prospects.

THERE ARE NO ASSURANCES WE WILL EVER BE SUCCESSFUL IN ESTABLISHING A MARKET FOR OUR PROPRIETARY BRANDS. THE LACK OF ANY SIGNIFICANT MARKET IN FUTURE PERIODS WILL ADVERSELY EFFECT OUR ABILITY TO INCREASE OUR REVENUES AND OUR MARGINS.

         A key element to our business model is the expansion of the distribution of our propriety brands which presently account for approximately 4% of our revenues for the year ended December 31, 2004. Our margins are greater on the sales of our propriety products than margins from the sales of third party brands. We face significant competition from other new age beverage companies, the majority of which have greater brand recognition, a longer operating history and greater financial resources than we do. We cannot assure you that we will ever be successful in developing a meaningful market for our propriety brands. Our inability to create demand in the marketplace for our propriety products will prevent us, in future periods, from both increasing our revenues from sales attributable to those propriety products as well as increasing our margins on our sales.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

THE CONVERSION OF THE SECURED CONVERTIBLE TERM NOTE, EXERCISE OF WARRANTS AND THE CONVERSION OF SHARES OF OUR SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         At March 15, 2005 we had :

         *        3,453,569 shares of common stock issued and outstanding,

         * warrants to purchase a total of 5,183,401 shares of our common stock with exercise prices ranging from $1.50 to $10.00 per share,

         * 200,000 shares of Series A Cumulative Convertible Voting Preferred Stock issued and outstanding which is convertible into 200,000 shares of our common stock,

         * 43.2 shares of our Series B Convertible Preferred Stock issued and outstanding which is presently convertible into 1,439,998 shares of our common stock, based upon a conversion price equal to the liquidation preference ($50,000 per share) divided by the conversion price of $1.50 per share, and

         * 2,000,000 shares of our common stock issuable upon the conversion of the outstanding principal balance due on a secured convertible term note in the principal amount of $3,000,000 which was issued to Laurus Master Fund, Ltd. in May 2004 based upon a conversion price of $1.50 share.

         Both the conversion prices of the Series B Convertible Preferred Stock and the secured convertible term note as well as the common stock purchase warrants to purchase an aggregate of 4,118,776 shares of our common stock issued or sold in connection with those transactions are all subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event we issue or sell any additional shares of common stock or other securities which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. In addition, remaining common stock purchase warrants currently outstanding to purchase an aggregate of 1,064,625 shares of our common stock are also subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations. As a result, the number of shares of our common stock into which the Series B Convertible Preferred Stock, the secured convertible term note, or the outstanding warrants are convertible may substantially increase based upon future events. We cannot predict with any certainty at this time, however, if any of these anti-dilution provisions will ever apply in the future to any of these securities and therefore we are unable to estimate the ultimate number of shares of our common stock which may be issuable upon the conversion of either the Series B Convertible Preferred Stock or the secured convertible term note or the warrants.

         The conversion of the secured convertible term note or the Series A or Series B Convertible Preferred Stock and the exercise of outstanding warrants may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

         In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 200,000 shares of Series A Cumulative Convertible Voting Preferred Stock and 43.2 shares of Series B Convertible Preferred Stock are issued and outstanding as of March 15, 2005. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

         The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment. In addition, the trading price of our common stock is currently below $5.00 per share and we do not anticipate that it will be above $5.00 per share in the foreseeable future. Because the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

            As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2006.

            While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease approximately 7,200 square feet of office/warehouse space in Fort Lauderdale, Florida, which also serves as our principal executive offices, under one year lease expiring in December 2005. The lease provides for monthly rental payments of approximately $4,800, together with a pro-rata share of common area expenses.

         Beverage Network of Connecticut leases approximately 13,600 square feet in Bristol, Connecticut under a lease expiring in October 2008. We pay $5,108 per month for the leased space. The space is primarily dedicated to a warehouse area, but includes space for administrative and operational offices.

         Beverage Network of Massachusetts leases approximately 4,300 square feet in Ayer, Massachusetts under a lease expiring in June 2004 with an annual renewal option. We pay $1,425 per month for the leased space. The space is primarily dedicated to a warehouse area, but includes space for a small operational office.

         In March of 2004, BNHI entered into a month-to-month lease agreement for management facilities with monthly rent of $4,200. The space is being utilized as housing for marketing consultants and other individuals active in expanding the brand and current distribution territory.

         Beverage Network of Hawaii rents approximately 3,000 square feet in Wailuku, Hawaii on a month to month basis. We pay $1,103 per month rent. The primary use of this space is for our Hawaiian manufacturing and warehousing operations.

         Master Distributors, Inc. rents approximately 70,000 square feet of commercial office and warehouse space in Jessup, Maryland under a lease expiring in March 2008. We pay an aggregate of approximately $288,640 annually, which amount escalates to approximately $297,300 annually beginning in April 2005. We sub-lease a portion of this space to four unaffiliated companies who pay in the aggregate approximately $179,400 annually in rent.

         All of the foregoing facilities are in good condition and with the exception of Beverage Network of Hawaii, Inc. are adequate for currently anticipated needs. We anticipate moving the operations of Beverage Network of Hawaii to a more appropriate facility later in 2005. We believe that in the event that the leases with respect to any of the aforementioned facilities should not be renewed, alternative space will be available at comparable rates.

ITEM 3.  LEGAL PROCEEDINGS

         On March 21, 2005 we received a notice from Mirador Consulting, Inc. that it intends to pursue an arbitration proceeding against us for breach of a consulting agreement. We deny any breach of this agreement, have engaged counsel to defend our position and intend to vigorously assert all available defenses against any arbitration proceeding. The ultimate resolution of this matter cannot be determined with any certainty. Until such time as we are served in this proceeding, we are unable to provide further information.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTCBB under the symbol XSBV. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. All information contained in the following table gives proforma effect to the 1:20 reverse stock split of our common stock effective July 19, 2004.

                                                         HIGH             LOW
Fiscal 2003                                             ------          ------

First quarter ended March 31, 2003                      $53.00          $22.40
Second quarter ended June 30, 2003                      $31.00          $20.80
Third quarter ended September 30, 2003                  $24.00          $10.40
Fourth quarter ended December 31, 2003                  $10.40          $ 3.40

Fiscal 2004

First quarter ended March 31, 2004                      $10.60          $ 4.00
Second quarter ended June 30, 2004                      $ 7.80          $ 4.00
Third quarter ended September 30, 2004                  $ 4.60          $ 1.80
Fourth quarter ended December 31, 2004                  $ 2.50          $ 1.32

Fiscal 2005

First quarter ended March 31, 2005                      $ 1.85          $ 0.93

         On April 7, 2005 the last sale price of our common stock as reported on the OTCBB was $1.25 As of March 15, 2005 there were approximately 621 record owners of our common stock.

         DIVIDEND POLICY

         We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

         RECENT SALES OF UNREGISTERED SECURITIES

         None.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         We do not have any equity compensation plans.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

OVERVIEW

         We develop, market, sell and distribute new age beverage category natural sodas, fruit juices and energy drinks. We are also a wholesale distributor of third party new age beverages, energy drinks, juices and non-carbonated sodas, specialty and nutritional drinks, vitamin waters and non-alcoholic beer. New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to have less carbonation and are made from natural ingredients. As a general rule, three criteria have been established for such a classification, including relatively new introduction to the market-place, a perception by consumers that consumption is healthful when compared to mainstream carbonated soft drinks and the use of natural ingredients and flavors in the products. This beneficial perception by consumers allows the soft drink industry to charge higher prices than those commanded by regular carbonated soft drinks. For this reason, new age beverages are sometime referred to as value added beverages.

         Our goal is to become a leading brand owner and distributor of beverage products through multiple distribution channels. We believe that our acquisition strategy is key to our ability to grow our company. Since our acquisition of Total Beverage Network in April 2003 through December 31, 2004, we have acquired additional beverage distribution companies together with a natural juice company and certain intellectual property rights related to other new age beverage names. The acquisitions included:

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

         Our business strategy includes the acquisitions of additional distribution companies and proprietary value-added brands currently engaged in various aspects of the new age beverage industry. Our success is dependent on our ability to make these additional acquisitions and then to effectively integrate their operations into our company.

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

         When used in this annual report, "fiscal 2004" means the fiscal year ended December 31, 2004 and "fiscal 2003" means the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

         Our sales for fiscal 2004 increased $6,555,357 to $8,583,622, or approximately 323% over fiscal 2003 sales of $2,028,265. The increase in sales is attributable to the implementation of our acquisition strategy which we believe is the key driver to grow our company and to a lesser extent, sales growth in our New England operations. Our sales for fiscal 2004 include revenues attributable to our Total Beverage Network, Universal Florida Beverage Distributors and Finish-Line Distributors for the entire period reported as compared to sales reported for only a portion in fiscal 2003 as a result of the timing of the acquisitions. In addition, sales for fiscal 2004 include revenues attributable to Maui Juice/Pacific Rim, Ayer Beverages and Master Distributors acquisitions which were made during that period.

         The cost of goods sold as a percentage of sales for fiscal 2004 was approximately 74%, of sales as compared to approximately 72% for fiscal 2003. The slight decline in our operating margins for fiscal 2004 is attributable to a change in product mix sold as a result of the expansion of our business. During the comparable period we generated sales from both our proprietary products as well as the sale of third party beverage brands sold through our distributor subsidiaries. Sales of proprietary products represented 4% and 3%, respectively, of our sales for fiscal 2004 and fiscal 2003. While the third party products have lower margins, we believe that the increased volume of sales attributable to a broader product line will in time create better margins and contribute to our overall profitability.

         Total operating expenses increased approximately 54% to $9,731,044 for fiscal 2004 as compared to $6,322,098 for fiscal 2003. This increase, which is attributable to the growth of our company during fiscal 2004, primarily includes:

         * an increase of $941,851, or approximately 638%, in marketing and selling expense. Marketing expense includes marketing and promotion of Yohimbe Energy Drink, the development costs of new project work such as Chinese Rocket Fuel and Maui Juice Company brand shelf stable products. The increase in direct selling expenses is primarily attributable to sales force allowances for the use of their automobiles. We expect our direct selling expenses to increase in fiscal 2005 as a result of the full year effect of certain acquisitions made during fiscal 2004,

         * an increase of $666,894, or approximately 631%, in warehouse and delivery, which includes truck leasing in New England and Maryland and truck repairs in New England. This increase is primarily attributable to the addition of our Beverage Network of Maryland operation in July 2004. We also expect our warehouse and delivery expenses to increase in fiscal 2005 as a result of the full year effect of certain acquisitions made during fiscal 2004,

         * an increase of $3,078,230, or approximately 256%, in compensation expense. This increase is primarily attributable to full year compensation expense for our Connecticut operation following that acquisition in May 2003, compensation expense related to our Massachusetts, Hawaiian and Maryland operations following those acquisitions in March and July 2004, and - non-cash compensation of $1,350,000 attributable to the one time issuance in February 2004 of 500,000 shares of our common stock to Messrs. Farnsworth, Pearring and Willson,

         * an increase of $147,621, or approximately 134%, in rent expense which is attributable to the addition of physical locations as a result of our various acquisitions during fiscal 2004 We anticipate that rent expense will remain relatively constant during the balance of fiscal 2005, subject to increase if we acquire additional companies,

         * a decrease of $707,330, or approximately 40%, in consulting fees which is attributable to the termination of third party services associated with the company in its developmental stages and the internal expansion of personnel,

         * an increase of $131,762, or approximately 49%, in professional fees which is primarily attributable to legal and accounting fees incurred for acquisitions closed during fiscal 2004, as well as legal and accounting fees related to various financing transactions we have undertaken and the filing of a registration statement with the Securities and Exchange Commission to register the shares of our common stock underling the securities sold in those financing transactions. We anticipate that professional fees will remain at these levels during the balance of fiscal 2005,

         * an increase of $456,127, or approximately 140%, in loan and loan guarantee fees. This increase is primarily attributable to the one-time guarantee fee related to our acquisition of Beverage Network of Connecticut and our issuance of shares of our common stock as substitution of collateral for a commercial line of credit,

         * an increase of $52,222, or approximately 133%, in bad debt expense, which is directly related to our acquisition of additional business during fiscal 2004,

         * a decrease of $1,720,274, or 100%, in impairment loss which represents one-time impairment of goodwill related to our Florida and Connecticut operations,

         * an increase of $361,843, or approximately 59%, in other general and administrative expenses is primarily attributable to a one-time, non-recurring consulting fee of approximately $367,000.

         Our loss from operations for fiscal 2004 increased $1,753,556, or approximately 30%, for fiscal 2004 as compared to fiscal 2003. Our loss from operations as a percentage of sales was 87% for fiscal 2004 as compared to 284% for fiscal 2003.

         Total other income/(expense) increased approximately 154% to $(1,737,147) for fiscal 2004 as compared to $(684,576) for fiscal 2003. This increase is primarily a result of $1,768,020 of interest expense related to the $3,000,000 principal amount secured convertible note we issued in May 2004 to Laurus Master Fund, Ltd. as well as the Series B Convertible Preferred Stock we sold in August 2004, both in financing transactions to provide us with capital to implement our acquisition strategy. We anticipate that we will continue to incur interest expense during fiscal 2005 on the notes and preferred stock unless either security is converted by the holders,

         We reported a net loss of $9,242,734 for fiscal 2004 as compared to a net loss of $6,436,607 for fiscal 2003. Dividends payable on our Series B Convertible Preferred Stock at December 31, 2004 were $54,910 and we recognized an additional expense of $479,012 representing amortization of the discount to the dividends payable on these securities. We did not have comparable transactions in fiscal 2003. Accordingly, after recognition of the preferred stock dividends of $533,922, we had a net loss available to common stockholders for fiscal 2004 of $9,776,656 as compared to $6,436,607 for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

         We have a history of losses and at December 31, 2004 we had an accumulated deficit of $26,645,325 and a working capital deficit of $2,345,022.

         Net cash used in operating activities for fiscal 2004 was $3,665,339 as compared to $627,392 for fiscal 2003. The increase was primarily attributable to:

         *        an increase of $2,806,127 in our net loss,

         *        an increase of $52,222 in bad debt expense,

         * an increase of $1,332,383 in amortization of deferred consulting expenses,

         * an increase of $1,490,654 in amortization of debt discount to interest expense,

         *        an increase of $182,612 in amortization of intangibles,

         * an increase of $124,200 in amortization of redemption premium on our Series B Convertible Preferred Stock,

         *        a decrease of $252,621 in contributed services,

         *        a decrease of $61,129 on loss on conversion of debt,

         *        an increase of $49,500 in non-cash stock based loan fee,

         * a decrease of $156,670 in interest income on subscription receivable,

         *        a decrease of $111,399 in stock based expenses,

         *        a decrease of $1,195,000 in stock based settlements,

         *        a decrease of $1,720,274 in goodwill impairment,

         *        a decrease of $67,020 in accounts receivable,

         *        an increase of $257,872 in inventory,

         *        a decrease of $62,957 in other current assets,

         *        a decrease of $368,369 in accounts payable,

         *        a decrease of $110,762 in accrued expenses,

         *        an increase of $54,910 in dividends payable, and

         *        a decrease of $16,883 in other current liabilities.

         Net cash used in investing activities for fiscal 2004 was $715,688 as compared to $286,444 for fiscal 2003. The change is primarily attributable to our acquisition of property and equipment as well as the value of securities issued by us in acquisitions. Net cash provided by financing activities for fiscal 2004 was $4,413,589 as compared to $919,302 for fiscal 2003. The increase in fiscal 2004 is primarily attributable to proceeds from the sale of shares of our Series B Convertible Preferred Stock and convertible secured note, net of offering costs.

         The report from our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. We do not presently have any commitments for capital expenditures. While approximately 41% of our net loss for fiscal 2004 is non-cash, we will require funds to satisfy our current obligations, increase our product inventory, move our subsidiary to a new facility in Maui and equip that facility with additional manufacturing equipment, and for receivable financing. We will also need funds to satisfy the balance of the closing consideration due to Morris Stoddard of $412,000 related to our acquisition of Master Distributors Mr. Stoddard has agreed to defer this amount and approximately $112,500 in payments due under the 2004 salary agreement with him until April 14, 2005. We do not presently have the funds available to pay Mr. Stoddard, nor do we have any commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-2 through F-32, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 20, 2004 we dismissed Salberg & Company, P.A. as our independent registered public accounting firm. Salberg & Company, P.A. had been the independent registered public accounting firm for the Company and audited our financial statements as of December 31, 2003 and for each of the two years then ended. The reports of Salberg & Company, P.A. on our consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, but did include an explanatory paragraph relating to our ability to continue as a "going concern." The decision to change accountants was approved unanimously by our Board of Directors.

         In connection with the audit for the two most recent fiscal years and for the subsequent interim periods preceding dismissal on December 20, 2004, there have been no disagreements between Xstream and Salberg & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Salberg & Company, P.A., would have caused Salberg & Company, P.A. to make reference thereto in their report on our financial statements for these fiscal years. During the two most recent fiscal years and prior to the date hereof, we had no reportable events (as defined in Item 304(a)(1) of Regulation S-B).

         On December 22, 2004 we engaged Sherb & Co. LLP as our independent registered public accounting firm. We had not consulted with Sherb & Co. LLP regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues. There have been no disagreements between Xstream and our former certifying accountant, Salberg
& Company, P.A., for which Sherb & Co. LLP was consulted.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2004, the end of the period covered by this Annual Report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

         Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

      NAME                        AGE                        POSITION
      ----                        ---                        --------

Theodore Farnsworth                43               Chairman of the Board and
                                                    Chief Executive Officer and
                                                    principal financial officer
Jerry Pearring                     44               President and a director
Barry Willson                      57               Vice Chairman of the Board,
                                                    Chief Scientific Officer,
                                                    Secretary and Treasurer

         Theodore Farnsworth. Mr. Farnsworth has served as Chairman since September 2001 and our Chief Executive Officer since November 2004. Mr. Farnsworth also serves as our principal financial officer. Previous thereto, he served as Chairman and Founder of Farmbid.com, an agricultural Internet portal site. Previously, he was President of Fontal Restaurant Group, Inc., parent of Burrito Grill restaurants and founder of the Psychic Discovery Network. Prior thereto, he was president of Cannon Marketing Group, Inc., a company he founded in 1994, which became one of the premier entries into the burgeoning pay-per-call industry and a parent for multiple interactive ventures.

         Jerry Pearring. Mr. Pearring has served as our President and a member of our board of directors since April 2003 and he served as our Chief Executive Officer from April 2003 until November 2004. From March 2003 until its acquisition by us in April 2003 Mr. Pearring was Treasurer of Total Beverage Network, Inc. From September 2001 until December 2002 Mr. Pearring was Senior Vice President of Domestic Business for BEVsystems International, Inc. and from February 1996 until August 2001 he was President and CEO of Total Quality Beverage of New Hampshire. From 1994 to 1996 Mr. Pearring was General Manager of Nantucket Nectars of Washington D.C. Prior to that, he was National Sales Manager of Soho Beverages, Inc. and in Sales and Marketing with Anheuser- Busch in Washington, DC and Boston.

         Barry Willson. Mr. Willson has served as our Vice Chairman, Chief Scientific Officer, Secretary and Treasurer since April 2003. From March 2003 until its acquisition by us in April 2003 Mr. Willson was President of Total Beverage Network, Inc. From 2002 until the formation of Total Beverage Network, Inc. Mr. Willson served as Technical Operations Manager of BEVsystems, International, Inc., a company engaged in the manufacture of super-oxygenated water. From 1994 through 2002, Mr. Willson directed various projects at Drinks International Management, a consulting company for operators in the international beverage industry, where his clients included Cadbury Schweppes, Royal Crown, Snapple and Sunkist. From 1986 through 1994, Mr. Willson served as the Managing Director of Cadbury Schweppes Latin American Operations, including the Mexican company-owned plants and distribution companies, where his responsibilities included overseeing production, sales, marketing and distribution of Crush, Schweppes, Sunkist, Canada Dry, Mott's and Hawaiian Punch brands.

ADVISORY BOARD TO THE BOARD OF DIRECTORS

         In December 2003 our board of directors formed an Advisory Board whose members are asked to make recommendations to our board of directors in their particular area of expertise with respect to the practices, policies and procedures of our company. We issued each member of the Advisory Board 50,000 shares of our common stock as compensation for their services to us, and each member is paid on a project basis in accordance with their normal fee schedule. The following individuals are members of the Advisory Board

         George C. Haas, Jr. Mr. Haas has been with Haas Financial Corporation, a New York investment banking firm, for nearly 45 years. Prior to starting that firm he held various executive positions with the Coca-Cola Company and PepsiCo. As Vice President of U.S. Operations of PepsiCo, Mr. Haas was instrumental in developing plans for bottler financing and for restructuring the U.S. franchise network. The formation of Haas Financial Corporation allowed him to act as an independent industry expert in organizing major financing for PepsiCo's independent bottlers which lead to his association with Coca-Cola Enterprises as an independent negotiator during a time when Coco-Cola Enterprises purchased the former franchises and converted them into company-owned operations. Mr. Haas graduated from Yale University.

         Foster Devereux. Mr. Devereux's career spans the world of investment banking and the soft drink industry. For 25 years he served as an officer and director of Allen Company, a New York-based investment banking firm, which was a major participant in global soft drink company financing. For 10 years Mr. Devereux owned and operated the "Squeeze" carbonated soft drink brand. A graduate of Williams College, Mr. Devereux was appointed by the Governor of Massachusetts to be a Trustee of the Massachusetts College of Liberal Arts.

         Elizabeth Dunn, C.P.A. Ms. Dunn specializes in corporate, LLC, partnership and individual taxes for many closely-held regional, national and international businesses. Ms. Dunn served in both the audit and specialized tax divisions of Ernst & Whinney and Arthur Young & Co. At Merrill Lynch she was responsible for extensive corporate finance department functions, including evaluating and providing current and prospective financial data for top executives. Ms. Dunn earned a BBC from Pace University, Lubin School of Business. She is a member of the American and Florida Institutes of Certified Public Accountants.

         Richard Q. Armstrong. Mr. Armstrong has had a long and distinguished career as a manager and senior executive in a variety of consumer product businesses with particular emphasis in the beverage industry that culminated with positions as President of Canada Dry International, Canada Dry Worldwide and the combined companies of Canada Dry and Dr. Pepper. His storied career began in consumer, packaged goods marketing at LifeSavers International and several major advertising agencies in New York. Active in the wine and spirits industry, he was managing director of LVMH US. Corporation, the U.S. subsidiary of the French luxury good conglomerate. After successfully restructuring regional Adirondack Beverages he returned to RQA Enterprises, his own investment and consulting firm. An honors graduate of Bowdoin College, he presently sits on the board of UBS Paine Webber Mutual Funds Group. He is a former Director of the Board of the Fuqua School of Business Administration at Duke University.

         Morris Stoddard. From 1980 to 1997, Mr. Stoddard was General Manager and partner of Central Distributing, Inc., a Maryland based Coors Beer distributor. From 1997 to 1999 Mr. Stoddard was President and partner in DoMor, Inc., a non-alcoholic beverage broker servicing the Mid-Atlantic states and from 1999 until 2004, he was General Manager and partner in Master Distributors, Inc., a non-alcoholic beverage distributor based in Maryland servicing retail accounts in Maryland, Washington, D.C. and Northern Virginia which we acquired in 2004.

DIRECTOR INDEPENDENCE, AUDIT COMMITTEE OF THE BOARD OF DIRECTORS AND AUDIT COMMITTEE FINANCIAL EXPERT

         None of the member of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

         Our Board of Directors has also not yet established an Audit Committee, and the functions of the Audit Committee are currently performed by the entire Board of Directors. At such time as we expand our Board of Directors to include independent directors, we intend to establish an Audit Committee of our Board of Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee of our Board of Directors.

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

         * understands generally accepted accounting principles and financial statements,
         * is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
         * has experience preparing, auditing, analyzing or evaluating financial statements c comparable to the breadth and complexity to our financial statements,
         *        understands internal controls over financial reporting, and
         *        understands audit committee functions.

         Our Board of Directors are presently comprised of individuals who were integral in either the start-up of our company, as in the case of Mr.

Farnsworth, or that of acquired subsidiaries, as in the case of Messrs. Pearring and Willson. As discussed earlier in this section, at such time as we are able to expand our Board of Directors to include independent directors those additional directors will include at least one "audit committee financial expert."

CODE OF ETHICS

         We have adopted a Code of Ethics and Business Conduct to provide guiding principles to our principal executive officer, principal financial officer, and principal accounting officer or controller of our company in the performance of their duties. Our Code of Ethics and Business Conduct also strongly recommends that all directors and employees of our company comply with the code in the performance of their duties. Our Code of Ethics and Business Conduct provides that the basic principle that governs all of our officers, directors and employees is that our business should be carried on with loyalty to the interest of our note holders, stockholders, customers, suppliers, fellow employees, strategic partners and other business associates. We believe that the philosophy and operating style of our management are essential to the establishment of a proper corporate environment for the conduct of our business. A copy of our Code of Ethics and Business Conduct is included as Exhibit 14.1 to this Annual Report.

         We are committed to a high standard of business conduct. This means conducting business in accordance with the spirit and letter of applicable laws and regulations and in accordance with ethical business practices. In furtherance of the foregoing, our Code of Ethics and Business Conduct provides that no principal executive officer, principal financial officer, or principal accounting officer or controller, or persons performing similar functions shall employ any device, scheme or artifice to defraud our company or any business associate or engage in any act, practice or course of conduct that operates or would operate as a fraud or deceit upon our company or any business associate. Our Code of Ethics and Business Conduct, which also applies to all insiders and their family members, is intended to help in this endeavor by providing a statement of the fundamental principles that govern the conduct of our business.

         Generally, our Code of Ethics and Business Conduct provides guidelines regarding:

         *        transactions with business associates,
         *        non-disclosure of information,
         *        preferential treatment and gifts,
         *        conflicts of interest,
         *        personal securities transactions,
         *        guarding corporate assets,
         *        corporate books and records,
         *        compliance with laws,
         *        document retention, and
         *        compliance with internal controls and disclosure controls.

         Mr. Barry Willson, our Vice Chairman and Chief Scientific Officer, has be designated the compliance officer who is responsible for overseeing, interpreting and monitoring compliance with our Code of Ethics and Business Conduct.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         We have no equity securities registered under Section 12(g) of the Securities Exchange Act of 1934, and accordingly, our officers, directors and principal stockholders are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the "Named Executive Officers") whose annual compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                           ------------------------------                   ----------------------
                                                                    AWARDS                           PAYOUTS
                                                                    ------                           -------
NAME                                            OTHER                     SECURITIES                ALL OTHER
AND                                             ANNUAL        RESTRICTED  UNDERLYING        LTIP     COMPEN-
PRINCIPAL                  SALARY      BONUS    COMPEN-         STOCK      OPTIONS/        PAYOUTS   SATION
POSITION          YEAR      ($)         ($)    SATION ($)       AWARDS     SARS (#)          ($)       ($)
---------         ----     ------      -----   ----------     ----------  ----------       -------  ---------
Ted Farnsworth,   2004     $ 66,320    $ --       $ --        $675,000        --             -0-      --
Chairman of the   2003     $115,000    $ --       $ --        $375,000        --             -0-      --
Board (1)         2002     $ 50,000    $ --       $ --        $     --        --             -0-      --

Jerry Pearring,   2004     $119,946    $ --       $ --        $337,500        --             -0-      --
President and     2003     $ 63,750    $ --       $ --        $     --        --             -0-      --
CEO(2)

Barry Willson,    2004     $126,123    $ --       $ --        $337,500        --             -0-      --
Vice Chariman,    2003     $ 63,750    $ --       $ --        $     --        --             -0-      --
Chief Scientific
Officer (3)

Edward Arioli     2003     $     --    $ --       $ --        $200,000        --             -0-       --
President (4)     2002     $ 25,000    $ --       $ --        $200,000        --             -0-       --
Officer

Steve Haglund     2003     $      -    $ --       $ --        $325,000        --             -0-       --
CEO (5)           2002     $ 50,000    $ --       $ --        $     --        --             -0-       --

----------
(1) Mr. Farnsworth as served as our Chairman since September 2001 and our CEO since November 2004. In February 2004 we issued Mr. Farnsworth 250,000 shares of our common stock, valued at $675,000, as a bonus.

(2) Mr. Pearring served as our President and CEO from April 2003 until November 2004. In February 2004 we issued Mr. Pearring 125,000 shares of our common stock, valued at $337,500, as a bonus.

(3) Mr. Willson has served as our Vice Chairman, Chief Scientific Officer, Secretary and Treasurer since April 2003. In February 2004 we issued Mr. Willson 125,000 shares of our common stock, valued at $337,500, as a bonus.

(4) Mr. Arioli served as our President from September 2001 until April 2003 and served as our Executive Vice President from April 2003 until June 2003.

(5)  Mr. Haglund served as our CEO from February 2002 to June 2003.

DIRECTORS' COMPENSATION

         We do not have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

COMPENSATION OF THE ADVISORY BOARD

         Upon an individual joining our Advisory Board, we issue that individual 2,500 shares of our common stock. We have also agreed to pay the Advisory Board members for their time spent on our behalf. Ms. Elizabeth Dunn is paid monthly payment for her services at the rate of $250 per hour, plus $120 per hour for her associate and $75 per hour for her bookkeeper who may provide support services to her. In addition, we reimburse Ms. Dunn for all reasonable out-of-pocket expenses incurred by her relating to her services to use, including attending Advisory Board meetings. All other Advisory Board members are compensation for services rendered to us not exceeding $1,000 per day spent in our service and reimburse for out of pocket expenses. We may also provide additional compensation to Advisory Board members in amounts to be agreed upon for performance of extraordinary services on our behalf.

EMPLOYMENT AGREEMENTS

         Effective February 5, 2004 we entered into Revised Employment Agreements with each of Messrs. Theodore Farnsworth, Jerry Pearring and Barry Willson, our executive officers and members of our Board of Directors. Under the terms of these Revised Employment Agreements, Mr. Farnsworth is to serve as our Chairman of the Board, Mr. Pearring is to serve as our President and CEO and Mr. Willson is to serve as our Vice-Chairman of the Board, Secretary and Treasurer. All other terms and conditions of the Revised Employment Agreements between our company and each of Messrs. Farnsworth, Pearring and Willson are identical and include the following:

         * the term of the agreement is from February 5, 2004 until December 31, 2007, subject to earlier termination as described below. The agreement renews automatically on a continuing annual basis, subject to 30 day notice by either party of its election not to renew. If either Xstream or the executive wishes to modify the terms of the agreement in conjunction with an annual renewal after the expiration of the initial term, the agreement provides for a procedure and time frame to initiate and conclude negotiations. If the negotiations are not acceptable to both parties, or if the non-initiating party determinates not to enter the negotiations to modify the terms of the agreement, then the agreement expires at the end of the then current annual term, subject to earlier termination as described below;

         * each executive is paid an annual base salary of $130,000 during the first year of the agreement, together with bonuses as may be determined by Xstream during the term of the agreement. The agreements provide that the executive is entitled to participate in any benefits generally made available to all other employees of our company, including medical, disability and life insurance plans. The agreements also provide that the executive is entitled to four weeks paid vacation, an $800 per month automobile allowance and reimbursement for certain expenses;

         *        we can terminate the agreement:

         *        for cause, which is defined in the agreement to mean:

         * the inability of the employee, through sickness or other incapacity, to discharge his duties under the agreement for 90 or more consecutive days or 180 or more days out of a period of 270 days;

         * the failure of the employee to abide by the directions of our board of directors;

         *        dishonesty; theft; insubordination or conviction of a crime;
                  or

         * a material default in the performance of the employee's obligations, services or duties required under the agreement (other than due to illness) or material breach of any provision of the agreement, which has not been completely remedied within five days after written notice of the default or breach.

         *        upon the death of the executive,  or

         *        if we discontinue operating our business.

         In the event of a termination of the agreement for the executive's failure to abide by the directions of the board of directors or the executive's dishonesty, theft, insubordination or conviction of a crime, we are not obligated to pay the executive any severance upon termination. In the event the agreement is terminated for any other reason, including the executive's inability to discharge his duties or a material default by the executive in the performance of obligations under the agreement or a material breach of any term of the agreement, upon termination we are obligated to pay the executive an amount equal to the greater of 200% of his then current base salary and provide him with continued participation in any medical, life and disability programs in which he was participating at the time of termination for an additional year,

         * in the event of a change of control of Xstream, which is defined in the agreement as the occurrence of any event resulting in the current control stockholders individually or collectively beneficially owning less than 50% of the then outstanding common stock, the executive has the option at any time after the change of control to terminate the agreement and receive compensation equal to 2.99 times his then current base salary, less any salary paid from the date of the change of control through the termination date. At the executive's option, this severance payment can be made in installments or in a single, lump sum payment, and

         * the agreements contain customary non-disclosure, exclusivity, non-circumvent and non-compete provisions.

         In February 2004 we issued Messrs. Farnsworth, Pearring and Willson an aggregate of 500,000 shares of our common stock, valued at $1,350,000, as a bonus. In this issuance, Mr. Farnsworth received 250,000 shares, Mr. Pearring received 125,000 shares and Mr. Willson received 125,000 shares.

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2004 to the Named Executive Officers.

                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2004
                               (INDIVIDUAL GRANTS)

                     NO. OF SECURITIES     % OF TOTAL OPTIONS/SARs
                    UNDERLYING OPTIONS      GRANTED TO EMPLOYEES          EXERCISE      EXPIRATION
     NAME              SARs GRANTED             IN FISCAL YEAR              PRICE          DATE
     ----           ------------------     -----------------------        --------      ----------
Theodore Farnsworth        0                        n/a                      n/a           n/a

Jerry Pearring             0                        n/a                      n/a           n/a

Barry Willson              0                        n/a                      n/a           n/a

         The following table sets forth certain information regarding stock options held as of December 31, 2004 by the Named Executive Officers.

           AGGREGATE OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 2004
                           AND YEAR-END OPTION VALUES

                                               NO. OF SECURITIES
                                             UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                      SHARES                       OPTIONS AT              IN-THE-MONEY OPTIONS AT
                     ACQUIRED     VALUE       DECEMBER 31, 2004 (5)           DECEMBER 31, 2004
                        ON      REALIZED   --------------------------    --------------------------
NAME                 EXERCISE       $      EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                 --------   --------   -----------  -------------    -----------  -------------
Theodore Farnsworth      0         n/a          0             0               n/a          n/a

Jerry Pearring           0         n/a          0             0               n/a          n/a

Barry Willson            0         n/a          0             0               n/a          n/a

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At March 15, 2005, there were 3,453,569 shares of our common stock, 200,000 shares of our Series A Cumulative Convertible Voting Preferred Stock and
43.2 shares of Series B Convertible Preferred Stock issued and outstanding. Our common stock and Series A Cumulative Convertible Voting Preferred Stock are our only classes of our voting securities; the holders of Series B Convertible Preferred Stock have no voting rights except in limited instances in which their rights pursuant to the designations, rights and preferences of the Series B Convertible Preferred Stock could be changed or materially adversely affected. Each share of common stock has one vote per share, and each share of Series A Cumulative Convertible Voting Preferred Stock has five votes per share. The following table sets forth, as of March 15, 2005, information known to us relating to the beneficial ownership of these shares by:

         - each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
         -         each director;
         -         each executive officer; and
         -         all executive officers and directors as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 4800 N.W. 15 Avenue, Bay A, Fort Lauderdale, Florida 33309. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 15, 2005 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 15, 2005 have been exercised or converted.

COMMON STOCK
------------

NAME OF                          AMOUNT AND NATURE OF         PERCENTAGE            PERCENT OF
BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP          OF CLASS         VOTING CONTROL (1)
----------------                 --------------------         ----------        ------------------
Theodore Farnsworth (2)                312,773                    9.1%               29.5%
Jerry Pearring(13)                     117,500                    3.4%                2.6%
Barry Willson                          125,000                    3.6%                2.8%
All officers and directors
  as a group (three persons)(2)        552,273                  16.00%               34.9%
Laurus Master Fund, Ltd. (3)           172,333                   4.99%                3.7%
Morris Stoddard (4)                    749,524                  19.00%               15.2%
Alpha Capital AG (5)(13)               172,333                   4.99%                3.7%
Enable Growth Partners, LP (6)         172,333                   4.99%                3.7%
Greenwich Growth Fund, Ltd (7)         172,333                   4.99%                3.7%
SRG Capital, LLC (8)                   172,333                   4.99%                3.7%
Stonestreet Limited Partnership (9)    172,333                   4.99%                3.7%
Sunrise Equity Partners L.P. (10)      172,333                   4.99%                3.7%
Whalehaven Fund Limited (11)           172,333                   4.99%                3.7%
Whalehaven Fund Limited #2 AC (12)     172,333                   4.99%                3.7%

SERIES A CUMULATIVE CONVERTIBLE VOTING PREFERRED STOCK
------------------------------------------------------

NAME OF                          AMOUNT AND NATURE OF         PERCENTAGE            PERCENT OF
BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP          OF CLASS         VOTING CONTROL (1)
----------------                 --------------------         ----------        ------------------
Theodore Farnsworth(2)                 200,000                   100%             29.5%
Jerry Pearring                               0                    --               2.6%
Barry Willson                                0                    --               2.8%
All officers and directors as
   a group (three persons)(2)(14)      200,000                   100%             34.9%

----------
 *   represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock and shares of our Series A Cumulative Convertible Voting Preferred Stock at March 15, 2005. At March 15, 2005 the holders of our outstanding shares of common stock and Series A Cumulative Convertible Voting Preferred Stock were entitled to an aggregate of 4,453,569 votes at any meeting of our stockholders, which includes 3,453,569 votes attributable to the outstanding shares of common stock and 1,000,000 votes attributable to the outstanding shares of Series A Cumulative Convertible Voting Preferred Stock. Each share of Series A Cumulative Convertible Voting Preferred Stock entitles the holder to five votes at any meeting of our stockholders and such shares will vote together with our common stockholders.

(2) Includes 12,773 shares of our common stock owned by Xstream Beverage, Inc., a company of which Mr. Farnsworth is the owner, and 200,000 shares of Series A Cumulative Convertible Voting Preferred Stock.

(3) Laurus Master Fund, Ltd. does not presently own any shares of our common stock. Laurus Master Fund, Ltd. holds:

     * a $3,000,000 principal amount secured convertible term note which is convertible into 2,000,000 shares of our common stock at a conversion rate of $1.50 per share,

     * 225,000 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $6.40 per share for the first 75,000 shares, $7.80 per share for the next 75,000 shares and $9.00 per share for the remaining 75,000 shares,

     * 22,500 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $ 5.20 per share,

     * 125,000 shares of our common stock issuable upon the exercise of a common stock purchase warrant with an exercise price of $3.00 per share, and

     * 634,000 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $2.00 per share.

Under the terms of the secured convertible term note and warrant purchased by Laurus Master Fund, Ltd., these warrants are not exercisable and this note is not convertible to the extent that (a) the number of shares of our common stock held by Laurus Master Fund, Ltd. and (b) the number of shares of our common stock issuable upon the exercise of the warrants and the conversion of the not would result in the beneficial ownership by Laurus Master Fund, Ltd. of more than 4.99% of our then outstanding common stock. Laurus Master Fund, Ltd. may waive these provisions, or increase or decrease that percentage, with respect to the warrants and/or the note on 75 day's prior notice to us, or without notice if we are in default under the note. At March 15, 2005 Laurus Master Fund, Ltd. beneficially owns 172,333 shares of our common stock underlying the note and warrants which convertible or exercisable, as the case may be, within 60 days. Laurus Capital Management, LLC is the entity that exercises voting and investment power on behalf of Laurus Master Fund, Ltd. Mr. David Grin and Mr. Eugene Grin are the natural persons who exercise voting power over Laurus Capital Management, LLC.

(4) Includes 123,000 shares of our common stock which we have agreed to issue Mr. Stoddard as consideration for his deferral of certain amounts due Master Distributors, Inc., 103,654 shares of our common stock held by Master Distributors, Inc. and 370,370 shares of our common stock issuable upon the conversion of a promissory note in the principal amount of $2,000,000 issued in July 2004 to Master Distributors, Inc. in connection with our acquisition of the assets of Atlantic Beverage. Mr. Morris Stoddard is the person who exercises voting and investment power on behalf of Master Distributors, Inc. Excludes shares of our common stock owned by Mr. Stoddard's children over which he disclaims beneficial ownership. See "Our Business - Our History" earlier in this annual report.

(5) Alpha Capital AG holds shares or our Series Convertible Preferred Stock which are convertible into 233,333 shares of our common stock at a conversion price of $1.50, warrants to purchase 233,333 shares of our common stock at an exercise price of $2.00 per share and warrants to purchase 116,666 shares of our common stock at an exercise price of $4.00 per share. Alpha Capital AG has contractually agreed to limit the conversion of the Series B Convertible Preferred and exercise of the warrants so that upon the conversion or exercise the holder's beneficial ownership would not exceed 4.99% of our common stock outstanding at the time of conversion or exercise, subject to a waiver of this limitation by the holder upon 61 days notice to us, as well as limiting the holder's beneficial ownership upon conversion or exercise to less than 9.9% of our then issued and outstanding common stock, including shares issuable upon the conversion of the Series B Convertible Preferred or the exercise of the warrant, also subject to waiver by the holder upon 61 days notice to us. Alpha Capital AG beneficially owns 172,333 shares of our common stock based upon shares of our Series B Convertible Preferred Stock and warrants which are convertible or exercisable, as the case may be, within 60 days. Mr. Konrad Ackerman is the control person of Alpha Capital AG.

(6) Enable Growth Partners, LP owns shares of our Series B Convertible Preferred which are convertible into 266,666 shares of our common stock at a conversion price of $1.50, warrants to purchase 266,666 shares of our common stock at an exercise price of $2.00 per share and warrants to purchase 133,333 shares of our common stock at an exercise price of $4.00 per share. Enable Growth Partners, LP has contractually agreed to limit the conversion of the Series B Convertible Preferred and exercise of the warrants so that upon the conversion or exercise the holder's beneficial ownership would not exceed 4.99% of our common stock outstanding at the time of conversion or exercise, subject to a waiver of this limitation by the holder upon 61 days notice to us, as well as limiting the holder's beneficial ownership upon conversion or exercise to less than 9.9% of our then issued and outstanding common stock, including shares issuable upon the conversion of the Series B Convertible Preferred or the exercise of the warrant, also subject to waiver by the holder upon 61 days notice to us. Enable Growth Partners, LP beneficially owns 172,333 shares of our common stock based upon shares of our Series B Convertible Preferred Stock and warrants which are convertible or exercisable, as the case may be, within 60 days. Mr. Mitch Levine is the control person of Enable Growth Partners, LP.

(7) Greenwich Growth Fund, Ltd. owns shares of our Series B Convertible Preferred which are convertible into 100,000 shares of our common stock at a conversion price of $1.50, warrants to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share and warrants to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share. Greenwich Growth Fund, Ltd. has contractually agreed to limit the conversion of the Series B Convertible Preferred and exercise of the warrants so that upon the conversion or exercise the holder's beneficial ownership would not exceed 4.99% of our common stock outstanding at the time of conversion or exercise, subject to a waiver of this limitation by the holder upon 61 days notice to us, as well as limiting the holder's beneficial ownership upon conversion or exercise to less than 9.9% of our then issued and outstanding common stock, including shares issuable upon the conversion of the Series B Convertible Preferred or the exercise of the warrant, also subject to waiver by the holder upon 61 days notice to us. Greenwich Growth Fund, Ltd. beneficially owns 172,333 shares of our common stock based upon shares of our Series B Convertible Preferred Stock and warrants which are convertible or exercisable, as the case may be, within 60 days. Messrs. Evan Schemenauer, Jonathan Walk and Don Dunstan are the controlling persons of Greenwich Growth Fund, Ltd.

(8) SRG Capital, LLC owns shares of our Series B Convertible Preferred which are convertible into 133,333 shares of our common stock at a conversion price of $1.50, warrants to purchase 133,333 shares of our common stock at an exercise price of $2.00 per share and warrants to purchase 66,666 shares of our common stock issuable at an exercise price of $4.00 per share. SRG Capital, LLC has contractually agreed to limit the conversion of the Series B Convertible Preferred and exercise of the warrants so that upon the conversion or exercise the holder's beneficial ownership would not exceed 4.99% of our common stock outstanding at the time of conversion or exercise, subject to a waiver of this limitation by the holder upon 61 days notice to us, as well as limiting the holder's beneficial ownership upon conversion or exercise to less than 9.9% of our then issued and outstanding common stock, including shares issuable upon the conversion of the Series B Convertible Preferred or the exercise of the warrant, also subject to waiver by the holder upon 61 days notice to us. SRG Capital, LLC beneficially owns 172,333 shares of our common stock based upon shares of our Series B Convertible Preferred Stock and warrants which are convertible or exercisable, as the case may be, within 60 days. Mr. Edwin Macabe and Ms. Tai May Lee are the controlling persons of SRG Capital LLC.

(9) Stonestreet Limited Partnership owns shares of our Series B Convertible Preferred which are convertible into 300,000 shares of our common stock at a conversion price of $1.50, warrants to purchase 300,000 shares of our common stock at an exercise price of $2.00 per share and warrants to purchase 150,000 shares of our common stock at an exercise price of $4.00 per share. Stonestreet Limited Partnership has contractually agreed to limit the conversion of the Series B Convertible Preferred and exercise of the warrants so that upon the conversion or exercise the holder's beneficial ownership would not exceed 4.99% of our common stock outstanding at the time of conversion or exercise, subject to a waiver of this limitation by the holder upon 61 days notice to us, as well as limiting the holder's beneficial ownership upon conversion or exercise to less than 9.9% of our then issued and outstanding common stock, including shares issuable upon the conversion of the Series B Convertible Preferred or the exercise of the warrant, also subject to waiver by the holder upon 61 days notice to us. Stonestreet Limited Partnership beneficially owns 172,333 shares of our common stock based upon shares of our Series B Convertible Preferred Stock and warrants which are convertible or exercisable, as the case may be, within 60 days. Ms. Elizabeth Leonard and Mr. Michael Finkelstein are the controlling persons of Stonestreet Limited Partnership.

(10) Sunrise Equity Partners L.P. owns shares of our Series B Convertible Preferred which are convertible into 200,000 shares of our common stock at a conversion price of $1.50, warrants to purchase 200,000 shares of our common stock at an exercise price of $2.00 per share and warrants to purchase 100,000 shares of our common stock at an exercise price of $4.00 per share. Sunrise Equity Partners L.P. has contractually agreed to limit the conversion of the Series B Convertible Preferred and exercise of the warrants so that upon the conversion or exercise the holder's beneficial ownership would not exceed 4.99% of our common stock outstanding at the time of conversion or exercise, subject to a waiver of this limitation by the holder upon 61 days notice to us, as well as limiting the holder's beneficial ownership upon conversion or exercise to less than 9.9% of our then issued and outstanding common stock, including shares issuable upon the conversion of the Series B Convertible Preferred or the exercise of the warrant, also subject to waiver by the holder upon 61 days notice to us. Sunrise Equity Partners L.P. beneficially owns 172,333 shares of our common stock based upon shares of our Series B Convertible Preferred Stock and warrants which are convertible or exercisable, as the case may be, within 60 days. Sunrise Equity Partners, L.P., is managed by Level Counter LLC. Nathan Low, Amnon Mandelbaum, Marilyn Adler and David I. Goodfriend, the member of Level Counter LLC, each may be deemed to be a controlling person of Sunrise Equity Partners, L.P.

(11) Whalehaven Fund Limited owns shares of our Series B Convertible Preferred which are convertible into 100,000 shares of our common stock at a conversion price of $1.50, warrants to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share and warrants to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share. Whalehaven Fund Limited has contractually agreed to limit the conversion of the Series B Convertible Preferred and exercise of the warrants so that upon the conversion or exercise the holder's beneficial ownership would not exceed 4.99% of our common stock outstanding at the time of conversion or exercise, subject to a waiver of this limitation by the holder upon 61 days notice to us, as well as limiting the holder's beneficial ownership upon conversion or exercise to less than 9.9% of our then issued and outstanding common stock, including shares issuable upon the conversion of the Series B Convertible Preferred or the exercise of the warrant, also subject to waiver by the holder upon 61 days notice to us. Whalehaven Fund Limited beneficially owns 172,333 shares of our common stock based upon shares of our Series B Convertible Preferred Stock and warrants which are convertible or exercisable, as the case may be, within 60 days. Messrs. Evan Schemenauer and Arthur Jones and Ms. Jennifer Kelly are the controlling persons of Whalehaven Fund Limited.

(12) Whalehaven Fund Limited #2 AC owns shares of our Series B Convertible Preferred which are convertible into 100,000 shares of our common stock at a conversion price of $1.50, warrants to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share and warrants to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share. Whalehaven Fund Limited #2 AC has contractually agreed to limit the conversion of the Series B Convertible Preferred and exercise of the warrants so that upon the conversion or exercise the holder's beneficial ownership would not exceed 4.99% of our common stock outstanding at the time of conversion or exercise, subject to a waiver of this limitation by the holder upon 61 days notice to us, as well as limiting the holder's beneficial ownership upon conversion or exercise to less than 9.9% of our then issued and outstanding common stock, including shares issuable upon the conversion of the Series B Convertible Preferred or the exercise of the warrant, also subject to waiver by the holder upon 61 days notice to us. Whalehaven Fund Limited #2 AC beneficially owns 172,333 shares of our common stock based upon shares of our Series B Convertible Preferred Stock and warrants which are convertible or exercisable, as the case may be, within 60 days. Messrs. Evan Schemenauer and Arthur Jones and Ms. Jennifer Kelly are the controlling persons of Whalehaven Fund Limited #2.

(13) Includes 10,000 shares of our common stock held by Mr. Pearring's minor children.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time we have borrowed funds for working capital from Xstream Beverage, Inc., a company which is owned by Mr. Theodore Farnsworth, our Chairman and CEO. These loans are non-interest bearing, unsecured and due on demand. At each of December 31, 2004 and 2003 we owed Xstream Beverage, Inc.

$50,355. We believe that the terms of these loans are at least as beneficial to us as terms we could obtain from unaffiliated third parties.

         In October 2004 Mr. Morris Stoddard, a principal shareholder, General Manager of our Mid-Atlantic States operations and member of the Advisory Board to our Board of Directors, advanced us $137,000 under a demand note bearing interest at 6% per annum. We used these fund for general working capital. We believe that the term of this loan was at least as beneficial to us as terms we could obtain from an unaffiliated third party.

         In July 2004 we purchased the assets of Master Distributors, Inc. from Morris Stoddard. Mr. Stoddard has executed a five year contract with us to oversee the management and growth of our Mid-Atlantic States business and to serve as a member of the Advisory Board to our Board of Directors. As consideration for the purchase of the assets of Atlantic Beverage we issued 96,154 shares of our common stock and $570,000 in cash which was delivered at closing, with an additional $554,648 in cash due by September 9, 2004, together with a secured convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum and a separate $250,000 payment to be made in 12 equal weekly installments pursuant to the terms of the purchase agreement. The note is collateralized by the assets acquired, subject to the first position interest of Laurus Master Fund, L.P. The holder of the secured convertible promissory note may, at his option, elected to receive shares of our common stock valued at $5.20 per share in lieu of cash payments, with the minimum conversion amount being $25,000. As of March 15, 2005 we still owed Master Distributors, Inc. $412,200 of the cash portion of the payment which was due it on September 9, 2004, as well as certain amounts under the secured convertible promissory note. In January 2005 Master Distributors, Inc. agreed to defer those amounts, and Mr. Stoddard agreed to defer amounts due him under his employment agreement, until April 14, 2005. As consideration for these deferments, we issued or agreed to issue Mr. Stoddard and his assigns an aggregate 390,000 shares of his common stock valued at $660,000.

         In March 2004 a principal shareholder of our company who is neither an officer nor a director advanced us $25,000 as a non-interest bearing demand loan. We used these funds for working capital. We believe that the term of this loan was at least as beneficial to us as terms we could obtain from an unaffiliated third party.

         On June 3, 2003 we entered into Consulting Agreements with each of Messrs. Edward Arioli and Steve Haglund, former officers and directors of Xstream. Under the terms of these one year agreements, each of these individuals are providing us with advice regarding ongoing strategic corporate planning, joint ventures, strategic alliances and advice regarding our product lines and potential acquisition candidates. We agreed to pay each of Messrs. Arioli and Haglund $40,000 for the one year agreement, and a monthly non-accountable expense allowance of $550 per month and reimbursement of out-of-pocket expenses. We believe that the terms of these agreements were at least as beneficial to us as terms we could obtain from unaffiliated third parties.

         At December 31, 2002 we had accrued compensation due under employment agreements with Messrs. Edward Arioli, Farnsworth and Steve Haglund. of $252,621. On March 31, 2003, our board of directors, which consisted of these three individuals, approved the forgiveness of this accrued compensation through December 31, 2002. As a result of this transaction, we recognized contributed capital of $252,621. We believe that the terms of these transactions are at least as beneficial to us as terms we could obtain from unaffiliated third parties.

         Effective April 9, 2003, we entered into amended three-year employment agreements with Messrs. Edward Arioli and Steve Haglund to serve as our President and CEO, respectively. These agreements each provided for annual base compensation of $85,000, and granted each individual options to purchase 5,000 shares of our common stock at an exercise price of $28.00 per share, vesting over the term of the agreement. On June 1, 2003, the board accepted the resignations of Messrs. Arioli and Haglund, and concurrent with the resignation of these individuals these options were cancelled. In exchange for cancellation of outstanding options and forgiveness of $106,250 of accrued salaries, we issued Messrs. Arioli and Haglund an aggregate of 52,500 shares of our common stock and entered into one-year consulting agreements, which provided for compensation of $40,000 each. We recorded a settlement loss of $418,750. We believe that the terms of these transactions are at least as beneficial to us as terms we could obtain from unaffiliated third parties.

         In May 2002 we borrowed $50,000 from an affiliate of our then president, Mr. Arioli. We used these funds to settle a lawsuit. In connection with this loan, we issued Mr. Arioli 5,000 shares of our common stock, valued at $50,000, as a loan fee. We repaid this loan in fiscal 2002. We believe that the term of this loan was at least as beneficial to us as terms we could obtain from an unaffiliated third party.

         In October 2001 we entered into a three year consulting agreement commencing April 1, 2002 with Xstream Beverage, Inc., a company owned by Mr. Farnsworth, to provide us with management consulting services, including independent consulting services by hiring skilled consultants in the beverage industry and to the extent that there was any change in our business objectives, Xstream Beverage, Inc. was to provide us with consultants who could assist us in implementing our business goals and objectives. As compensation for its services, in February 2002 we issued Xstream Beverage, Inc. 213,375 shares of our common stock. For purposes of our results of operations, the value of $10,668,750 attributed to these shares was to be a compensation expense recognized over the period of the agreement. In July 2002, effective April 1, 2002, we rescinded this consulting agreement and entered into a subscription agreement with Xstream Beverage, Inc. for the purchase of the 213,375 shares of our common stock for an aggregate of $2,133,750, which reflected a decrease in the then fair market value of our common stock. As consideration for the purchase Xstream Beverage, Inc. tendered to us a promissory note in the principal amount of $ 2,133,750, bearing interest at 8% per annum, and due on August 13, 2003. As a result of the cancellation of the consulting agreement, the $10,668,750 of deferred compensation and related $10,664,483 were reversed. This promissory note was cancelled in February 2004 and the 213,375 shares of our common stock were returned to our treasury with the status of authorized but unissued securities.

                                     PART IV

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

2.1 Definitive Agreement and Plan of Reverse Acquisition between Geyser Group, Ltd. and Power Beverage Corp. (1)
3.1      Articles of Incorporation (2)
3.2      Certificate of Amendment to the Articles of Incorporation (2
3.3      Certificate of Amendment to the Articles of Incorporation (2)
3.4      Certificate of Amendment to the Articles of Incorporation (1)
3.5      Certificate of Amendment to the Articles of Incorporation (11)
3.6      Certificate of Amendment to the Articles of Incorporation (11)
3.7      Certificate of Amendment to the Articles of Incorporation (9)
4.1      $3,000,000 principal amount secured convertible term note (8)
4.2      Common Stock Purchase Warrant (8)
4.3      Form of Series A Warrant (9)
4.4      Form of Series B Warrant (9)
10.1     2002 Stock Option Plan (3)

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

10.2 Employment Agreement between the Company and Theodore Farnsworth dated as of February 1, 2002 (3)
10.3     Promissory Note with EDA Family Limited Partnership (3)
10.4 Stock Exchange Agreement between Xstream Beverage Group, Inc. and the shareholders of Total Beverage Network, Inc. (4)
10.5 Purchase and Sale Agreement between Total Beverage Network, Inc. and Universal Florida Beverage Distributors, Inc. (4)
10.6 Asset Purchase and Sale Agreement between Beverage Network of Connecticut and Finish-Line Distributors, Inc. (5)
10.7 Consulting Agreement between Steve Haglund and Xstream Beverage Group, Inc. (5)
10.8 Consulting Agreement between Edward Arioli and Xstream Beverage Group, Inc. (5)
10.9 Asset Purchase Agreement dated March 1, 2004, by and among Beverage Network of Hawaii and Pacific Rim Natural Juice Company, Inc.(6)
10.10 Assignment of Trademark entered into between Xstream Brands, Inc. and The Maui Juice Company Inc. (6)
10.11 Business Consulting Agreement between Beverage Network of Hawaii, Inc. and Larry Lassek (6)
10.12 Assignment of Trademark entered into Between Xstream Brands, Inc. and Squeeze Beverage, Inc. (6)
10.13 Employment Agreement entered into between Xstream Beverage Group, Inc. and Theodore Farnsworth dated February 5, 2004 (6)
10.14 Employment Agreement entered into between Xstream Beverage Group, Inc. and Barry Willson dated February 5, 2004 (6)
10.15 Employment Agreement entered into between Xstream Beverage Group, Inc. and Jerry Pearring dated February 5, 2004 (6)
10.16 Asset Purchase Agreement dated March 15, 2004, by and among Beverage Network of Massachusetts, Inc. and Ayer Beverages, Inc. (7)
10.17 Securities Purchase Agreement dated May 14, 2004 between Xstream Beverage Group, Inc. and Laurus Master Fund, Ltd. (8)
10.18    Master Security Agreement (8)
10.19    Registration Rights Agreement (8)
10.20    Subsidiary Guaranty (8)
10.21    Grant of Security Interest in Patents and Trademarks (8)
10.22    Stock Pledge Agreement (8)
10.23    Funds Escrow Agreement (8)
10.24    Restricted Account Side Letter (8)
10.25    Restricted Account Agreement (8)
10.26    Lease for principal executive offices (11)
10.27    Letter agreement dated January 8, 2005 with Master Distributors, Inc.
         (11)
10.28 Distributorship Agreement between Master Distributors, Inc. and Welch Foods, Inc.(11)
10.29 Distribution Agreement between Master Distributors, Inc. and Tazo Tea Company (11)
10.30 Distribution Agreement between Master Distributors, Inc. and Hansen Beverage Company dated August 16, 2004 (11)
14.1     Code of Ethics and Business Conduct *
16.1 Letter from Salberg & Company, P.A. dated December 23, 2004 to the Securities and Exchange Commission(10)
23.1     Consent of Salberg & Company, P.A.
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of principal financial officer *
32.1 Section 906 Certificate of Chief Executive Officer and principal financial officer*
----------
 *       filed herewith
(1) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on October 17, 2001.

(2) Incorporated by reference to the registrant's Annual Report on Form 10-KSB as filed with the SEC on October 27, 1999.
(3) Incorporated by reference to the registrant's Annual Report on Form 10-KSB as filed with the SEC on May 15, 2002.
(4) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on May 6, 2003.
(5) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on June 16, 2003.
(6) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on March 10, 2004.
(7) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on March 30, 2004.
(8) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on May 25, 2004.
(9) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on August 5, 2004.
(10) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on December 23, 2004.
(11) Incorporated by reference to the registrant's registration statement on Form SB-2, SEC file number 333-119403, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Salberg & Company, P.A. served as our independent registered public accounting firm for fiscal 2003 and the first three quarters of fiscal 2004. Sherb & Co., LLP was engaged on December 22, 2004 to serve as our independent registered public accounting firm for fiscal 2004. The following table shows the fees that we paid or accrued for the audit and other services provided by Salberg & Company, P.A. and Sherb & Co., LLP for the 2004 and 2003 fiscal years, respectively.

                                               FISCAL 2004     FISCAL 2003
                                               -----------     -----------

Audit Fees                                      $ 80,347        $ 50,000
Audit-Related Fees                                60,000          57,000
Tax Fees                                          57,125               0
All Other Fees                                    35,568               0
                                                --------        --------
         Total                                  $233,040        $107,000

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for audits of Finish-Line Distributors, Ayer Beverages and Master Distributors and for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2004 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     XSTREAM BEVERAGE GROUP, INC.

                                     By: /s/ Theodore Farnsworth
                                         -----------------------
                                     Theodore Farnsworth, Chairman of the Board,
                                     CEO, principal executive officer and
                                     principal financial officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                             DATE
      ---------                     -----                             ----


/s/ Theodore Farnsworth       Chairman and CEO,                   April 11, 2005
-----------------------       principal executive officer
Theodore Farnsworth           and principal financial officer


/s/ Jerry Pearring            President and director              April 11, 2005
-----------------------
Jerry Pearring


/s/ Barry Willson             Vice Chairman and                   April 11, 2005
-----------------------       Chief Scientific Officer
Barry Willson

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004




                          Xstream Beverage Group, Inc.
                                and Subsidiaries

                                    Contents

                                                                 Page
                                                                 ----

Report of Sherb & Co., LLP
  Independent Registered Public Accounting Firm                   F-2

Report of Salberg & Company, P.A.
  Independent Registered Public Accounting Firm                   F-3

Consolidated Balance Sheet                                        F-4

Consolidated Statements of Operations                             F-5

Consolidated Statements of Changes in Stockholders'
   Deficiency                                                     F-6

Consolidated Statements of Cash Flows                             F-7

Notes to Consolidated Financial Statements                        F-8 - F-33

                                                                805 Third Avenue
[LOGO OMITTED]                                                New York, NY 10022
                                                                            Tel.
                                                                    212-838-5100
                                                                            Fax.
                                                                    212-838-2676
                                                        e-mail:info@sherbcpa.com

                                                 Offices in New York and Florida
________________________________________________________________________________
Certified Public Accountants



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Xstream Beverage Network, Inc.


We have audited the accompanying consolidated balance sheet of Xstream Beverage Network, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xstream Beverage Network, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses and cash used in operations of $9,242,734 and $3,665,339 respectively, for the year ended December 31, 2004. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    /s/Sherb & Co., LLP
                                                    -------------------
                                                    Certified Public Accountants

New York, New York
March 25, 2005

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

To the Board of Directors of:
Xstream Beverage Network, Inc.


We have audited the accompanying consolidated statements of operations, changes in stockholder's equity (deficiency) and cash flows of Xstream Beverage Network, Inc. and Subsidiaries for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated results of operations and cash flows of Xstream Beverage Network, Inc. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company's net loss in 2003 of $6,436,607, cash used in operations in 2003 of $627,392, and accumulated deficit of $16,868,669, shareholders' deficiency of $1,310,369 and working capital deficiency of $1,340,464 at December 31, 2003 raises substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 27, 2004

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                              December 31,
                                                                 2004
                                                             ------------
ASSETS
     Current Assets:
        Cash                                                 $     84,326
        Accounts Receivable, net of allowance for doubtful        668,960
        accounts of $130,544
        Inventory                                                 825,422
        Other Current Assets                                       50,304
                                                             ------------
           Total Current Assets                                 1,629,012
                                                             ------------

     Property and Equipment                                       361,154
     Less: Accumulated Depreciation                               (51,977)
                                                             ------------
     Property and Equipment, Net                                  309,177
                                                             ------------
     Other Assets:
        Cash - restricted                                         452,771
        Trademarks                                                303,017
        Customer Lists, net                                     1,932,251
        Goodwill                                                1,953,936
        Other Assets                                               34,396
                                                             ------------
           Total Other Assets                                   4,676,371
                                                             ------------
TOTAL ASSETS                                                 $  6,614,560
                                                             ============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
     Liabilities:
        Current Liabilities:
           Accounts Payable                                  $  1,737,905
           Accrued Expenses                                       697,450
           Dividends Payable                                       54,910
           Bottle Deposits                                        106,953
           Loans and notes payable                                528,067
           Loans Payable - Related Party                          187,355
           Current Portion of Long Term Debt                      652,946
           Other Current Liabilities                                8,448
                                                             ------------
              Total Current Liabilities                         3,974,034
                                                             ------------

        Long Term Liabilities:
           Long Term Notes, net of discount                     3,066,672
           Other long term liabilities                             14,350
                                                             ------------
              Total Long Term Liabilities                       3,081,022

                                                             ------------
              Total Liabilities                                 7,055,056
                                                             ------------

        Preferred Series B, net of discount
           of $1,842,858: $0.001 par value,
           10,000,000 shares authorized,
           43 shares issued and outstanding                       317,142
                                                             ------------
     Stockholders' Deficiency
        Preferred Stock, $0.001 par value, 10,000,000
           shares authorized, Series A, 200,000 shares
           issued and outstanding                                     200
        Common Stock, $0.001 par value, 50,000,000 shares
           authorized, 2,797,692 issued and outstanding             2,798
        Common Stock Issuable, 180,734                                181
        Additional Paid in Capital                             29,198,726
        Accumulated Deficit                                   (26,645,325)
        Less: deferred consulting expense                        (628,194)
        Less: Deferred Fees                                    (2,686,024)
                                                             ------------
              Total Stockholders' Deficiency                     (757,638)
                                                             ------------
TOTAL LIABILITIES & STOCKHOLDERS'  DEFICIENCY                $  6,614,560
                                                             ============

        See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                2004           2003
                                            --------------------------

Sales                                       $ 8,583,622    $ 2,028,265

Cost of Goods Sold                            6,358,165      1,458,198
                                            --------------------------
Gross Profit                                  2,225,457        570,067
Expense
    Marketing & Selling                       1,089,561        147,710
    Warehouse & Delivery                        772,616        105,722
    Compensation                              4,279,046      1,200,816
    Rent                                        257,378        109,757
    Consulting Fees                           1,081,589      1,788,919
    Professional Fees                           402,494        270,732
    Loan and Loan Guarantee Fees                781,627        325,500
    Bad Debt Expense                             91,488         39,266
    Impairment Loss                                  --      1,720,274
    Other General & Administrative              975,245        613,402
                                            --------------------------
        Total Operating Expense               9,731,044      6,322,098
                                            --------------------------
Loss From Operations                         (7,505,587)    (5,752,031)
Other Income/(Expense)
    Other Income                                  5,599         10,799
    Settlement gain                              66,762             --
    Interest Income                              21,532        170,820
    Interest Expense                         (1,834,813)       (66,793)
    Settlement loss                              (3,025)      (696,800)
    Other expense                                 6,798       (102,602)
                                            --------------------------
        Total Other Income/(Expense)         (1,737,147)      (684,576)
                                            --------------------------
Net Loss                                     (9,242,734)    (6,436,607)

Preferred Stock Dividends                   $  (533,922)   $        --
                                            --------------------------

Net Loss Available to Common Stockholders   $(9,776,656)   $(6,436,607)
                                            ==========================


Net Loss per share - Basic and diluted      $     (4.40)   $     (8.68)
                                            ==========================

Weighted Average Shares Outstanding
  -Basic and diluted                          2,219,814        741,957
                                            ==========================

          See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                            PREFERRED STOCK   COMMON STOCK        COMMON STOCK
                                            ---------------   ------------        ------------     ADDITIONAL     ACCUMULATED
                                            SHARES AMOUNT    SHARES    AMOUNT   ISSUABLE   AMOUNT PAID-IN CAPITA   DEFICIT
                                            ----------------------------------------------------------------------------------
Balance, December 31, 2002                  200,000  $ 200    476,746    $ 477     13,422     $ 13 $ 12,722,163 $(10,432,062)

Stock issued for cash                            --     --     21,983       22     37,409       37     329,041            --
Stock issued as settlement                       --     --    114,750      115         --       --   1,194,885            --
Stock issued for services                        --     --    174,122      174         --       --   1,648,015            --
Stock issued for loans and loan
   guarantee fees                                --     --     70,050       70         --       --     700,430            --
Cancellation of subscription                     --     --     (2,200)      (2)        --       --     (43,998)           --
Cashless exercise of warrants                    --     --     10,000       10         --       --         (10)           --
Shares issued for debt                           --     --     15,750       16     28,130       28     455,912            --
Issuance of shares  previously issuable          --     --      8,314        8     (8,314)      (8)         --            --
Amortization of deferred fees                    --     --         --       --         --       --          --            --
Offering costs                                   --     --         --       --         --       --     (61,377)           --
Contributed accrued compensation                 --     --         --       --         --       --     252,621            --
Stock issued for acquisition                     --     --    124,300      124         --       --   1,242,876            --
Interest on prommisory note
   subscription receivable                       --     --         --       --         --       --          --            --
Net Loss, 2003                                   --     --         --       --         --       --          --    (6,436,607)
                                            ----------------------------------------------------------------------------------
Balance, December 31, 2003                  200,000    200  1,013,815    1,014     70,647       70  18,440,558    (16,868,669)

Common Stock issued for cash                     --     --    646,507      647    154,583      155   1,921,815             --
Preferred Stock issued for cash                  43     --         --       --         --       --   2,160,000             --
Offering Costs                                   --     --         --       --         --       --    (686,750)            --
Stock issued for settlement                      --     --     16,268       16         --       --      81,322             --
Stock issued for services                        --     --    309,000      309    162,778      163   1,664,518             --
Stock issued for compensation                    --     --    587,098      587         --       --   1,558,448             --
Stock issued for loan fee                        --     --         --       --         --       --   3,239,521             --
Interest on promissory note
   subscription receivable                       --     --         --       --         --       --          --             --
Cancellation of subscription                     --     --   (213,375)    (213)        --       --  (2,446,609)            --
Stock issued for acquisition                     --     --    169,904      170         --       --     407,599             --
Issuance of shares  previously issuable          --     --    207,158      207   (207,158)    (207)         --             --
Stock issued for debt                            --     --     61,250       61         --       --     146,940             --
Amortization of deferred fees                    --     --         --       --         --       --          --             --
Laurus Debt Discount                             --     --         --       --         --       --   2,114,113             --
Laurus Beneficial Conversion                     --     --         --       --         --       --     597,251             --
Dividends - Preferred Stock                      --     --         --       --         --       --          --       (533,922)
Net Loss, 2004                                   --     --         --       --         --       --          --     (9,242,734)
                                            ----------------------------------------------------------------------------------
Balance, December 31, 2004                  200,043  $ 200  2,797,625  $ 2,798    180,850    $ 181 $ 29,198,726$  (26,645,325)
                                            ==================================================================================

[RESTUB]

                                                                               SUBSCRIPTION
                                               DEFERRED   DEFERRED    DEFERRED PROMISSORY NOTE
                                              CONSULTING COMPENSATION   FEES     RECEIVABLE     TOTAL
                                            ----------------------------------------------------------
Balance, December 31, 2002                   $(248,863)        --          --  $(2,306,092)   $ (264,164)

Stock issued for cash                               --         --          --           --       329,100
Stock issued as settlement                          --         --          --           --     1,195,000
Stock issued for services                     (281,842)   (37,500)         --           --     1,328,847
Stock issued for loans and loan
   guarantee fees                                   --         --    (375,000)          --       325,500
Cancellation of subscription                        --         --          --       44,000            --
Cashless exercise of warrants                       --         --          --           --            --
Shares issued for debt                              --         --          --           --       455,956
Issuance of shares  previously issuable             --         --          --           --            --
Amortization of deferred fees                  454,955     37,500          --           --       492,455
Offering costs                                      --         --          --           --       (61,377)
Contributed accrued compensation                    --         --          --           --       252,621
Stock issued for acquisition                        --         --          --           --     1,243,000
Interest on prommisory note
   subscription receivable                          --         --          --      (170,700)    (170,700)
Net Loss, 2003                                      --         --          --            --   (6,436,607)
                                            ------------------------------------------------------------
Balance, December 31, 2003                     (75,750)        --    (375,000)   (2,432,792)  (1,310,369)

Common Stock issued for cash                        --         --          --            --    1,922,617
Preferred Stock issued for cash                     --         --          --            --    2,160,000
Offering Costs                                      --         --          --            --     (686,750)
Stock issued for settlement                         --         --          --            --       81,338
Stock issued for services                   (1,083,701)        --          --            --      581,289
Stock issued for compensation                       --    (34,500)         --            --    1,524,535
Stock issued for loan fee                           --         --  (3,239,521)           --           --
Interest on promissory note
   subscription receivable                          --         --          --       (14,030)     (14,030)
Cancellation of subscription                        --         --          --     2,446,822           --
Stock issued for acquisition                                                                     407,769
Issuance of shares  previously issuable             --         --          --            --           --
Stock issued for debt                               --         --          --            --      147,001
Amortization of deferred fees                  531,257     34,500     928,497            --    1,494,254
Laurus Debt Discount                                --         --          --            --    2,114,113
Laurus Beneficial Conversion                        --         --          --            --      597,251
Dividends - Preferred Stock                         --         --          --            --     (533,922)
Net Loss, 2004                                      --         --          --            --   (9,242,734)
                                            -------------------------------------------------------------
Balance, December 31, 2004                  $ (628,194)        -- $(2,686,024)          --    $ (757,638)
                                            =============================================================

          See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                        2004           2003
                                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                            $(9,242,734)   $(6,436,607)

Adjustments to reconcile net cash and operations:
-------------------------------------------------
Bad debt                                                                 91,488         39,266
Depreciation                                                             43,537          8,067
Amortization of deferred consulting                                   1,332,383             --
Amortization of debt discount and fees to interest expense            1,490,654             --
Amortization of Intangibles                                             227,112         44,500
Amortization of redemption premium on Series B                          124,200             --
Contributed services                                                         --        252,621
Loss on conversion of debt                                               23,921         85,050
Stock based settlement gain/loss                                         (3,000)            --
Stock based loan fee                                                    375,000        325,500
Other interest                                                            1,101             --
Interest income on subscription receivable                              (14,030)      (170,700)
Stock based services                                                  1,709,904      1,821,303
Stock based settlement                                                       --      1,195,000
Goodwill impairment                                                          --      1,720,274

Changes in operating assets and liabilities:
--------------------------------------------
Accounts receivable                                                     (79,042)       (12,022)
Inventory                                                               206,139        (51,733)
Other current  assets                                                   (42,299)        20,658
Accounts payable                                                       (113,653)       254,716
Accrued expenses                                                        145,816        256,578
Dividends payable                                                        54,910             --
Other current and non-current liabilities                                 3,254         20,137
                                                                     -------------------------

Net cash used in operating activities                                (3,665,339)      (627,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                   (82,795)       (25,845)
Decrease  in other non-current assets                                    26,610             --
Payment for purchase of Ayer Beverage, net of cash acquired            (100,000)            --
Payment for purchase of Maui Juice Brand, net of cash acquired          (25,000)            --
Payment for purchase of Pacific Rim, net of cash acquired               (15,500)            --
Payment for purchase of Master Distributors, net of cash acquired      (519,003)            --
Cash acquired in recaptilization                                             --       (230,599)
Prepaid acquisition costs                                                    --        (30,000)
                                                                     -------------------------
Net cash used in investing activities                                  (715,688)      (286,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans                                        32,500        224,640
Repayments of related party loans                                      (206,960)            --
Repayments of non-related party loans                                (1,500,131)        (9,801)
Loan proceeds from non-related party                                  3,145,084        408,840
Restricted cash portion of loan proceeds                             (2,451,154)            --
Disbursement of restricted cash                                       1,998,383             --
Cash overdraft                                                               --         27,900
Proceeds from sales of common stock                                   1,922,617        329,100
Proceeds from sales of preferred stock                                2,160,000             --
Offering costs                                                         (686,750)       (61,377)
                                                                     -------------------------

Net cash provided by financing activities                             4,413,589        919,302
Net increase in cash                                                     32,562          5,466
Cash at beginning of year                                                51,764         46,298
                                                                    --------------------------
Cash at end of year                                                 $    84,326    $    51,764
                                                                    ==========================

Supplemental Disclosure of Cash Flow Information:


Cash paid during the period for:
     Interest paid                                                  $   117,602    $        --
     Taxes paid                                                     $        --    $        --


Supplemental Disclosure of Non-cash Investing and
Financing Activities:

Acquisition of customer list (note payable and stock)               $        --    $        --
Common stock issued for acquisitions                                    407,769      1,237,500
Common stock issued for convertible debenture and interest                   --         72,450
Common stock issued for debt conversion                                 147,001        298,454
Common stock issued for debt settlement                                  81,338             --
Cancellation of common stock for subscription                         2,446,822             --
       receivable
Common stock issued for deferred services                             1,297,884             --
Common stock issued for deferred compensation                            34,500             --
Dividends- preferred stock                                              533,922             --
Equity related debt discount                                          2,114,113             --
                                                                     -------------------------
                                                                    $ 7,063,349    $ 1,608,404
                                                                    ==========================

          See accompanying notes to consolidated financial statements.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------

         (A) ORGANIZATION AND NATURE OF BUSINESS
         ---------------------------------------

         Xstream Beverage Network, Inc. (the "Company" or "Xstream") was incorporated in Nevada on November 13, 1989. On September 14, 2001, the Company acquired Power Beverage Corp. in a transaction accounted for as a recapitalization of Power Beverage Corp. ("Power"). Power was incorporated in Florida on September 9, 2001. The Company was formed to acquire or merge with and operate specialty beverage companies.

         XStream has completed five acquisitions according to it's business strategy as follows, Beverage Network of South Florida, Inc. ("BNSF")on April 9, 2003; Beverage Network of Connecticut, Inc. ("BNCT") on May 1, 2003; Beverage Network of Hawaii, Inc. ("BNHI") on March 1, 2004; Beverage Network of Massachusetts, Inc. ("BNMA") on March 15, 2004; Beverage Network of Maryland, Inc. ("BNMD")on July 1, 2004. These acquisitions were accounted for under the purchase method. (See Note 3 for details.) XStream is now an operating brand development and distribution company.

         (B) PRINCIPLES OF CONSOLIDATION
         -------------------------------

         The accompanying consolidated financial statements include the accounts of XStream and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         (C) USE OF ESTIMATES
         --------------------

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

         (D) ACCOUNTS RECEIVABLE
         -----------------------

         Accounts receivable result from the sale of the Company's products and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be reserved for.

         (E) PROPERTY AND EQUIPMENT
         --------------------------

         Property and equipment are stated at cost and depreciation is computed using the straight line method over the estimated economic useful life of 5 years. Leasehold improvements are amortized using the straight-line method over the lease term. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

         (F) GOODWILL, TRADEMARKS AND OTHER INTANGIBLES
         ----------------------------------------------

         Acquired goodwill is considered to have an indefinite life pursuant to Statement of Financial Accounting Standards No. SFAS 142, "Goodwill and Other Intangible Assets," and accordingly is not amortized but subject to periodic impairment tests. Acquired customer lists are considered to have a finite life, pursuant to SFAS 142, to be amortized over the period the asset is expected to contribute to the future cash flows. XStream expects the period to be five years. The customer lists will also be subject to periodic impairment tests. Acquired trademarks are considered to have an infinite life but

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         will be subject to impairment analysis on an annual basis. In accordance with SFAS No. 142, the Company is required to evaluate the carrying value of its intangible assets (goodwill, trademarks and customer lists) subsequent to their acquisition. Between April 2003 through December 31, 2004, the Company acquired five beverage distribution companies together with a natural juice company and certain intellectual property rights related to other new age beverage names. The Company's intangible assets, including goodwill, trademarks and customers lists, were acquired in these acquisitions.

         (G) ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
         ------------------------------------------------------

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

         (H) STOCK-BASED COMPENSATION
         ----------------------------

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such comp- ensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

         The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model. In accordance with SFAS 123, for options issued to employees, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plan and options granted to employees outside of the plan. Had compensation cost for options granted under the employment agreements been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123.

         The fair market value of the stock options granted to the employees in 2002 was etimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of #.02%, volatility 144% and expected term of two years and in 2003 with expected dividend yield 0%, risk-free interest rate of 1%, volatility 200% and expected term of three years.

                                                                       2004           2003
                                                                   -----------    -----------
         Net loss                                    As reported   $(9,242,734)   $(6,436,607)
         Add: Stock-based employee compensation
         expense included in reported
         net loss, net of related tax effects                      $        --    $        --
         Deduct: Total stock based employee
         compensation expense determined under fair
         value based method for all awards, (5) 1 net
         of related tax effects                                    $        --    $        --
                                                     Pro forma     $(9,242,734)   $(6,436,607)
         Net loss per share - basic and diluted      As reported   $     (4.40)   $     (8.68)
                                                     Pro forma     $     (4.40)   $     (8.68)

         (J REVENUE RECOGNITION
         ----------------------

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         the cost of products. Promotional products given to customers are recognized as a cost of sales, net of any charge-backs received from vendors. Cash incentives provided to customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

         (K) SHIPPING AND HANDLING COSTS
         -------------------------------

         The Company follows the guidance of EITF 00-10, "Accounting for Shipping and Handling Fee and Costs". The Company's shipping costs of $734,471 and $50,952 for the periods ending December 31, 2004 and 2003, respectively, and are included in warehouse and delivery expenses.

         (L) INCOME TAXES
         ----------------

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

         (M) FAIR VALUE OF FINANCIAL INSTRUMENTS
         ---------------------------------------

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

         (N) REVERSE STOCK SPLIT
         -----------------------

         On July 19, 2004, the Company affected a one-for-twenty reverse stock split. All references in the consolidated financial statements to shares, share prices and per share amounts have been adjusted retroactively for the one-for-twenty reverse stock split.

         (O) RESTRICTED CASH
         -------------------

         In conjunction with the sale in May 2004 to Laurus Master Fund, Ltd. of a $3,000,000 principal amount secured convertible term note, the Company we agreed to initially place $2,855,000 of the proceeds of the secured convertible term note into a restrictive account controlled by Laurus Master Fund, Ltd. The funds held in the restricted account are controlled by Laurus Master Fund, Ltd. until the Company consummates one or more acquisitions which will be subject to the approval of Laurus Master Fund, Ltd. or until all of the outstanding principal amount of the secured convertible term note is converted into shares of the Company's common stock. Of this amount, approximately $2,402,229 has been released for working capital purposes and to close acquisitions.

         (P) GOING CONCERN
         -----------------

         As reflected in the accompanying consolidated financial statements, the Company, has a net loss in 2004 of $9,242,734, cash used in operations in 2004 of $3,665,339 and an accumulated deficit of $26,645,325 at December 31, 2004, stockholders' deficiency of $757,638 and a working capital deficit of $2,345,022 at December 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         revenues. The Company continues to raise capital and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         (Q) RECENT ACCOUNTING PRONOUNCEMENTS
         ------------------------------------

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share- based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

         (R) RECLASSIFICATION
         --------------------

         Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

NOTE 2 - NET LOSS PER COMMON SHARE:
-----------------------------------

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares out-standing for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the twelve months ended December 31, 2004 and 2003, the diluted loss per share is the same as basic loss per shares since the effect of all common stock equivalents was antidilutive due to the net loss. The total outstanding warrants which have been excluded from the calculation of loss per share, were 4,030,904 and 17,125 at December 31, 2004 and 2003, respectively. In addition as of December 31, 2004 and 2003, the company has convertible preferred stock that could convert into 1,440,000 and -0- shares of common stock, respectively. The Company also has convertible notes that could convert into 846,247 and -0- shares of common stock at December 31, 2004 and 2003, respectively. (See note 3- Acquisitions and note 14-Laurus transaction) The potential dilutive effects of the convertible preferredstock and convertible notes have been excluded from the calculation of net loss per common share.

NOTE 3 - ACQUISITIONS:
----------------------

         On April 9, 2003 XStream, through Total Beverage Network, Inc.("BNSF"), a newly acquired subsidiary, purchased all of the assets and selected liabilities of Universal Florida Beverage Distributors, Inc. (UFBD). The results of BNSF operations have been included in the consolidated financial statements since acquisition. BNSF is a beverage distributor in the South Florida market, servicing independent retailers.

         The purchase price of UFBD was $275,000, based on 27,500 shares of XStream common stock valued at $10.00 per share. Simultaneously with the foregoing acquisition, XStream acquired 100% of the outstanding shares of Total Beverage Network, Inc. in a stock exchange transaction.

         The purchase price of BNSF was $500,000, based on 50,000 shares of XStream common stock valued at $10.00 per share. The value of the common shares was consistent with the offering price used in XStream's PPM, in circulation at the time.

         In consideration for the transfer of the BNSF shares, XStream issued 50,000 shares of its restricted common stock to the shareholders of BNSF. BNSF shareholders, subsequent to its acquisition by XStream, entered into 36-month employment agreements with XStream to become its CEO and President. BNSF will

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         continue the operations of UFBD as a wholly owned subsidiary of XStream and has entered into employment agreements with existing key management. The General Manager's employment agreement included the issuance of 6,250 shares of XStream's restricted common stock upon signing the 24-month employment agreement. The value of these shares, $62,500 based on the common stock valued at $10.00, is considered an additional part of the purchase price since the General Manager was the previous owner and the shares are fully vested and non-forfeitable. Thus, the purchase price was $337,500. As part of employment agreements with two other former UFBD officers, an additional 3,750 shares of XStream restricted stock was issued and held in escrow pending completion of one year vesting requirements. These shares are recorded as unearned compensation at $10.00 per share and amortized over the one year vesting period. In October 2003, the management of Total Beverage Network, Inc. d/b/a Beverage Network of South Florida (BNSF) terminated their employment. The termination included a cash settlement of $11,053 of which $4,553 was due as of December 31, 2003. The agreement also included 250 shares of common stock valued at $10.00 per share, which was recognized as compensation. The remaining balance of $7,042 considered unearned compensation was recognized as an expense as of December 31, 2003.

         The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed at the date of the simultaneous acquisitions of BNSF and UFBD.

                                                          April 9, 2003
                                                          -------------

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

         The aggregate purchase price of FLBD was $702,593, based on $152,593 in cash and 40,000 shares of XStream common stock valued at $10.00 per share, due at closing plus an additional $150,000 due in two installments. The value of the common shares was consistent with the offering price used in XStream's PPM, in circulation at the time.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                          May 1, 2003
                                                          -----------

         Aggregated purchase price                        $   702,593
                                                          ===========
         Current assets                                   $   212,729
         Fixed assets                                          23,453
         Customer list                                        400,000
         Goodwill                                             412,261
                                                          -----------
         Total assets acquired                              1,048,443
                                                          -----------
         Current liabilities assumed                          (274,547)
         Long term debt                                        (71,303)
                                                           -----------
         Total liabilities assumed                            (345,850)
                                                           -----------
         Net assets acquired                               $   702,593
                                                           ===========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

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
                                        ===========   ===========

         Squeeze Transaction - On January 14th, 2004, a wholly owned subsidiary, XStream Brands, Inc., a Florida Corporation, entered into an Assignment of Trademark with Squeeze Beverage, Inc., for the assignment of all of Xstream Brand's rights and interests in the Mark "SQUEEZE" for carbonated flavored soft drinks and seltzer water, including all variations thereof such as spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. The Company delivered 20,000 shares of its restricted common stock to Squeeze Beverages, Inc. in exchange for the assignment of the trademark. Based upon the contemporaneous private placement offering price of $2.40 per share the Company valued the acquisition at $48,000.

         Maui Juice Transaction - On March 1, 2004, a wholly owned subsidiary, XStream Brands, Inc., a Florida Corporation, ("XStream Brands"), entered into an Assignment of Trademark with The Maui Juice Company, Inc. ("Maui"), for the assignment of all of Maui's rights and interests in the Mark "Maui Juice Company", including all variations thereof such as spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. The purchase price for the assignment of the Mark was $255,017 in cash with $25,000 paid at the acquisition date and $230,017 to be paid under the terms of the agreement.

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

         Simultaneously with the Asset Purchase agreement, Beverage Network of Hawaii, Inc. entered in to a one- year consulting agreement (with the option for annual renewals as agreed upon by both parties) with the owner of Pacific Rim. The consulting fee (to be paid quarterly) is a calculation based on 1% of adjusted gross profit with a minimum guaranteed payment of $1,250 per quarter.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Pacific Rim. Subject to BNHI's performances, the allocation of purchases price is subject to refinement.

                                                        March 1, 2004
                                                        -------------

         Aggregate purchase price                          $ 45,500
                                                           ========
         Current assets                                    $ 10,911
         Fixed assets                                        17,650
         Customer list                                       38,350
         Goodwill                                            44,695
                                                           --------
                            Total assets acquired           111,606
                                                           --------
         Current liabilities assumed                        (66,106)
                                                           --------
                            Net assets acquired            $ 45,500
                                                           ========

         Goodwill recognized is expected to be deducted over a 15 year period for tax purposes.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         The table below summarizes the pro forma information of the results of operations as though the business combination had been completed as of January 1, 2003:

                                              Twelve Months Ended
                                                  December 31,
                                         ---------------------------------
                                             2004                 2003
                                         -----------           -----------

         Sales                           $   223,502           $   200,654
         Cost of Goods                       130,587               115,372
                                         -----------           -----------

         Gross Profit                         92,915                85,252
         Operating Expenses                  395,639               312,058
                                         -----------           -----------

         Operating Loss                     (302,724)             (226,776)

         Other Income                         45,462                    --
                                         -----------           -----------

         Net Loss                        $ (257,262)          $   (226,776)
                                         ===========           ===========

         Net Loss per Share              $     (.12)           $      (.31)
                                         ===========           ===========

         Ayer Beverage Transaction - On March 15, 2004, our wholly owned subsidiary, Beverage Network of Massachusetts, Inc., a Florida Corporation ("BNMA") acquired substantially all of the assets and assumed certain liabilities of Ayer Beverages, Inc., a Massachusetts corporation ("Ayer Beverage"). This acquisition was consummated pursuant to an Asset Purchase agreement (the "Purchase Agreement") dated March 15, 2004, by and among BNMA (the "Acquirer") and Ayer Beverage. Under the terms of the purchase Agreement, the Acquirer purchased substantially all of the assets of Ayer Beverage and assumed certain of its liabilities for $100,000 cash, $100,000 in notes payable and 20,000 shares of XStream's restricted common stock which, based upon the contemporaneous private placement offering price of $2.40 per share had a value of $48,000 resulting in a total purchase price of $248,000. The terms of the non- interest bearing note payable are four quarterly payments of $25,000 each, not earlier than July 15, 2004. BNMA has also entered into an employment agreement with existing key management of Ayer Beverage. The employment agreement is for a period of thirty-six months, commencing March 15, 2004, at a base salary of $80,000 per year. The employee is also entitled to receive an issue of 750 common shares of XStream Beverage Network, Inc. ("XSBG") restricted stock upon completion of each of the first and second anniversary of the agreement and 1,500 shares upon completion of the third anniversary of the agreement. The agreement also stipulates for an employee bonus to be calculated on the quarterly gross profit (from 2% - 3%) based upon performance as mandated by management's profit targets.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Ayer Beverages subject to BNMA's performance, the allocation of purchases price is subject to refinement.

                                                      March 15, 2004
                                                      --------------

         Aggregate purchase price                        $248,000
                                                         ========

         Current assets                                  $ 39,041
         Fixed assets                                      44,450
         Customer list                                    147,773
         Goodwill                                         171,620
                                                         --------

                            Total assets acquired         402,884
                                                         --------
         Current liabilities assumed                     (154,884)
                                                         --------
                                   Net assets acquired   $248,000
                                                         ========

         Goodwill recognized is expected to be deducted over a 15 year period for tax purposes.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004


         The table below summarizes the pro forma information of the results of operations as though the business combinations had been completed as of January 1, 2003:

                                               Twelve Months Ended
                                                  December 31,
                                         ---------------------------------
                                            2004                  2003
                                         -----------           -----------
         Sales                           $ 1,637,847           $ 1,088,284
         Cost of Goods                     1,455,501               797,798
                                         -----------           -----------
         Gross Profit                        182,346               290,486
         Operating Expenses                  979,520               256,799
                                         -----------           -----------

         Operating Income,(Loss)            (797,174)               33,687

         Other Income,(Expense)                2,305                (4,526)
                                         -----------           -----------
         Net Income,(Loss)               $  (794,869)         $     29,161
                                         ===========           ===========

         Net Income,(Loss)per Share      $      (.36)          $       .04
                                         ===========           ===========

         Master Distributors Transaction - On July 9, 2004, the Company's wholly owned subsidiary, Beverage Network of Maryland, Inc., (a Florida Corporation) announced it has completed, effective July 1, 2004, the acquisition of substantially all of the assets and certain liabilities of Master Distributors Inc. (d/b/a Atlantic Beverage Company.), a Mid-Atlantic distributor of non-alcoholic beverages serving Washington, D.C., Virginia and Maryland. Atlantic Beverage Company, which operates under the corporate entity of Master Distributors, Inc., has a leased warehouse in Jessup, Maryland just outside of Baltimore. The consideration and terms of the acquisition were 96,154 shares of the Company's restricted common stock (valued at $2.40 for accounting purposes), $570,000 in cash, $554,648 in cash due within 60 days of the closing, a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum and a separate $250,000 payment to be made in 12 equal weekly installments commencing July 15, 2004 totaling $3,605,417. The holder of the convertible promissory note, at his discretion, may elect to receive XStream stock in lieu of a cash payment. The minimum conversion is $25,000 at a predetermined value of $5.20 per share. In addition, Xstream issued 21,250 common stock shares to various non-owner employees as an incentive to retain them. Beverage Network of Maryland, Inc, has also entered into an employment agreement with existing key management of Master Distributors, Inc. The initial term of the agreement is for a period of six months, commencing July 1, 2004, at a monthly salary of $18,750. The final term of the employment agreement, commencing December 31, 2004, for a period of eight months, provides for a per-diem rate of $1,000 for each day that XStream may request the services of the employee.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Master Distributors, Inc. Subject to BNMD's performance, the allocation of purchase price is subject to refinement.

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         The table below summarizes the pro forma information of the results of operations as though the business combinations had been completed as of January 1, 2003:

                                              Twelve Months Ended
                                                  December 31,
                                         ---------------------------------
                                            2004                  2003
                                         -----------           -----------
         Sales                           $ 8,223,130           $ 6,931,883
         Cost of Goods                     5,772,076             4,958,019
                                         -----------           -----------

         Gross Profit                      2,451,054             1,973,864
         Operating Expenses                2,767,818             1,200,140
                                         -----------           -----------
         Operating Income,(Loss)            (316,764)              773,724

         Other Income (Expense)               (2,797)             (122,653)
                                         -----------           -----------
         Net Income,(Loss)               $  (319,561)           $  651,071
                                         ===========           ===========

         Net Income,(Loss) per Share     $      (.14)           $      .88
                                         ===========           ===========

NOTE 4 - INVENTORY:
------------------

         Inventories are stated at the lower of cost or market determined in a "first-in, first-out" basis. The Inventory balance consisted of the following:

                                                       December 31, 2004
                                                       -----------------
         Resalable products                               $   760,484
         Proprietary brand raw materials                       64,938
                                                           ----------
         Total:                                            $  825,422
                                                           ==========

NOTE 5 - OTHER CURRENT ASSETS:
-----------------------------

         The Other Current Assets balance of $50,304, as of December 31, 2004 comprised primarily of prepaid expenses.

NOTE 6 - FIXED ASSETS:
----------------------

         Property and equipment, net of accumulated depreciation was $309,177 at December 31, 2004. Depreciation expense for the years ended December 31, 2004, and December 31, 2003 was $43,537 and $8,067, respectively.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         Property and equipment at December 31, 2004 is as follows:

                                                 December 31, 2004
                                                 -----------------

         Delivery Trucks                           $   110,198
         Warehouse Equipment                            35,433
         Coolers                                        72,777
         Office Equipment                               93,416
         Furniture & Fixtures                           14,945
         Leasehold Improvements                         34,385
                                                   ------------
                                                       361,154
         Less: Accumulated depreciation                 (51,977)
                                                   ------------
         Net                                       $    309,177
                                                   ============

NOTE 7 - TRADEMARKS:
-------------------

         Trademarks consist of the following:

                                                 December 31, 2004
                                                 -----------------
         Maui Juice                                 $   48,000
         Squeeze Soda                                  255,017
                                                    ----------
            Total:                                  $  303,017
                                                    ==========

         In March 2004 and January 2004, respectively, the Company acquired the trademarks Maui Juice Company and Squeeze. Management believes that these trademarks have indefinite life cycles based on the market life of the products. In accordance with SFAS No. 142, the Company has determined that the trademarks acquired for Maui Juice Company and Squeeze have indefinite lives, as supported by the Company's ability and intent to renew the trademarks as legally required and management's belief that these products have indefinite life cycles based on the market.

NOTE 8 - CUSTOMER LIST:
----------------------

         The table below summarizes the balance of customer lists as of December 31, 2004:

                                                        December 31, 2004
                                                        ------------------
         Beverage Network of Hawaii, Inc.                  $   38,350
         Beverage Network of Massachusetts, Inc.              147,773
         Beverage Network of Maryland, Inc.                 1,973,240
                                                           ----------
                                                            2,159,363

         Accumulated Amortization:                           (227,112)
                                                           ----------
                  Total:                                   $1,932,251
                                                           ==========

         As a result of the acquisitions of the assets of Ayer Beverages, Pacific Rim Natural Juice Company and Master Distributors, Inc., the Company recorded an identifiable tangible asset classified as customer lists. The customer lists are being amortized over a five-year period. Management does not believe that there have been any events or circumstances that have resulted in the need for a revision to the remaining period of amortization as defined in of SFAS No. 142. Customer Lists are being amortized over five years. Due to an annual review of impairment of customer lists for BNSF and BNCT, management decided to record a 100% write down (the entire, remaining unamortized balance) of the acquired customer lists as an impairment loss.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         The impairment loss (allocated to customer lists) for the year ended December 31, 2003 was $573,001; amortization expense (allocated to customer lists)for the twelve months ending December 31, 2004 and December 31, 2003 is $119,144 and $44,500, respectively. (See Note 3 - Acquisitions)

NOTE 9 - GOODWILL:
-----------------

         Acquired goodwill is considered to have an indefinite life pursuant to SFAS 142 and accordingly is not amortized but subject to periodic impairment tests. Acquired customer lists are considered to have a finite life pursuant to SFAS 142 to be amortized over the period the asset is expected to contribute to the future cash flows. Due to an annual review of impairment of acquired goodwill for BNSF and BNCT, management decided to record a 100% write down (the entire, remaining unamortized balance) of the acquired goodwill as of December 31, 2003. Management believes this more accurately reflects the current goodwill valuation. The impairment loss (allocated to goodwill) recorded for the year ended December 31, 2003 of BNSF and BNCT was $1,147,273.

         The table below summarizes the balance of goodwill as of December 31, 2004:

                                                     December 31, 2004
                                                     ------------------
         Beverage Network of Hawaii, Inc.              $    44,695
         Beverage Network of Massachusetts, Inc.           171,620
         Beverage Network of Maryland, Inc.              1,737,621
                                                       -----------
                  Total:                               $ 1,953,936
                                                       ===========

         Pursuant to SFAS No. 142, goodwill of a reporting unit is required to be tested for impairment on an annual basis and between annual tests in certain circumstances. Testing for impairment, beyond an annual basis, is required if there is a significant adverse change in the entity carrying the goodwill. The Company evaluates the carrying value of intangible assets as of the fiscal year end for all entities. Management believes that there has been no significant adverse change in the businesses of BNMA, BNHI or BNMD. Accordingly, management has deemed it not necessary to perform an impairment evaluation for the year ended December 31, 2004 since all entities have been operating for less than one year.

NOTE 10 - OTHER ASSETS:
----------------------

         The balance of other current assets in the amount of $34,396 as of December 31, 2004 was comprised of rental security deposits.

NOTE 11 - ACCRUED EXPENSE-SALARIES, ACCRUED EXPENSE-OTHER:
---------------------------------------------------------

         Accrued compensation pursuant to three employment agreements was $252,621 at December 31, 2002. On March 31, 2003, the Board, which consists of the three officers subject to such employment agreements, approved the officers' forgiveness of their compensation accrued through December 31, 2002. The Company recognized contributed capital of $252,621 in 2003 since this was a related party transaction.

         On June 1, 2003, the board accepted the resignations of the two prior officers. In exchange for cancellation of outstanding options and forgiveness of $106,250 of accrued salaries to date, the resigning officers received restricted stock totaling 1,050,000 shares and a one-year consulting agreement for $40,000 each. Based on the contemporaneous sale price of $0.50 per share, the Company recorded a settlement loss of $418,750 in 2003.

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004


         Accrued compensation, reflecting new hires and amounts forgiven totaled $423,146 in the total accrued expense balance of $508,775 at December 31, 2003. The accrued consulting expense due to the former officers based on one-year consulting agreements for $40,000 totaled $50,508 in the total accrued expense balance of $508,775 at December 31, 2003.

         Effective February 5, 2004, the company executed revised employment agreements for its Chairman, President, and Vice President stipulating an annual base compensation of $130,000 each. Accrued compensation reflecting officers, new hires, and acquisitions, for the period ending December 31, 2004 was as follows:

         Accrued Expense-Salaries: Officers/Directors      $  321,271
         Accrued Expense-Salaries: Other                      232,879
         Accrued Expense-Liquidated Damages                   124,200
         Accrued Expense-Other                                 19,100
                                                           -----------

                                Total Accrued Expenses:    $  697,450
                                                           ==========

         The company has accrued salaries of $321,271, in aggregate, due to the Chairman, President and Vice President. The remaining accrued salaries balance of $232,879 consists of $36,908 due to a former employee and $195,971 of current payroll paid in January, 2005.

NOTE 12 - DIVIDENDS PAYABLE:
---------------------------

         The Series B Preferred pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of its common stock or additional shares of its Series B Preferred (See note 19 (A)- Preferred Stock). The dividends payable as of December 31, 2004, were $54,910.

NOTE 13 - LOANS PAYABLE AND LOANS PAYABLE, RELATED PARTY:
--------------------------------------------------------

         XStream Beverage, Inc. ("XBI"), a principal stockholder of the company owned by XStream's chairman, periodically loans money to XStream. XStream's loans from XBI are undocumented, non-interest bearing, and due on demand. The balance due was $50,355 at December 31, 2004.

         In November of 2003, the Company obtained a $125,000 loan with a term of twelve months. The loan bears an annual interest rate of 10% to be accrued quarterly on the outstanding balance. The lender received 25,000 restricted shares of XSBG common stock as a loan fee in consideration of the note. The Company recognized a loan fee expense of $250,000 based on the contemporaneous share sale price of $10.00. In May 2004, a note payable of $125,000 was converted into 52,083 common shares valued at the then contemporaneous private placement offering price of $2.40 per share, resulting in no gain or loss.

         During 2003, XStream's principal broker also advanced money to the Company as non-interest bearing demand notes with no specified term. An agreement was made on December 30, 2003 to convert the remaining balance of $298,454 to equity. The conversion resulted in the company issuing 28,130 shares, which were issuable as of December 31, 2003.
         The shares were valued at their fair value based on contemporaneous sales resulting in no gain or loss on the transaction.

         In November of 2003, the Company entered into a non interest bearing arrangement with a six month term whereby a third party provided $109,000 of substituted collateral to secure a commercial line of credit for Beverage Network of Connecticut, Inc. in return for a consideration of 25,050 restricted shares of XStream Beverage Group, Inc. common stock. The Company computed a guarantee fee of $250,500 based on the $10.00 per share contemporaneous common stock sales price and is recognizing that fee over the six-month term with $83,500 charge to operations in 2003 included in loan and loan guarantee fees and $167,000 reflected in the deferred fees component of stockholders' equity at December 31, 2003.

         In January 2004, an agreement was made to convert a $15,000 third party, non-interest bearing demand note to equity with the common shares valued at the contemporaneous private placement offering price of $2.40 per share. The transaction resulted in the Company recognizing a gain on conversion of $3,000.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         In March 2004, a principal shareholder advanced $25,000 to the Company as a non-interest bearing demand note with no specified term.

         In October 2004 a shareholder advanced $137,000 to the Company as an interest bearing demand note at 6% per annum with no specified term. Loans payable at December 31, 2004 were as follows:

         Loans Payable:

         Bank Line of Credit 6% per annum(1)                     $   11,200
         Automotive equipment loan       (1)                            923
         March 2004, $22,692 Plus 8%interest per year,
          due June 2004 (loan in default) (1)                         21,807
         March 2004, non-interest bearing, due April, 2005 (1)        75,435
         July 2004, interest bearing demand note 6%
          per annum, (3)                                             418,702
                                                                 -----------
           Total Loans Payable - Other                               528,067

           Loans Payable, Related Party                              187,355
                                                                  ----------
           Total Loans Payable                                    $  715,422
                                                                  ==========

         (1) Resulted from the acquisition of Beverage Network of Massachusetts, Inc.("BNMA")
         (2) Resulted from the acquisition of Maui Juice trademark
         (3) Resulted from the acquisition of Beverage Network of Maryland, Inc. ("BNMD") (See details at Note 3 - Acquisitions).

NOTE 14 TERM LOAN PAYABLE
-------------------------

         Terms loan payable consists of bank term loan, 6% interest per annum, due November 17, 2007. The balance was paid with proceeds received from the Laurus Funds. (See Note 16- Long Term Notes Payable & Debt Discount)

NOTE 15 - CURRENT PORTION, LONG TERM DEBT
-----------------------------------------

         The current portion of long term debt as of December 31, 2004 was as follows (See note 16 below):

         July 2004, secured convertible Note 6% interest per annum    $ 387,203
         May 2004, secured convertible Note prime +2% interest
          per annum                                                     229,412
         March 2004, demand note 6% interest per annum, due
          April 2012                                                     36,331
                                                                      ----------
                                    Total:                            $ 652,946
                                                                      =========
NOTE 16 - LONG TERM NOTES PAYABLE & DEBT DISCOUNT:
--------------------------------------------------

         The following table reflects long-term notes at December 31, 2004:

         Interest bearing demand note 6% per annum, due
          April 2012 (Maui Trademark)                             $     182,430
         Secured 6% convertible note ("BNMD")                         1,941,839
         Senior secured convertible note ("Laurus")                   2,947,058
         Debt discount on senior secured convertible note            (1,351,709)
                                                                  -------------
                                                                      3,719,618

         Current portion of 6% interest bearing demand note             (36,331)
         Current portion of secured 6% convertible note                (387,203)
         Current portion of Senior Secured convertible note            (229,412)
                                                                  -------------
                                                                  $   3,066,672
                                                                  =============

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         On March 1, 2004, our wholly owned subsidiary, XStream Brands, Inc., a Florida Corporation, ("XStream Brands"), entered into an Assignment of Trademark with The Maui Juice Company. The purchase price for the assignment of the Mark was $255,017 in cash with $25,000 paid at the acquisition date and $230,017 to be paid under the terms of the agreement. (See Note 3-Acquisitions)

         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds"). The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate per annum of prime plus two percent and has a term of three years (May 14, 2007). The Note is convertible into shares of the Company's common stock, only upon effectiveness of a registration statement registering the underlying shares, at a fixed price of $4.60 per share for the first $50,000 with the remaining $2,950,000 convertible at a fixed price of $5.20 per share, a premium to the 22-day average closing share price as of May 14, 2004. The first conversion price was reduced to $1.50 per share as a result of the Series B financing transaction. (See Note 17 - Mezzanine Debt)

         In connection with the financing, Laurus Funds was also issued a Warrant (the "Warrant") to purchase up to 225,000 shares of the Company's common stock. The warrants are exercisable as follows: 75,000 shares at $6.40 per share; 75,000 shares at $7.80 per share and the balance at $9.00 per share. The Company recorded a debt discount of (i) $822,000 for the valuation of the 225,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 149%, zero dividends and expected term of three years);
         (ii) $597,251 for a beneficial conversion feature inherent in the note and (iii) $131,000 for debt issuance costs paid to affiliates of the lender, for a total discount of $1,550,251. The $822,000 and $131,000 are being amortized over the term of the note. Since the conversion is contingent on the effectiveness of the registration statement, which date cannot be determined, the Company will begin amortizing the $597,251 over the remaining term of the debt once the registration statement is declared effective. Amortization of the debt discounts through December 31, 2004 was $198,542.

         To secure the payment of all Obligations, XStream Beverage Network, Inc "XBNI" and its subsidiaries entered into a Master Security Agreement which assigns and grants to Laurus Funds a continuing security interest in all of the following property now owned or at any time upon execution of the agreement, acquired by XBNI or it's subsidiaries, or in which any Assignor now has or at any time in the future may acquire any right, title or interest (the "Collateral"): all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, tradestyles and any other intellectual property, in each case, in which any Assignor now has or may acquire any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions. In the event any Assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and has obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus Funds agrees to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

         The Secured Term Note Agreement stipulates the note to be repaid using cash payment along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulate that beginning on September 1, 2004, or the first Amortization Date, the company shall make monthly payments to Laurus Funds on each Repayment Date until the Maturity Date, each in the amount of $1,470.59 (the "Tranche A Monthly Principal Amount"), together with any accrued and unpaid interest to date on such portion of the first Fifty Thousand Dollars ($50,000) aggregate principal amount of the Note ("Tranche A") and each in the amount of $16,176.47 (the "Tranche B Monthly Principal Amount"), together with any accrued and unpaid interest to date on such portion of the next Two Million Nine Hundred Fifty Thousand Dollars ($2,950,000) aggregate principal amount of the Note ("Tranche B"). The conversion repayment states that each month by the fifth (5th) business day prior to each Amortization Date, the Laurus Funds shall deliver to the Company a written notice converting the Monthly Amount payable on the next Repayment Date in either cash or Common Stock, or a combination of both. If a Repayment Notice is not delivered by Laurus Funds on or before the applicable Notice Date for such Repayment Date, then the Company pays the Monthly Amount due in cash. Any portion of the Monthly Amount paid in cash shall be paid to Laurus Funds in an amount equal to 102% of the principal portion of the Monthly Amount due. If Laurus Funds converts all or a portion of the Monthly Amount in shares of Common Stock, the number of such shares to be issued by the Company will be the number determined by dividing the portion of the Monthly Amount to be paid in shares of Common Stock, by the applicable Fixed Conversion Price, as adjusted at $1.50.

         The allocation of proceeds was as follows: $131,000 was distributed for management, due diligence/documentation

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         fees and escrow agent fees, $102,292 to payoff a term loan and line of credit at a commercial lending institution; $50,000 paid to Master Distributors, Inc., as a deposit, and $266,708 to the company as operating capital. The balance of $2,450,000 was deposited by Laurus Funds on behalf of the Company into an account, which is in the sole dominion and control of Laurus Funds. The purpose of the account is to ensure funds are readily accessible for the cash-financing portion of acquisitions or for any other purpose that Laurus Funds deemed appropriate for use of such funds. The balance with accumulated interest at December 31, 2004 was $452,771. (See Note 1 - Restricted
         Cash)

         A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 2% of the note balance per month accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, and resubmitted on January 31, 2005. As per the stipulations of the agreement, there are $124,200 in accrued liquidated damages due as of December 31, 2004.

         On July 9, 2004, the company's wholly owned subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), (a Florida Corporation) announced it has completed, the acquisition of substantially all of the assets and certain liabilities of Master Distributors Inc. Pursuant to the terms of the agreement, the company issued a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum. The company executed an amended agreement to defer all payment of the note until April 15, 2005. The holder, at his discretion, may elect to receive XStream stock in lieu of a cash payment. The minimum conversion is $25,000 at a predetermined value of $5.20 per share. In January, 2005 the company issued 150,000 shares of restricted common stock to the principal owner of Master Distributors, Inc. as consideration for deferring all debt payments until April 14th 2005.

NOTE 17 - MEZZANINE DEBT
------------------------

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of its Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents (stipulating the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term), the transaction was classified as Mezzanine Financing and the balance of the $2,160,000 gross proceeds is reflected as of December 31, 2004 (See Note 19 (A) - Preferred Stock)

NOTE 18 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

         (A) FACILITY LEASES
         -------------------

         Effective December 1, 2003, XStream terminated its month-to-month lease at its corporate headquarters in Boca Raton and co-located with its subsidiary, BNSF. Effective June 1, 2003, BNSF entered into a 24-month lease for new distribution facilities. In November 2003, this lease was cancelled by the landlord and succeeded by another lease effective December 1, 2003 for a 12-month term ending November 30, 2004. The rent is $4,552 per month. Rent expense for the period ending December 31, 2004 for corporate headquarters and BNSF was $44,949 while rent expense in 2003 was $73,406 for the same period.

         Effective November 1, 2003, BNCT entered into a 60-month lease for new distribution facilities. The rent is $5,108 per month for the 13,622 square foot facility. Rent expense for the period ending December 31, 2004, was $64,934, compared to $36,356 as of December 31, 2003.

         BNHI assumed the current lease as part of acquiring the assets of Pacific Rim. The terms are month-to- month with rent of $1,038 per month. In March of 2004, BNHI entered into a month-to-month lease agreement for management facilities with monthly rent of $4,200. The space is being utilized as housing for marketing consultants and other individuals active in expanding the brand and current distribution territory. Rent expense charged to operations for the period ending December, 2004 was $41,240.

         BNMA assumed the lease from Ayer Beverage, Inc., consisting of a 4,300 square foot facility at a cost of $1,425 monthly. The current lease expires on June 30, 2005 with an annual renewal option. On June 1, 2004, BNMA entered into a second lease agreement for 13,500 sq. ft. of space located in Lawrence, MA.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         The terms are month-to-month at a cost of $5,000 per month; the lease was terminated in November, 2004. The rent charged to operations was $48,345 as of December 31, 2004.

         BNMD assumed the lease from Master Distributors, Inc., consisting of a 70,261 square foot facility at a cost of $24,053 monthly. The current lease expires on March 31, 2008. BNMD also subleases to four tenants, 12,250 sq. ft. of warehouse space along with parking spaces adjacent to the building. The total space subleased yields $14,950 per month which is offset against rent expense. The total rent charged to operations, post acquisition, was $57,910 as of December 31, 2004.

Minimum lease payments over the next five years are thereafter as follows:

                       Future Minimum     Sublease     Net Minimum
                       Lease Payments     Income       Lease Payments
                       --------------     --------     --------------

         2005             $  420,704      $(128,200)   $  292,504
         2006                378,909       (104,200)      274,709
         2007                389,164             --       389,164
         2008                146,961             --       146,961
         2009                     --             --            --
                          ----------      ---------    ----------
                          $1,335,738      $(232,400)   $1,103,338
                          ==========      =========    ==========

(B) EMPLOYMENT AGREEMENTS
-------------------------

         See Note 11 for details regarding accrued compensation.

NOTE 19 - STOCKHOLDER'S EQUITY AND RECAPITALIZATION:
---------------------------------------------------

         (A) PREFERRED STOCK
         -------------------

         The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value. The Board of Directors is authorized to issue two series of preferred stock and to fix the designation, powers, preferences, and rights of the shares of each series. In addition, the Company may pay dividends of common stock to preferred stockholders. In October 2001, the Board of Directors authorized Series A preferred stock, which is cumulative voting and convertible and does not have dividend rights. Each share of preferred stock is convertible to one share of common stock and each share of preferred stock is entitled to 5 votes on each matter submitted to a vote of the total capital stock of the Company. There were 200,000 preferred Series A shares outstanding at December 31, 2004.

         On August 2, 2004 XStream sold 43.2 shares of Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. XStream received gross proceeds of $2,160,000. The designations, rights, and preferences of the Series B Preferred provide that the Series B shares (i) have a liquidation preference of $50,000 per share; (ii) are convertible into shares of XStream common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The conversion price is subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event, Xstream issues or sells any additional shares of common stock or other securities, which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. Holders are restricted in their ability to convert the Series B Preferred into common stock if at the time of conversion the number of shares of common stock to be issued, together with all other shares of common stock owned by the holder, would result in the holder owning in excess of either 4.9% or 9.9% of the then issued and outstanding shares of Company's common stock, subject to a waiver by the holder of these limitations upon 61 days notice to the Company. Gross proceeds of $2,160,000 from the issuance of 43.2 shares of Series B Preferred, five year Series A detachable common stock purchase warrants to purchase 1,440,000 shares of the Company's common stock with an exercise price of $2.00 per share and five year Series B detachable common stock warrants to purchase 720,000 shares of the Company's common stock with an exercise price of $4.00 per share. The Series B Preferred, which has a liquidation preference of $50,000 per share, is convertible into shares of the Company's common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The estimated fair value of the warrants and the beneficial conversion feature, in accordance with EITF 00-27, is $2,160,000, which is allocated to additional paid in capital and recorded as a dividend over the term of the Series B Preferred, 42 months. As of December 31, 2004, the Company recorded $317,142 of the discount to dividend. The commission on this financing is 10% of the gross proceeds. The commission results in a reduction of additional paid in capital of $416,000.

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         In this event, the redemption price would be equal to 120% of the amount of the liquidation preference plus all accrued but unpaid dividends. Upon either occurrence, at the Company's discretion XStream can pay the redemption price in cash or shares of common stock based upon the then current conversion price.

         On the date which is 42 months from the date of issuance of the Series B Preferred (the "redemption date"), at the option of the holder XStream is required to redeem the outstanding shares of Series B Preferred into such number of shares of its common stock equal to the liquidation preference plus all accrued but unpaid dividends divided by the conversion price then in effect, or for cash at a price equal to the number of shares of common stock each holder would be entitled to receive at the conversion price then in effect multiplied by $1.85.

         So long as the Series B Preferred is outstanding, without the consent of the holders of at least 3/4 of the outstanding shares of Series B Preferred the Company cannot (i) amend the provisions of the Series B Preferred, (ii) repurchase, redeem or pay any dividends on its common stock or any other securities which rank junior to the Series B Preferred, (iii) amend the Articles of Incorporation or By-laws in a manner which would materially and adversely affect any right of the Series B Preferred, (iv) make any distribution with respect to any junior security, (v) voluntarily file for bankruptcy, liquidate its assets or make an assignment for the benefit of its creditors (vi) change the nature of its business, or, (ii) so long as at least $1,500,000 of the Series B Preferred is outstanding (which represents 30 shares), authorize or create any class of securities which ranks senior to our pari passu with the Series B Preferred.

         The Series B Preferred has no voting rights, it ranks senior to Xstream's common stock and to all other classes of its securities which do not specifically provide that they are senior to the Series B, but subordinate to all of the Company's indebtness, and it pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of common stock or additional shares of the Company's Series B Preferred. The dividends payable as of December 31, 2004, were $54,910. If Xstream chooses to pay the dividends in registered shares of The Company's common stock, the shares are valued at the then conversion price of the Series B Preferred and if Xstream chooses to pay the dividends in shares of Series B Preferred, those shares are valued at the liquidation preference of the stock.

         (B) COMMON STOCK
         ----------------

         In February 2002, the Company issued 213,375 of its common shares to its founder and principal Stockholder, XStream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance was considered in substance, a compensation expense to be recognized during the service period pursuant to a verbal consulting agreement, which was effective April 1, 2002. Accordingly, the value of $10,668,750 had been recorded as a deferred compensation expense at March 31, 2002. In July 2002, effective April 1, 2002 the Company rescinded the consulting agreement and received a subscription for the 213,375 common shares, paid for in the form of a promissory note at the contemporaneous offering price of $10.00 per share resulting in a subscription promissory note receivable of $2,133,750. Under Delaware law, the promissory note is considered valid consideration for the issuance of capital stock. The note bears interest at 8% per annum and is due August 13, 2003. Due to the rescission of the consulting a agreement, the $10,668,750 deferred compensation and related $10,664,483 additional paid-in capital were reversed. Interest income for 2004 and 2003 was $14,030 and $170,700, respectively and accrued interest receivable is $299,042 and is deducted from equity as a subscription receivable at December 31, 2003. In January 2004, the Company forgave the subscription receivable promissory note for its parent and related accrued interest in exchange for the return of the 213,375 subscribed shares which were returned to treasury and cancelled.

         In January 2003, the Company issued 2,500 shares of restricted stock in consideration for consulting services rendered resulting in a consulting expense of $50,000 in January 2003 based on the contemporaneous offering price of $20.00 per share.

         In January 2003, the Company issued 7,000 shares as final settlement of a service agreement, 2,250 of which were reflected as issuable at December 31, 2002. The settlement loss was recognized at $95,000 based on the contemporaneous offering price of $20.00 per share.

         On January 15, 2003, the Company issued 17,500 shares pursuant to a twelve-month consulting agreement. The 17,500 shares were vested at the grant date resulting in a value of $350,000 based on the trading price on the grant date to be recognized over the twelve-month service period. During the twelve months ended

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         December 31, 2003, $274,250 was recognized as consulting expense $75,750 as deferred. The deferred balance of $75,750 was recognized as consulting expense as of March 31, 2004.

         In March 2003, the Company issued 5,250 shares for legal services rendered and sold 750 shares to the legal services provider. The shares were vested at the grant date resulting in a value of $60,000 based on the contemporaneous offering price of $10.00 per share. The Company received proceeds in the amount of $7,500 and recognized a legal expense of $52,500.

         The Company issued 10,000 common shares under an exercise provision relating to 10,000 options exercisable at $0.01, from options allegedly granted to a consultant. The validity of these options was in dispute and thus the Company treated the stock issuance as a settlement. The Company received proceeds in the amount of $2,000 and recognized a settlement loss of $98,000 based on the contemporaneous offering price of $10.00 per share.

         In March 2003, the Company issued 10,000 common shares for consulting services rendered, resulting in a consulting expense of $200,000 based on the contemporaneous offering price of $20.00 per share.

         The Company issued to officers 10,000 common shares under a cashless exercise provision relating to 977,778 options exercisable at $35.00 per share. The trading bid price was $44.00 on the exercise date of February 28, 2003. The exercise was recorded as a credit to common stock of $200.00 and a charge to additional paid in capital of $200.00 with no net effect on operations.

         On April 7, 2003, XStream issued 83,750 common shares for the acquisition of Universal Florida Beverage Distributors. The shares were valued at the contemporaneous offering price of $10.00 per share, which resulted in the acquisition price of $837,500.

         On April 25, 2003, XStream issued 40,000 common shares for the acquisition of Finish Line. The shares were valued at the contemporaneous offering price of $10.00 per share, which resulted in the acquisition price of $400,000.

         In April 2003, XStream issued 15,750 common shares for a convertible debenture and accrued interest of $70,000 and $2,450, respectively. The issued shares were valued at the contemporaneous private placement offering of $10.00 per share resulting in a fair value of $157,500. The Company recognized a settlement loss of $85,050.

         In June 2003, XStream issued 52,500 common shares to two former officers; a settlement loss of $418,750 was recognized.

         In June 2003, the Company issued 1,000 common shares from the $20.00 private placement and 3,000 common shares from the $10.00 private placement for a total $50,000.

         On June 5, 2003, XStream issued 9,000 common shares for legal services rendered. The issued shares were valued at the contemporaneous private placement offering of $10.00 per share resulting in a fair value of $90,000 on the date of grant that was recognized immediately for past services rendered.

         In June 2003, XStream issued 3,250 common shares for consulting services. The issued shares were valued at the contemporaneous private placement offering of $10.00 per share resulting in a fair value of $32,500 that was recognized immediately since the shares were immediately vested and the term of the agreement was not defined.

         In June 2003, XStream issued 3,750 common shares for services to be rendered to two former employees of Universal Florida Beverage Distributors. These shares are being held in escrow by Xstream pending one year vesting requirements. The shares were valued at $10.00 per share and recorded as unearned compensation of $37,500 to be recognized over the one year vesting period.

         In April, May and June 2003, XStream sold 15,590 common shares under the $10.00 per share Private Placement Memorandum for proceeds of $155,900.

         In July 2003, XStream issued 5,000 common shares for consulting and investor relation services. The issued shares were valued at the contemporaneous private placement offering of $10.00 per share resulting in a fair value of $50,000 that was recognized immediately since the shares were fully vested at the start of the agreement.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         The Company also issued 52,500 contingent shares to an investment banker. The Company charged a $475,000 consulting expense to operations for past services rendered.

         In July 2003, XStream issued 10,150 common shares to all of its employees as a bonus for services rendered. The issued shares were valued at the contemporaneous private placement offering of $10.00 per share resulting in a fair value of $101,500, which was recognized immediately since the shares were fully vested at issuance.

         In July 2003, XStream issued 750 common shares to two former consultants as compensation for past services. The issued shares were valued at the contemporaneous private placement offering of $10.00 per share resulting in a fair value of $7,500, which was recognized immediately since the shares were fully vested at issuance.

         In August 2003, XStream issued 10,000 common shares to two former employees as compensation for past services. The issued shares were valued at the contemporaneous private placement offering of $10.00 per share resulting in a fair value of $100,000, which was recognized immediately since the shares were fully vested at issuance.

         During the quarter ending September 30, 2003, the Company issued 1,000 common shares under prior PPM's for $10,000.

         In August 2003, the Company issued 550 shares along with a $12,000 one year note to acquire the customer lists of American Natural Water Distributors. The shares were valued at $10.00 per shares and the resulting $5,500 was recorded as customer list.

         In October 2003, the Company issued 7,500 shares as a loan fee with a fair value of $75,000 based on the contemporaneous offering price of $10.00 per share to the Chairman of its board of directors in consideration of a $75,000 due on demand loan. Accordingly, the $75,000 was recognized immediately as a loan fee.

         The Company also issued 4,039 common shares as part of a consulting agreement, resulted in a consulting expense of $40,390.

         In November 2003, the Company issued 12,500 shares as a loan fee in consideration of a non-interest bearing demand note from a consultant. The value of $125,000 based on the contemporaneous offering price of $10.00 per share was recognized immediately as a loan fee.

         In November 2003, the Company issued 25,000 shares as a loan fee in consideration of a one-year note. The value of $250,000 based on the contemporaneous offering price of $10.00 per share is recognized over the one year term with $42,000 expensed as of December 31, 2003. On May 31, 2004, the principal balance of note $125,000 was converted into 52,083 common shares based on the then contemporaneous offering price of $2.40. The remaining deferred component of $208,000 was recognized as an expense as of December 31, 2004.

         Xstream also issued 39,350 shares to employees as a bonus for services performed to date, and 250 shares as part of a termination agreement (see Note 1 (H)). The issued shares were valued at the contemporaneous private placement offering of $10.00 per share resulting in a fair value of $396,500, which was recognized immediately as compensation expense since the shares were fully vested at issuance.

         In November of 2003, the Company issued 25,050 shares of common stock in consideration of $109,000 of substituted collateral to secure a commercial line of credit for Beverage Network of Connecticut (BNCT). A guarantee fee computed as $250,500 based on the then contemporaneous private placement offering of $10.00 per share is recognized over the 6-month term with $83,500 charged to loan and loan guarantee fees in 2003 and $167,000 deferred as a component of equity at December 31, 2003. On May 18, 2004, the Company paid the balance due on the line of credit from proceeds in the Laurus transaction, thereby releasing the substituted collateral. (See Note 16 - Long Term Notes Payable & Debt Discount) The Company recognized an expense of $167,000 as of December 31, 2004.

         During the quarter ended December 31, 2003 the Company issued stock for the following services: 2,500 to a consultant for past services, valued at $25,000 based on the private placement offering price of $10.00 per

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         share. 37,500 shares were issued to an investment banker for past services, which were shares valued at $2.40 per share, (based on Private Placement Memorandum dated November 13, 2003) with the $90,000 fee recognized immediately.

         In December 2003, the Company issued 15,000 shares to a consultant for services under a 9-month contract. The resulting expense of $36,000 based on the then contemporaneous offering price of $2.40 per shares will be recognized over the 9 month term beginning in 2004.

         XStream's principal broker agreed to convert the balance of its non-interest bearing demand notes totaling $298,454 to equity. The conversion resulted in the Company issuing 28,130 shares, which were issuable as of December 31, 2003. There was no gain or loss on this transaction.

         The current Private Placement memorandum effective November 13, 2003, offers 250,000 shares of common stock at $2.40 per share. In December 2003, the Company received gross proceeds of $88,000 with issuable shares totaling 36,667.

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

         In January 2004, XStream Brands, Inc. entered into an Assignment of Trademark with Squeeze Beverage, Inc., for the assignment of all of its rights and interests in the Mark of "SQUEEZE" for carbonated flavored soft drinks and seltzer water, including all variations thereof such as spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. The Company issued 20,000 restricted common shares valued based upon the then contemporaneous private placement offering price of $2.40 per share resulting in a valuation of $48,000. (See Note 3 - Acquisitions)

         The Company also issued 3,750 common shares to a consultant valued at the then contemporaneous private placement offering price of $2.40 per share. The services provided are for a period of six months, (January 1
         - June 30, 2004), with the entire $9,000 expensed as of June 30, 2004.

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

         In March 2004, Beverage Network of Hawaii, Inc. ("BNHI"), acquired all the assets and certain liabilities of a Hawaii beverage Company for 12,500 shares of the Company's restricted common stock. The shares were valued

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         at the then $2.40 contemporaneous private placement offering price resulting in a value of $30,000. (See Note 3 - Acquisitions)

         In March 2004, Beverage Network of Massachusetts, Inc. ("BNMA"), acquired substantially all the assets and certain liabilities of a Massachusetts beverage company for cash and 20,000 shares of the Company's restricted common stock valued at $48,000 based on the then contemporaneous private placement offering price of $2.40 per share. (See Note 3 - Acquisitions)

         As agreed in January 2004, the Company issued 16,268 common shares to two former officers in exchange for $57,418 of liabilities due to them. The shares were valued at the best-estimated fair value at that time which was the quoted trading price of $5.00 on the agreement date or a total $81,339 resulting in a loss on settlement of $23,921.

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

         In April of 2004, the Company issued 32,500 shares of restricted common stock to employees for past services. The stock was valued at the then contemporaneous private placement offering price of $2.40 per share with the Company recognizing a compensation expense of $78,000.

         A six-month consulting agreement was executed on April 13, 2004. The agreement stipulated that the individual would be issued 5,000 shares of restricted common stock. The Company issued the shares recognizing an expense of $5,000 and a deferred expense of $7,000 as of June 30, 2004. The remaining deferred balance was expensed as of December 31, 2004

         On April 8, 2004, the Company executed a contract with a member of its advisory board. The term of the contract will continue until either the Advisor or the Company terminates the agreement or the Advisor's participation in the advisory board by sending written notice to the other party. The Company issued 2,500 restricted shares per the stipulations of the contract and recognized an expense of $6,000 based on the then contemporaneous offering price of $2.40 per share.

         The Company also issued 2,500 shares to a second member of its strategic advisory board for the execution of a consulting agreement. The term of the contract will continue until either the Advisor or the Company terminates the agreement or the Advisor's participation in the advisory board by sending written notice to the other party. The Company recognized an expense of $6,000 based on the then contemporaneous private placement offering price of $2.40 per share.

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

         On July 9, Beverage Network of Maryland, Inc. ("BNMD"), executed an asset purchase agreement with Master Distributors, Inc. (See Note 3 - Acquisitions). A stipulation of the agreement was to issue shares of XBNI restricted common stock to current employees of Master Distributors, Inc. in consideration of services rendered as well as being an incentive to remain in their current positions to ensure a seamless transition for all parties involved. The Company issued 21,250 shares of stock on June 8, 2004 with the contingency that the certificates were to be held by an escrow agent until after the six month anniversary date of the closing of the asset purchase agreement. As of July 1, 2004, these shares were reclassed as deferred expenses with the Company recognizing an expense of $25,500 for the quarters ending September 30 and December 31, 2004, respectively. The Company also issued 96,154 shares to the principal owner of Master Distributors, Inc. in advance of the purchase agreement and upcoming closing of the transaction. The shares, totaling 117,404, were valued at the then contemporaneous offering price of $2.40 with the Company recording a prepaid acquisition cost of $281,769 as of June 30, 2004.

         In April, May and June 2004, the company issued 69,861 shares, previously recorded as issuable as of March 31, 2004.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

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

         In July, August and September 2004, the Company issued 67,500 shares, previously recorded as issuable, as of June 30, 2004.

         During the third quarter, 2004, the Company issued 48,300 shares of restricted common stock in consideration Of subscriptions for the then contemporaneous private placement memorandum at an offering price of $2.40 per share for gross proceeds of $115,920 and received an additional $24,000 pursuant to subscriptions for which 10,000 shares were recorded as issuable. Offering costs were $23,790.

         In July 2004, the Company entered into a ninety day contract with a firm to provide investor relations services. The contract stipulated that the consultants were to be issued 15,000 shares of restricted common stock; the stock was also valued at the current offering price of $2.40 and an expense of $36,000 was recognized as of September 30, 2004.

         A six-month consulting agreement was executed on July 1, 2004; the agreement stipulated that the individual would be issued 2,500 shares of restricted common stock. The Company issued the shares recognizing an expense of $6,000 as of December 31, 2004.

         In August 2004, the Company issued 7,500 shares to an employee pursuant to the stipulations of the employee agreement which has a term of six month. The shares were valued at the private placement offering price of $2.40; an expense of $18,000 was recognized for the period ending December 31, 2004.

         During the same period, the Company issued 17,500 and 29,598 shares of restricted common stock to employees for past services. The stock was valued at the contemporaneous private placement offering price of $2.40 per share with the Company recognizing a compensation expense of $113,035.

         The Company also issued 4,167 restricted shares on behalf of its subsidiary, Beverage Network of Hawaii, Inc., as a settlement for a note and for past services rendered. The shares were valued at $2.40 which resulted in a settlement gain of $39,999.

         In September 2004, 3,600 shares were issued to a consultant according to the terms of an agreement. The shares were also valued at the contemporaneous offering price of $2.40 and the Company recognized an expense of $8,640 for the period ending December 31, 2004.

         The Company also issued 2,500 shares to a member of its strategic advisory board for the execution of a consulting agreement. The term of the contract will continue until either the Advisor or the Company terminates the agreement or the Advisor's participation in the advisory board by sending written notice to the other party. The Company recognized an expense of $6,000 for this period, based on the contemporaneous private placement offering price of $2.40 per share.

         The Company issued 43,750 shares of restricted common shares to an investment banking firm as pursuant to the agreements related to the August 2, 2004 Preferred Series B stock sale (See Preferred Stock above) According to the terms of the agreement, the investment banker was entitled to these shares for acting as the placement agent in the transaction. The shares were valued at the contemporaneous common stock offering price of $2.40; the Company recognized offering costs of $105,000 as of December 31, 2004.

         In September 2004, the Company issued 20,000 restricted shares according to the terms of an agreement entered into with a firm for investor relations. The agreement is to remain in effect until cancelled by either party. Upon valuing the shares at $2.40, the Company recognized an expense of $48,000 for the period ending December 31, 2004.

         On October, 2004, the Company issued 12,500 shares of restricted common stock to a consultant for current services pursuant to the terms of the contract. The shares were valued at $1.80 which was the closing price of the stock on the grant date. An expense of $22,500 was recognized for the period ending December 31, 2004.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         The Company also issued 3,445 shares to an individual for accounting services provided to the Company. The shares were valued at $1.70, the fair market value on the date of issuance, resulting in an expense of $5,856.50.

         In November, 2004, the Company issued 19,824 restricted common shares for legal services. The shares were valued at $1.32 based on the closing price on the grant date. An expense of $26,167.68 was recognized for the period ending December 31, 2004.

         The Company also issued 2,500 shares to a second member of its strategic advisory board for the execution of a consulting agreement. The term of the contract will continue until either the Advisor or the Company terminates the agreement or the Advisor's participation in the advisory board by sending written notice to the other party. The Company recognized an expense of $3,300 based on the closing price of the stock on the date it was granted.

         There were 8,000 shares of restricted common stock issued to a firm for investor relations. The issuance was for the current period so an expense of $10,560 was recognized as of December 31, 2004, based on the closing price of the stock on the grant date.

         The company entered into a one year consulting agreement with a former key member of management of Beverage Network of Maryland, Inc. ("BNMD"). The agreement stipulated that the individual was to receive 240,000 shares of restricted common stock for the term of the agreement. The closing price of the stock on the grant date was $1.75; the term of the agreement is for calendar year, 2005; therefore, the entire value of the transaction, $420,000, was considered deferred as of December 31, 2004. Of the 240,000 shares stipulated in the agreement, 90,000 were issued and the remaining balance of 150,000 shares were issuable as of December 31, 2004.

         During the period of October 1, 2004 through December 31, 2004, the Company issued 5,000 shares of common stock, previously recorded as issuable as of September 30, 2004

         (C) STOCK OPTIONS AND WARRANTS
         ------------------------------

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

         Effective February 1, 2002, the Company granted options to purchase 475,000 shares of common stock to three officers at an exercise price of $35.00 per share under their employment agreements. These options were cancelled in conjunction with the termination of the employees' employment agreements in 2003.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         In March, 2004, the Company signed an agreement with a company to act as placement agent to arrange the sale of debt, equity or equity-linked securities on behalf of the company. In accordance with the terms of the agreement, the Company granted the placement agent a retainer consisting 37,500 warrants exercisable at $0.20 for five years, 37,500 warrants exercisable at $1.50 for five years, 37,500 warrants exercisable at $3.00 for five years. The warrants were valued at an aggregate $556,009 or $6.57, $6.51, $6.51 per option, respectively, recognized over the one year term of the agreement. This resulted in a consulting expense of $417,007 with a remaining deferred component of 139,002 as of December 31, 2004. The fair market value of the stock warrants granted to the consultant was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 1.58%, volatility 191% and expected term of five years.

         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds") (See note 14-Notes Payable-Long Term & Debt Discount, Secured Convertible Note) The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate of prime plus two percent and has a term of three years (May 14, 2007). The Company then issued 426,250 options to the placement agent mentioned above, as they were directly engaged in securing the Laurus transaction. The warrants are exercisable at $1.50 for five years; the Company valued the transaction at $1,879,809 as deferred loan fees and is being recognized over the 36 month term of the Laurus funding. The Company recorded a loan fee expense of $391,627 as of December 31, 2004, with a remaining deferred component of $1,488,182 to be amortized through May, 2007. The transaction was valued using the Black-Scholes Model with the following assumptions expected dividend yield of 0% risk-free interest rate of 2.53%, volatility 124% and expected term of 5 years.

         In July, 2004, the Company issued Laurus warrants to purchase 22,500 of common stock with an exercise price Of $5.20 and a term of 10 years, for release of restricted cash in connection with the Master Distributors, Inc. acquisition.(See note 3-Acquisitions) The Company recognized interest expense in the amount of $78,217. The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.64%, volatility 96% and expected term of 10 years.

         On July 20, 2004, the Company issued Laurus warrants to purchase 125,000 shares of the Company's common stock with an exercise price of $3.00 per share and a term of 10 years. The warrants were issued as compensation to Laurus for the release of $250,000 of the restricted cash. The Company recognized interest expense from this issuance of $492,980 during the twelve months ending December 31, 2004. The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.64%, volatility 96% and expected term of 10 years.

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of our Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents (stipulating the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term), the transaction was classified as Mezzanine Financing and the balance of the $2,160,000 gross proceeds is reflected as of December 31, 2004 (See Note 17 - Preferred Stock) The company compensated a placement agent engaged in the transaction with warrants to purchase consisting of 160,941 warrants exercisable at $1.50 for five years, 118,588 warrants exercisable at $2.00 for five years, 144,000 warrants exercisable at $4.00 for five years. The warrants were valued at an aggregate $1,359,712 or $3.25, $3.23, $3.15 per option, respectively, to be amortized over the term of the conversion period of 42 months. The company recognized $161,870 as dividends related to this transaction as of December 31, 2004, with a remaining deferred component of $1,197,842. The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk- free interest rate of 2.51%, volatility 161% and expected term of five years.

         On November 11, 2004, the Company issued Laurus warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $2.00 per share and a term of 10 years. The warrants were issued as compensation to Laurus for the release of $100,000 of the restricted cash. The Company recognized interest

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         expense from this issuance of $120,732, or $1.21 per share, during the twelve months ending December 31, 2004. The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.85%, volatility 111% and expected term of 10 years.

         On December 14, 2004, the Company issued Laurus warrants to purchase 369,000 shares of the Company's common stock with an exercise price of $2.00 per share and a term of 10 years. The warrants were issued as compensation to Laurus for the release of $369,000 of the restricted cash. The Company recognized interest expense from this issuance of $600,183, or $1.63 per share, during the twelve months ending December 31, 2004. The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.01%, volatility 111% and expected term of 10 years.

         In December, 2004, the Company entered into a one year agreement for consulting services. The agreement stipulated that a warrant to purchase 50,000 shares of common stock be issued. The warrants are exercisable as follows: $2.00 per share and the Company recorded a deferred consulting expense of $69,192, or $1.38 per share for the valuation of the 50,000 warrants. (computed using a Black-Scholes model with an interest rate of 3.01%, volatility of 96%, zero dividends and expected term of five years)

         A summary of the options and warrants issued as of December 31, 2004 and 2003 and changes during the years is presented below:

                                                       2004                        2003
                                             ----------------------------------------------------
                                                            Weighted                      Weighted
                                              Number of      Average      Number of        Average
                                             Options and    Exercise     Options and       Exercise
                                               Warrants      Price         Warrants         Price
                                              ---------     -------        ---------      ---------

         Stock Options
         Balance at beginning of year            17,125     $  4.54         502,125       $   21.80
         Granted                              4,013,779     $  2.72         100,000       $   28.00
         Exercised                                  -0-     $   -0-         (48,889)      $   35.00
         Forfeited                                  -0-     $   -0-        (536,111)      $   34.80
                                              ---------     -------        ---------     ----------
         Balance at end of year               4,030,904     $  3.02          17,125       $   74.60
                                              =========     =======        =========      =========
         Options exercisable end of year      4,030,904     $  3.02          17,125       $   74.60
                                              ---------     -------        ---------      ---------
          Weighted average fair value of
           options granted during the year                  $  2.72                       $   19.20
                                                            =======                       =========

         The following table summarizes information about stock options and warrants outstanding at December 31, 2004:

                   Options Outstanding                                              Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                         Weighted         Weighted                       Weighted
            Range of                 Number               Average          Average          Number        Average
            Exercise              Outstanding at         Remaining        Exercise      Exercisable at   Exercise
             Price               December 31, 2004      Contractual        Price      December 31, 2004    Price
        --------------           -----------------      -----------       --------    -----------------  ---------

       $   6.40 - 100.00               242,125          9.79 Years        $  12.46          242,125      $  12.46
       $   3.00 -   6.39             1,049,000          5.79 Years        $   4.59        1,049,000      $   4.59
       $   1.50 -   2.99             2,702,279          5.89 Years        $   1.88        2,702,279      $   1.88
                    0.20                37,500          5.07 Years        $   0.20           37,500      $   0.20
                                     ---------                            --------        ---------      --------
                                     4,030,904                            $   3.02        4,030,904      $   3.02
                                     =========                            ========        =========      ========

NOTE 20 INCOME TAXES
--------------------

         For Federal income tax purposes, the Company has net operating loss carryforwards of approximately $8,400,000, which expire at various times through 2024. Annual utilization of the net operating loss carryforwards may be limited due to ownership changes as defined under section 382 of the Internal Revenue Code.

         The Company's tax expense differs from the "expected" tax (benefit) for the years ended December 31, 2004 and 2003, computed by applying the statutory Federal tax rate of 35% to loss before taxes, as follows:

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004


                                                 2004              2003
                                            --------------     -------------

         Computed "expected" tax (benefit)  $  (3,235,000)     $  (2,188,446)
         State tax (benefit), net of
          Federal tax effect                     (462,000)                --
         Meals                                         --              4,002
         Stock issued for services              1,282,000            968,778
         Contributed services                          --             85,891
         Amortization of goodwill                 (27,000)                --
         Restatement of valuation allowance     2,442,000          1,129,775
                                            --------------     --------------
                                            $          --      $          --
                                            ==============     ==============

         The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

         Deferred tax assets:
         Net operating loss carryforward            $  3,382,000
         Impairment of goodwill                          592,000
         Accrued expenses                                129,000
         Other                                           127,000
                                                    -------------
         Total gross deferred tax assets               4,230,000
         Less valuation allowance                     (4,230,000)
                                                    -------------
         Net deferred tax assets                    $         --
                                                    =============

NOTE 21 - SUBSEQUENT EVENTS:

         In January, 2005, the Company issued 150,000 shares of restricted common stock to the principal owner of Master Distributors, Inc. (See note 3-Acquisitions) as consideration for deferring all debt payments until April 14th 2005.

         We also issued 150,000 common shares to a consultant pursuant to the terms of a one-year agreement. The Company also granted warrants, with a term of five years, to purchase 200,000 shares of common stock. 100,000 warrants exercisable at $4.00 and the remaining 100,000 exercisable at $5.00.

         The Company issued 200,000 common shares to a consultant pursuant to the terms of a one-year agreement. The Company also granted warrants, with a term of five years, to purchase 300,000 shares of common stock. 100,000 warrants exercisable at $2.00; 100,000 warrants exercisable at $2.50 and the remaining 100,000 exercisable at $3.00.

         There were 10,000 shares of restricted common stock issued to a consultant pursuant to the terms of a six-month agreement.

         There were 165,000 warrants issued to the Laurus Fund for the restricted cash proceeds. These are ten year warrants exercisable at $2.00.

         In February, the company issued 300,000 warrants in consideration of a short term note. These are five year warrants exercisable at $1.50.

         40,000 warrants issued to a consultant pursuant to the terms of a six month contract. These are five year warrants exercisable at $1.50.