Form 10KSB/A
period 2004-12-31
XSTREAM BEVERAGE NETWORK, INC.
filed 2005-05-09
CIK 853833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

         Transitional Small Business Disclosure Form (check one):
Yes [ ] No [X]

This Annual Report on Form 10-KSB/A of Xstream Beverage Network, Inc. for the fiscal year ended December 31, 2004 is being filed for the purpose of revising certain accounting treatment related to recognition of interest income. This report on Form 10KSB/A supercedes in its entirety the previously filed Annual Report for fiscal 2004.

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

         For the fiscal years ended December 31, 2004 and 2003, we had sales of $8,583,622 and $2,028,265, respectively, and net losses available to common stockholders of $10,089,728 and $6,436,607 respectively. In addition, at December 31, 2004, we had an accumulated deficit of $26,958,397. While approximately 41% and 52% of net losses for the years ended December 31, 2004 and 2003 are non-cash, stock-based expenses, the report of our independent registered public accounting firm on our financial statements for the fiscal years ended December 31, 2004 and 2003 contained a qualification expressing substantial doubt as to our ability to continue as a going concern. Our operating results for future periods will include significant expenses, including product development expenses, sales and marketing costs, programming and administrative expenses, and will be subject to numerous uncertainties as described elsewhere in this annual report. As a result, we are unable to predict whether we will achieve profitability in the future. Our failure to achieve profitable operations in future periods will adversely effect our available working capital which would in turn limit our ability to grow our company and increase revenues. In this event, you could lose all of your investment in our company.

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

         Total operating expenses increased approximately 39% to $9,731,044 for fiscal 2004 as compared to $7,018,898 for fiscal 2003. This increase, which is attributable to the growth of our company during fiscal 2004, primarily includes:

         * an increase of $941,851, or approximately 638%, in marketing and selling expense. Marketing expense includes marketing and promotion of Yohimbe Energy Drink, the development costs of new project work such as Chinese Rocket Fuel and Maui Juice Company brand shelf stable products. The increase in direct selling expenses is primarily attributable to sales force allowances for the use of their automobiles. We expect our direct selling expenses to increase in fiscal 2005 as a result of the full year effect of certain acquisitions made during fiscal 2004,

         * an increase of $666,894, or approximately 631%, in warehouse and delivery, which includes truck leasing in New England and Maryland and truck repairs in New England. This increase is primarily attributable to the addition of our Beverage Network of Maryland operation in July 2004. We also expect our warehouse and delivery expenses to increase in fiscal 2005 as a result of the full year effect of certain acquisitions made during fiscal 2004,

         * an increase of $2,659,480, or approximately 164%, in compensation expense. This increase is primarily attributable to full year compensation expense for our Connecticut operation following that acquisition in May 2003, compensation expense related to our Massachusetts, Hawaiian and Maryland operations following those acquisitions in March and July 2004, and - non-cash compensation of $1,350,000 attributable to the one time issuance in February 2004 of 500,000 shares of our common stock to Messrs. Farnsworth, Pearring and Willson,

         * an increase of $147,621, or approximately 134%, in rent expense which is attributable to the addition of physical locations as a result of our various acquisitions during fiscal 2004 We anticipate that rent expense will remain relatively constant during the balance of fiscal 2005, subject to increase if we acquire additional companies,

         * a decrease of $900,330, or approximately 45%, in consulting fees which is attributable to the termination of third party services associated with the company in its developmental stages and the internal expansion of personnel,

         * an increase of $131,762, or approximately 49%, in professional fees which is primarily attributable to legal and accounting fees incurred for acquisitions closed during fiscal 2004, as well as legal and accounting fees related to various financing transactions we have undertaken and the filing of a registration statement with the Securities and Exchange Commission to register the shares of our common stock underling the securities sold in those financing transactions. We anticipate that professional fees will remain at these levels during the balance of fiscal 2005,

         * an increase of $456,127, or approximately 140%, in loan and loan guarantee fees. This increase is primarily attributable to the one-time guarantee fee related to our acquisition of Beverage Network of Connecticut and our issuance of shares of our common stock as substitution of collateral for a commercial line of credit,

         * an increase of $52,222, or approximately 133%, in bad debt expense, which is directly related to our acquisition of additional business during fiscal 2004,

         * a decrease of $1,720,274, or 100%, in impairment loss which represents one-time impairment of goodwill related to our Florida and Connecticut operations,

         * an increase of $276,793, or approximately 40%, in other general and administrative expenses is primarily attributable to a one-time, non-recurring consulting fee of approximately $367,000.

         Our loss from operations for fiscal 2004 increased $1,056,756, or approximately 16%, for fiscal 2004 as compared to fiscal 2003. Our loss from operations as a percentage of sales was 87% for fiscal 2004 as compared to 318% for fiscal 2003.

         Total other income/(expense) increased approximately 16,872% to $(2,050,219) for fiscal 2004 as compared to $12,224 for fiscal 2003. This increase is primarily a result of $1,768,020 of interest expense related to the $3,000,000 principal amount secured convertible note we issued in May 2004 to Laurus Master Fund, Ltd. as well as the Series B Convertible Preferred Stock we sold in August 2004, both in financing transactions to provide us with capital to implement our acquisition strategy. The company also recognized the reversal of $313,072 of interest income as a result of the cancellation of a subscription receivable. We anticipate that we will continue to incur interest expense during fiscal 2005 on the notes and preferred stock unless either security is converted by the holders,

         We reported a net loss of $9,555,806 for fiscal 2004 as compared to a net loss of $6,436,607 for fiscal 2003. Dividends payable on our Series B Convertible Preferred Stock at December 31, 2004 were $54,910 and we recognized an additional expense of $479,012 representing amortization of the discount to the dividends payable on these securities. We did not have comparable transactions in fiscal 2003. Accordingly, after recognition of the preferred stock dividends of $533,922, we had a net loss available to common stockholders for fiscal 2004 of $10,089,728 as compared to $6,436,607 for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

         We have a history of losses and at December 31, 2004 we had an accumulated deficit of $26,958,397 and a working capital deficit of $2,345,022.

         Net cash used in operating activities for fiscal 2004 was $3,665,339 as compared to $627,392 for fiscal 2003. The increase was primarily attributable to:

         *        an increase of $3,119,199 in our net loss,

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

         * an increase of $156,402 in interest income on subscription receivable,

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

         In October 2001 we entered into a three year consulting agreement commencing April 1, 2002 with Xstream Beverage, Inc., a company owned by Mr. Farnsworth, to provide us with management consulting services, including independent consulting services by hiring skilled consultants in the beverage industry and to the extent that there was any change in our business objectives, Xstream Beverage, Inc. was to provide us with consultants who could assist us in implementing our business goals and objectives. As compensation for its services, in February 2002 we issued Xstream Beverage, Inc. 213,375 shares of our common stock. For purposes of our results of operations, the value of $10,668,750 attributed to these shares was to be a compensation expense recognized over the period of the agreement. In July 2002, effective April 1, 2002, we rescinded this consulting agreement and entered into a subscription agreement with Xstream Beverage, Inc. for the purchase of the 213,375 shares of our common stock for an aggregate of $2,133,750, which reflected a decrease in the then fair market value of our common stock. As consideration for the purchase Xstream Beverage, Inc. tendered to us a promissory note in the principal amount of $ 2,133,750, bearing interest at 8% per annum, and due on August 13, 2003. As a result of the cancellation of the consulting agreement, the $10,668,750 of deferred compensation and related $10,664,483 were reversed. This promissory note was cancelled in February 2004 and the 213,375 shares of our common stock were returned to our treasury with the status of authorized but unissued securities. The reversal of the principal amount of the note, $2,133,750, was reflected against additional paid-in-capital. The balance of the accrued interest in the amount of $313,072 was recognized in the statement of operations for the twelve months ended December 31, 2004.

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
4.4      Form of Series B Warrant (9)
10.1     2002 Stock Option Plan (3)

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

10.2 Employment Agreement between the Company and Theodore Farnsworth dated as of February 1, 2002 (3)
10.3     Promissory Note with EDA Family Limited Partnership (3)
10.4 Stock Exchange Agreement between Xstream Beverage Group, Inc. and the shareholders of Total Beverage Network, Inc. (4)
10.5 Purchase and Sale Agreement between Total Beverage Network, Inc. and Universal Florida Beverage Distributors, Inc. (4)
10.6 Asset Purchase and Sale Agreement between Beverage Network of Connecticut and Finish-Line Distributors, Inc. (5)
10.7 Consulting Agreement between Steve Haglund and Xstream Beverage Group, Inc. (5)
10.8 Consulting Agreement between Edward Arioli and Xstream Beverage Group, Inc. (5)
10.9 Asset Purchase Agreement dated March 1, 2004, by and among Beverage Network of Hawaii and Pacific Rim Natural Juice Company, Inc.(6)
10.10 Assignment of Trademark entered into between Xstream Brands, Inc. and The Maui Juice Company Inc. (6)
10.11 Business Consulting Agreement between Beverage Network of Hawaii, Inc. and Larry Lassek (6)
10.12 Assignment of Trademark entered into Between Xstream Brands, Inc. and Squeeze Beverage, Inc. (6)
10.13 Employment Agreement entered into between Xstream Beverage Group, Inc. and Theodore Farnsworth dated February 5, 2004 (6)
10.14 Employment Agreement entered into between Xstream Beverage Group, Inc. and Barry Willson dated February 5, 2004 (6)
10.15 Employment Agreement entered into between Xstream Beverage Group, Inc. and Jerry Pearring dated February 5, 2004 (6)
10.16 Asset Purchase Agreement dated March 15, 2004, by and among Beverage Network of Massachusetts, Inc. and Ayer Beverages, Inc. (7)
10.17 Securities Purchase Agreement dated May 14, 2004 between Xstream Beverage Group, Inc. and Laurus Master Fund, Ltd. (8)
10.18    Master Security Agreement (8)
10.19    Registration Rights Agreement (8)
10.20    Subsidiary Guaranty (8)
10.21    Grant of Security Interest in Patents and Trademarks (8)
10.22    Stock Pledge Agreement (8)
10.23    Funds Escrow Agreement (8)
10.24    Restricted Account Side Letter (8)
10.25    Restricted Account Agreement (8)
10.26    Lease for principal executive offices (11)
10.27    Letter agreement dated January 8, 2005 with Master Distributors, Inc.
         (11)
10.28 Distributorship Agreement between Master Distributors, Inc. and Welch Foods, Inc.(11)
10.29 Distribution Agreement between Master Distributors, Inc. and Tazo Tea Company (11)
10.30 Distribution Agreement between Master Distributors, Inc. and Hansen Beverage Company dated August 16, 2004 (11)
14.1     Code of Ethics and Business Conduct (12)
16.1 Letter from Salberg & Company, P.A. dated December 23, 2004 to the Securities and Exchange Commission(10)
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of principal financial officer *
32.1 Section 906 Certificate of Chief Executive Officer and principal financial officer*
----------
 *       filed herewith
(1) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on October 17, 2001.

(2) Incorporated by reference to the registrant's Annual Report on Form 10-KSB as filed with the SEC on October 27, 1999.
(3) Incorporated by reference to the registrant's Annual Report on Form 10-KSB as filed with the SEC on May 15, 2002.
(4) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on May 6, 2003.
(5) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on June 16, 2003.
(6) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on March 10, 2004.
(7) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on March 30, 2004.
(8) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on May 25, 2004.
(9) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on August 5, 2004.
(10) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on December 23, 2004.
(11) Incorporated by reference to the registrant's registration statement on Form SB-2, SEC file number 333-119403, as amended.
(12) Incorporated by reference to the registrant's previously filed Annual Report on Form 10KSB for the year ended December 31, 2004

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

      SIGNATURE                     TITLE                             DATE
      ---------                     -----                             ----


/s/ Theodore Farnsworth       Chairman and CEO,                    May 6, 2005
-----------------------       principal executive officer
Theodore Farnsworth           and principal financial officer


/s/ Jerry Pearring            President and director               May 6, 2005
-----------------------
Jerry Pearring


/s/ Barry Willson             Vice Chairman and                    May 6, 2005
-----------------------       Chief Scientific Officer
Barry Willson

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
                                                             ------------

        Preferred Series B, net of discount
           of $1,842,858: $0.001 par value,
           10,000,000 shares authorized,
           43 shares issued and outstanding                       317,142
                                                             ------------
     Stockholders' Deficiency
        Preferred Stock, $0.001 par value, 10,000,000
           shares authorized, Series A, 200,000 shares
           issued and outstanding                                     200
        Common Stock, $0.001 par value, 50,000,000 shares
           authorized, 2,797,692 issued and outstanding             2,798
        Common Stock Issuable, 180,734                                181
        Additional Paid in Capital                             29,511,798
        Accumulated Deficit                                   (26,958,397)
        Less: deferred consulting expense                        (628,194)
        Less: Deferred Fees                                    (2,686,024)
                                                             ------------
              Total Stockholders' Deficiency                     (757,638)
                                                             ------------
TOTAL LIABILITIES & STOCKHOLDERS'  DEFICIENCY                $  6,614,560
                                                             ============

        See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                 2004           2003
                                            --------------------------

Sales                                       $  8,583,622    $ 2,028,265

Cost of Goods Sold                             6,358,165      1,458,198
                                            ---------------------------
Gross Profit                                   2,225,457        570,067
Expense
    Marketing & Selling                        1,089,561        147,710
    Warehouse & Delivery                         772,616        105,722
    Compensation                               4,279,046      1,619,566
    Rent                                         257,378        109,757
    Consulting Fees                            1,081,589      1,981,919
    Professional Fees                            402,494        270,732
    Loan and Loan Guarantee Fees                 781,627        325,500
    Bad Debt Expense                              91,488         39,266
    Impairment Loss                                   --      1,720,274
    Other General & Administrative               975,245        698,452
                                            ---------------------------
        Total Operating Expense                9,731,044      7,018,898
                                            ---------------------------
Loss From Operations                          (7,505,587)    (6,448,831)
Other Income/(Expense)
    Other Income                                   5,599         10,799
    Settlement gain                               66,762             --
    Interest Income                             (291,540)       170,820
    Interest Expense                          (1,834,813)       (66,793)
    Settlement loss                               (3,025)            --
    Other expense                                  6,798       (102,602)
                                            ---------------------------
        Total Other Income/(Expense)          (2,050,219)        12,224
                                            ---------------------------
Net Loss                                      (9,242,734)    (6,436,607)

Preferred Stock Dividends                   $   (533,922)   $        --
                                            ---------------------------

Net Loss Available to Common Stockholders   $(10,089,728)   $(6,436,607)
                                            ===========================


Net Loss per share - Basic and diluted      $      (4.55)  $     (8.68)
                                            ===========================

Weighted Average Shares Outstanding
  -Basic and diluted                           2,219,814        741,957
                                            ===========================

          See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE GROUP, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                            PREFERRED STOCK   COMMON STOCK        COMMON STOCK
                                            ---------------   ------------        ------------     ADDITIONAL     ACCUMULATED
                                            SHARES AMOUNT    SHARES    AMOUNT   ISSUABLE   AMOUNT PAID-IN CAPITA   DEFICIT
                                            ----------------------------------------------------------------------------------
Balance, December 31, 2002                  200,000  $ 200    476,746    $ 477     13,422     $ 13 $ 12,722,163 $(10,432,062)

Stock issued for cash                            --     --     21,983       22     37,409       37     329,041            --
Stock issued as settlement                       --     --    114,750      115         --       --   1,194,885            --
Stock issued for services                        --     --    174,122      174         --       --   1,648,015            --
Stock issued for loans and loan
   guarantee fees                                --     --     70,050       70         --       --     700,430            --
Cancellation of subscription                     --     --     (2,200)      (2)        --       --     (43,998)           --
Cashless exercise of warrants                    --     --     10,000       10         --       --         (10)           --
Shares issued for debt                           --     --     15,750       16     28,130       28     455,912            --
Issuance of shares  previously issuable          --     --      8,314        8     (8,314)      (8)         --            --
Amortization of deferred fees                    --     --         --       --         --       --          --            --
Offering costs                                   --     --         --       --         --       --     (61,377)           --
Contributed accrued compensation                 --     --         --       --         --       --     252,621            --
Stock issued for acquisition                     --     --    124,300      124         --       --   1,242,876            --
Interest on prommisory note
   subscription receivable                       --     --         --       --         --       --          --            --
Net Loss, 2003                                   --     --         --       --         --       --          --    (6,436,607)
                                            ----------------------------------------------------------------------------------
Balance, December 31, 2003                  200,000    200  1,013,815    1,014     70,647       70  18,440,558    (16,868,669)

Common Stock issued for cash                     --     --    646,507      647    154,583      155   1,921,815             --
Preferred Stock issued for cash                  43     --         --       --         --       --   2,160,000             --
Offering Costs                                   --     --         --       --         --       --    (686,750)            --
Stock issued for settlement                      --     --     16,268       16         --       --      81,322             --
Stock issued for services                        --     --    309,000      309    162,778      163   1,664,518             --
Stock issued for compensation                    --     --    587,098      587         --       --   1,558,448             --
Stock issued for loan fee                        --     --         --       --         --       --   3,239,521             --
Interest on promissory note
   subscription receivable                       --     --         --       --         --       --          --             --
Cancellation of subscription                     --     --   (213,375)    (213)        --       --  (2,133,537)            --
Stock issued for acquisition                     --     --    169,904      170         --       --     407,599             --
Issuance of shares  previously issuable          --     --    207,158      207   (207,158)    (207)         --             --
Stock issued for debt                            --     --     61,250       61         --       --     146,940             --
Amortization of deferred fees                    --     --         --       --         --       --          --             --
Laurus Debt Discount                             --     --         --       --         --       --   2,114,113             --
Laurus Beneficial Conversion                     --     --         --       --         --       --     597,251             --
Dividends - Preferred Stock                      --     --         --       --         --       --          --       (533,922)
Net Loss, 2004                                   --     --         --       --         --       --          --     (9,555,806)
                                            ----------------------------------------------------------------------------------
Balance, December 31, 2004                  200,043  $ 200  2,797,625  $ 2,798    180,850    $ 181 $ 29,511,798 $ (26,958,397)
                                            ==================================================================================

[RESTUB]

                                                                               SUBSCRIPTION
                                               DEFERRED   DEFERRED    DEFERRED PROMISSORY NOTE
                                              CONSULTING COMPENSATION   FEES     RECEIVABLE     TOTAL
                                            ----------------------------------------------------------
Balance, December 31, 2002                   $(248,863)        --          --  $(2,306,092)   $ (264,164)

Stock issued for cash                               --         --          --           --       329,100
Stock issued as settlement                          --         --          --           --     1,195,000
Stock issued for services                     (281,842)   (37,500)         --           --     1,328,847
Stock issued for loans and loan
   guarantee fees                                   --         --    (375,000)          --       325,500
Cancellation of subscription                        --         --          --       44,000            --
Cashless exercise of warrants                       --         --          --           --            --
Shares issued for debt                              --         --          --           --       455,956
Issuance of shares  previously issuable             --         --          --           --            --
Amortization of deferred fees                  454,955     37,500          --           --       492,455
Offering costs                                      --         --          --           --       (61,377)
Contributed accrued compensation                    --         --          --           --       252,621
Stock issued for acquisition                        --         --          --           --     1,243,000
Interest on prommisory note
   subscription receivable                          --         --          --      (170,700)    (170,700)
Net Loss, 2003                                      --         --          --            --   (6,436,607)
                                            ------------------------------------------------------------
Balance, December 31, 2003                     (75,750)        --    (375,000)   (2,432,792)  (1,310,369)

Common Stock issued for cash                        --         --          --            --    1,922,617
Preferred Stock issued for cash                     --         --          --            --    2,160,000
Offering Costs                                      --         --          --            --     (686,750)
Stock issued for settlement                         --         --          --            --       81,338
Stock issued for services                   (1,083,701)        --          --            --      581,289
Stock issued for compensation                       --    (34,500)         --            --    1,524,535
Stock issued for loan fee                           --         --  (3,239,521)           --           --
Interest on promissory note
   subscription receivable                          --         --          --       (14,030)     (14,030)
Cancellation of subscription                        --         --          --     2,446,822      313,072
Stock issued for acquisition                                                                     407,769
Issuance of shares  previously issuable             --         --          --            --           --
Stock issued for debt                               --         --          --            --      147,001
Amortization of deferred fees                  531,257     34,500     928,497            --    1,494,254
Laurus Debt Discount                                --         --          --            --    2,114,113
Laurus Beneficial Conversion                        --         --          --            --      597,251
Dividends - Preferred Stock                         --         --          --            --     (533,922)
Net Loss, 2004                                      --         --          --            --   (9,555,806)
                                            -------------------------------------------------------------
Balance, December 31, 2004                  $ (628,194)        -- $(2,686,024)          --    $ (757,638)
                                            =============================================================

          See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                        2004           2003
                                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                            $(9,555,806)   $(6,436,607)

Adjustments to reconcile net cash and operations:
-------------------------------------------------
Bad debt                                                                 91,488         39,266
Depreciation                                                             43,537          8,067
Amortization of deferred consulting                                   1,332,383             --
Amortization of debt discount and fees to interest expense            1,490,654             --
Amortization of Intangibles                                             227,112         44,500
Amortization of redemption premium on Series B                          124,200             --
Contributed services                                                         --        252,621
Loss on conversion of debt                                               23,921         85,050
Stock based settlement gain/loss                                         (3,000)            --
Stock based loan fee                                                    375,000        325,500
Other interest                                                            1,101             --
Interest income on subscription receivable                              (14,030)      (170,700)
Cancellation of interest on subscription receivable                     313,072)            --
Stock based services                                                  1,709,904      1,821,303
Stock based settlement                                                       --      1,195,000
Goodwill impairment                                                          --      1,720,274

Changes in operating assets and liabilities:
--------------------------------------------
Accounts receivable                                                     (79,042)       (12,022)
Inventory                                                               206,139        (51,733)
Other current  assets                                                   (42,299)        20,658
Accounts payable                                                       (113,653)       254,716
Accrued expenses                                                        145,816        256,578
Dividends payable                                                        54,910             --
Other current and non-current liabilities                                 3,254         20,137
                                                                     -------------------------

Net cash used in operating activities                                (3,665,339)      (627,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                   (82,795)       (25,845)
Decrease  in other non-current assets                                    26,610             --
Payment for purchase of Ayer Beverage, net of cash acquired            (100,000)            --
Payment for purchase of Maui Juice Brand, net of cash acquired          (25,000)            --
Payment for purchase of Pacific Rim, net of cash acquired               (15,500)            --
Payment for purchase of Master Distributors, net of cash acquired      (519,003)            --
Cash acquired in recaptilization                                             --       (230,599)
Prepaid acquisition costs                                                    --        (30,000)
                                                                     -------------------------
Net cash used in investing activities                                  (715,688)      (286,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans                                        32,500        224,640
Repayments of related party loans                                      (206,960)            --
Repayments of non-related party loans                                (1,500,131)        (9,801)
Loan proceeds from non-related party                                  3,145,084        408,840
Restricted cash portion of loan proceeds                             (2,451,154)            --
Disbursement of restricted cash                                       1,998,383             --
Cash overdraft                                                               --         27,900
Proceeds from sales of common stock                                   1,922,617        329,100
Proceeds from sales of preferred stock                                2,160,000             --
Offering costs                                                         (686,750)       (61,377)
                                                                     -------------------------

Net cash provided by financing activities                             4,413,589        919,302
Net increase in cash                                                     32,562          5,466
Cash at beginning of year                                                51,764         46,298
                                                                    --------------------------
Cash at end of year                                                 $    84,326    $    51,764
                                                                    ==========================

Supplemental Disclosure of Cash Flow Information:


Cash paid during the period for:
     Interest paid                                                  $   117,602    $        --
     Taxes paid                                                     $        --    $        --


Supplemental Disclosure of Non-cash Investing and
Financing Activities:

Acquisition of customer list (note payable and stock)               $        --    $        --
Common stock issued for acquisitions                                    407,769      1,237,500
Common stock issued for convertible debenture and interest                   --         72,450
Common stock issued for debt conversion                                 147,001        298,454
Common stock issued for debt settlement                                  81,338             --
Cancellation of common stock for subscription                         2,446,822             --
       receivable
Common stock issued for deferred services                             1,297,884             --
Common stock issued for deferred compensation                            34,500             --
Dividends- preferred stock                                              533,922             --
Equity related debt discount                                          2,114,113             --
                                                                     -------------------------
                                                                    $ 7,063,349    $ 1,608,404
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

                                                                       2004           2003
                                                                   -----------    -----------
         Net loss                                    As reported   $(9,555,806)   $(6,436,607)
         Add: Stock-based employee compensation
         expense included in reported
         net loss, net of related tax effects                      $        --    $        --
         Deduct: Total stock based employee
         compensation expense determined under fair
         value based method for all awards, (5) 1 net
         of related tax effects                                    $        --    $        --
                                                     Pro forma     $(9,555,806)   $(6,436,607)
         Net loss per share - basic and diluted      As reported   $     (4.55)   $     (8.68)
                                                     Pro forma     $     (4.55)   $     (8.68)

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

         (P) GOING CONCERN
         -----------------

         As reflected in the accompanying consolidated financial statements, the Company, has a net loss in 2004 of $9,555,806, cash used in operations in 2004 of $3,665,339 and an accumulated deficit of $26,958,397 at December 31, 2004, stockholders' deficiency of $757,638 and a working capital deficit of $2,345,022 at December 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

         revenues. The Company continues to raise capital and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         (B) COMMON STOCK
         ----------------

         In February 2002, the Company issued 213,375 of its common shares to its founder and principal Stockholder, XStream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance was considered in substance, a compensation expense to be recognized during the service period pursuant to a verbal consulting agreement, which was effective April 1, 2002. Accordingly, the value of $10,668,750 had been recorded as a deferred compensation expense at March 31, 2002. In July 2002, effective April 1, 2002 the Company rescinded the consulting agreement and received a subscription for the 213,375 common shares, paid for in the form of a promissory note at the contemporaneous offering price of $10.00 per share resulting in a subscription promissory note receivable of $2,133,750. Under Delaware law, the promissory note is considered valid consideration for the issuance of capital stock. The note bears interest at 8% per annum and is due August 13, 2003. Due to the rescission of the consulting a agreement, the $10,668,750 deferred compensation and related $10,664,483 additional paid-in capital were reversed. Interest income for 2004 and 2003 was $14,030 and $170,700, respectively and accrued interest receivable is $299,042 and is deducted from equity as a subscription receivable at December 31, 2003. In January 2004, the Company forgave the subscription receivable promissory note for its parent and related accrued interest in exchange for the return of the 213,375 subscribed shares which were returned to treasury and cancelled. The reversal of principal amount of the note, $2,133,750, was reflected against additional paid-in capital. The balance of the accrued interest in the amount of $313,072 was recognized in the statement of operations for the twelve months ended December 31, 2004.

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