Form 10QSB
period 2005-03-31
XSTREAM BEVERAGE NETWORK, INC.
filed 2005-05-23
CIK 853833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

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

            4800 NW 15 Avenue, Bay A, Fort Lauderdale, Florida 33309
                    (Address of principal executive offices)

                                  954-598-7997
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 3,664,454 shares of common stock as of May 20, 2005. and 626 stockholders

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         XSTREAM BEVERAGE NETWORK, INC.

                 Form 10-QSB for the period ended March 31, 2005

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

         When used in this quarterly report, the terms "Xstream Beverage," " we," "our," and "us" refers to Xstream Beverage Network, Inc. a Nevada corporation, and our subsidiaries.

         All per share information contained in this Quarterly Report gives proforma effect to the one for 20 reverse stock split of Xstream Beverage's common stock effected on July 19, 2004.

                                      INDEX


                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet as of March 31, 2005 (Unaudited)....................3

Consolidated Statements of Operations
for the three Months ended March 31, 2005
(Unaudited) and March 31, 2004.................................................4

Consolidated Statements of Cash Flows
for the three months ended March 31, 2005
(Unaudited) and three months ended March 31, 2004..............................5

Notes to Consolidated Financial Statements (Unaudited)
As of March 31, 2005...........................................................6

Item 2.  Management's Discussion and Analysis  or Plan of Operation...........21

Item 3.  Controls and Procedures..............................................25

Part II  Other Information....................................................25

Item 1.  Legal Proceedings....................................................25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........26

Item 3.  Default on Senior Securities.........................................26

Item 4.  Submission of Matters to a Vote of Security Holders..................26

Item 5.  Other Information....................................................26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                               March 31,
                                                                                 2005
                                                                             ------------
ASSETS
     Current Assets:
        Cash                                                                 $    109,364
        Accounts Receivable, net of allowance for doubtful                        632,915
        accounts of $130,544
        Inventory                                                                 681,433
        Prepaid Expenses                                                          103,560
        Other Current Assets                                                       16,971
                                                                             ------------
           Total Current Assets                                                 1,544,243
                                                                             ------------

     Property and Equipment                                                       367,042
     Less: Accumulated Depreciation                                               (74,583)
                                                                             ------------
     Property and Equipment, Net                                                  292,459
                                                                             ------------
     Other Assets:
        Cash - restricted                                                             668
        Trademarks                                                                303,017
        Customer Lists, net                                                     1,824,282
        Goodwill                                                                1,953,936
        Other Assets                                                               34,396
                                                                             ------------
           Total Other Assets                                                   4,116,299
                                                                             ------------
TOTAL ASSETS                                                                 $  5,953,001
                                                                             ============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
     Liabilities:
        Current Liabilities:
           Accounts Payable                                                  $  1,728,790
           Accrued Expenses                                                       770,961
           Overdraft Liability                                                    127,159
           Dividends Payable                                                       88,300
           Bottle Deposits                                                        113,301
           Loans and notes payable                                                516,332
           Loans Payable - Related Party                                          188,290
           Convertible Term Loan, net of discount of $219,488                      85,543
           Current Portion of Long Term Debt                                      773,275
           Other Current Liabilities                                               16,716
                                                                             ------------
              Total Current Liabilities                                         4,408,667
                                                                             ------------

        Long Term Liabilities:
           Long Term Notes, net of discount of $1,272,295                       3,001,688
           Other long term liabilities                                             14,350
                                                                             ------------
              Total Long Term Liabilities                                       3,016,038

                                                                             ------------
              Total Liabilities                                                 7,424,705
                                                                             ------------

        Preferred Series B (43.2 Shares), net of discount of $1,652,572           507,428
                                                                             ------------
     Stockholders' Deficiency
        Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
           Series A, 200,000 shares issued and outstanding                            200
        Common Stock, $0.001 par value, 50,000,000 shares authorized,
           3,619,493 issued and outstanding                                         3,619
                                                                             ------------
        Paid in Capital                                                        31,642,626
        Accumulated Deficit                                                   (29,674,175)
        Less: deferred consulting expense                                      (1,292,207)
        Less: Deferred Fees                                                    (2,659,195)
                                                                             ------------
              Total Stockholders' Deficiency                                   (1,979,132)
                                                                             ------------
TOTAL LIABILITIES & STOCKHOLDERS'  DEFICIENCY                                $  5,953,001
                                                                             ============

        See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                               2005             2004
                                                           -----------      -----------
Sales                                                      $ 2,533,686      $   604,560

Cost of Goods Sold                                           1,807,515          517,639
                                                           -----------      -----------
Gross Profit                                                   726,171           86,921
Expense
    Marketing & Selling                                        275,153          186,719
    Warehouse & Delivery                                       300,454           41,474
    Compensation                                               557,395        1,722,901
    Rent                                                        49,654           39,973
    Consulting Fees                                            633,667          169,096
    Professional Fees                                          118,110           69,956
    Loan and Loan Guarantee Fees                               156,651          125,250
    Bad Debt Expense                                             1,977               --
    Other General & Administrative                             299,126          158,804
                                                           -----------      -----------
        Total Operating Expense                              2,392,187        2,514,173
                                                           -----------      -----------
Loss From Operations                                        (1,666,016)      (2,427,252)
Other Income/(Expense)
    Other Income                                                10,000           29,375
    Interest Income                                              1,526           14,030
    Interest Expense                                          (740,478)          (4,634)
    Settlement loss                                                 --          (20,921)
    Other expense                                                  (10)         (18,021)
                                                           -----------      -----------
        Total Other Income/(Expense)                          (728,962)            (171)
                                                           -----------      -----------
Net Loss                                                    (2,394,978)      (2,427,423)

Preferred Stock Dividends                                     (320,798)              --
                                                           -----------      -----------

Net Loss Available to Common Stockholders                  $(2,715,776)     $(2,427,423)
                                                           ===========      ===========


Net Loss per share - Basic and diluted                     $     (0.80)     $     (1.78)
                                                           ===========      ===========

Weighted Average Shares Outstanding -Basic and diluted       3,380,528        1,361,947
                                                           ===========      ===========

          See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       2005             2004
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                           $(2,394,978)     $(2,427,423)

Adjustments to reconcile net cash and operations:
Depreciation                                                            22,605            1,983
Amortization of deferred consulting                                    580,360          216,800
Amortization of debt discount and fees to interest expense             666,743               --
Amortization of Intangibles                                            107,969               --
Amortization of redemption premium on Series B                          81,000               --
Stock issued for conversion of debt                                         --            6,809
Stock based settlement gain/loss                                            --           (3,000)
Stock based services                                                    12,391        1,567,265
Stock based settlement                                                      --           23,921

Changes in operating assets and liabilities:
Accounts receivable                                                     36,044          (48,894)
Inventory                                                              143,989            3,526
Other current  assets                                                  381,876           26,154
Accounts payable                                                        (9,116)         (55,027)
Accrued expenses                                                        15,708           34,625
Other current and non-current liabilities                               14,616            4,749
                                                                   -----------      -----------

Net cash used in operating activities                                 (340,793)        (648,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                   (5,887)              --
Payment for purchase of Ayer Beverage, net of cash acquired                 --         (100,000)
Payment for purchase of Maui Juice Brand, net of cash acquired              --          (25,000)
Payment for purchase of Pacific Rim, net of cash acquired                   --          (15,500)
                                                                   -----------      -----------
Net cash used in investing activities                                   (5,887)        (140,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans                                           --           25,000
Proceeds from non-related party                                        300,000           12,499
Repayments of related party loans                                           --          (31,960)
Repayments of non-related party loans                                  (55,441)          (9,077)
Cash overdraft                                                         127,159          (27,898)
Proceeds from sales of common stock                                         --          930,696
Offering costs                                                              --         (108,370)

                                                                   -----------      -----------
Net cash provided by financing activities                              371,718          790,890
                                                                   -----------      -----------
Net increase in cash                                                    25,038            1,878
Cash at beginning of year                                               84,326           51,764
                                                                   -----------      -----------
Cash at end of year                                                $   109,364      $    53,642
                                                                   ===========      ===========


Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
     Interest paid                                                 $   117,602      $     4,634
     Taxes paid                                                             --               --



          See accompanying notes to consolidated financial statements.

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

XStream is an operating brand development and distribution company and completed the first four acquisitions anticipated in its business strategy as follows, Beverage Network of South Florida, ("BNSF) on April 9, 2003; Beverage Network of Connecticut, Inc. ("BNCT") on May 1, 2003; Beverage Network of Hawaii ("BNHI") on March 1, 2004; Beverage Network of Massachusetts ("BNMA") on March 15, 2004. These acquisitions were accounted for under the purchase method. XStream is now an operating brand development and distribution company.

The accompanying consolidated financial statements include the accounts of XStream and its subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

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

For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in XStream's Form 10-KSB/A.

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 2 - RESTRICTED CASH
------------------------

         In conjunction with the sale in May 2004 to Laurus Master Fund, Ltd. of a $3,000,000 principal amount secured convertible term note, the Company agreed to initially place $2,855,000 of the proceeds of the secured convertible term note into a restrictive account controlled by Laurus Master Fund, Ltd. The funds held in the restricted account are controlled by Laurus Master Fund, Ltd. until the Company consummates one or more acquisitions which will be subject to the approval of Laurus Master Fund, Ltd. or until all of the outstanding principal amount of the secured convertible term note is converted into shares of the Company's common stock. Of this amount, approximately $2,558,185 has been released for working capital purposes and to close acquisitions. In February 2005, Laurus agreed to release the balance of the funds while simultaneously prepaying interest through June 2005. (See Note 5 - Prepaid Expenses)

NOTE 3 - NET LOSS PER COMMON SHARE:
-----------------------------------

         Basic net income (loss) per common share (Basic EPS) does not include common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the three months ended March 31, 2005 and 2004, the diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was antidilutive. The total outstanding warrants which have been excluded from the calculation of loss per share, were 5,035,904 and 15,000 at March 31, 2005 and 2004, respectively. In addition as of March 31, 2005 and 2004, the Company has convertible preferred stock that could convert into 1,440,000 and -0- shares of common stock, respectively. The Company also has convertible notes that could convert into 2,384,615 and -0- shares of common stock at March 31, 2005 and 2004, respectively. (See Note 16- Long Term Notes Payable & Debt Discount) The potential dilutive effects of the convertible preferred stock and convertible notes have been excluded from the calculation of net loss per common share.

NOTE 4 - INVENTORY:
-------------------

         Inventories are stated at the lower of cost or market determined in a "first-in, first-out" basis. The Inventory balance consisted of the following:

                                                         March 31, 2005
                                                         --------------

         Resalable products                                $  642,432
         Proprietary brand raw materials                       39,001
                                                           ----------
         Total:                                            $  681,433
                                                           ==========

NOTE 5 - PREPAID EXPENSES:
--------------------------

         In February 2005, Laurus Funds released substantially all of the remaining balance of restricted cash for operations. The Company agreed to prepay accrued interest through June 2005.

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

The Prepaid Expense balance consisted of the following:

                                                         March 31, 2005
                                                         --------------

         Interest (See Note 2 - Restricted Cash)           $ 56,163
         Warehouse/Office Supplies                           13,821
         Service Contracts                                    7,507
         Rent                                                 5,450
         Insurance                                           20,619
                                                           --------
         Total:                                            $103,560
                                                           ========

NOTE 6 - FIXED ASSETS:
----------------------

         Property and equipment, net of accumulated depreciation was $292,459 at March 31, 2005. Depreciation expense for the quarter ended March 31, 2005 March 31, 2004 was $22,606 and $1,982, respectively.

Property and equipment at March 31, 2005 is as follows:

                                                March 31, 2005
                                               -----------------

         Delivery Trucks                           $110,198
         Warehouse Equipment                         35,433
         Coolers                                     72,777
         Office Equipment                            96,931
         Furniture & Fixtures                        14,945
         Leasehold Improvements                      36,758
                                                   --------
                                                    367,042
         Less: Accumulated depreciation             (74,583)
                                                   --------
         Net                                       $292,459
                                                   ========

NOTE 7 - TRADEMARKS:
--------------------

         Trademarks consist of the following:

                                                  March 31, 2005
                                                 -----------------

         Maui Juice                                 $ 48,000
         Squeeze Soda                                255,017
                                                    --------
            Total:                                  $303,017
                                                    ========

         In March and January 2004, respectively, the Company acquired the Trademark's Maui Juice Company and Squeeze. Management believes that these trademarks have indefinite life cycles based on the market life of the products. In accordance with SFAS No. 142, the Company has determined that the trademarks acquired for Maui Juice Company and Squeeze have indefinite lives, as supported by the Company's ability and intent to renew the trademarks as legally required and management's belief that these products have indefinite life cycles based on the market.

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 8 - CUSTOMER LIST:
-----------------------

         The table below summarizes the balance of customer lists as of March 31, 2005:

                                                          March 31, 2005
                                                        ------------------

         Beverage Network of Hawaii, Inc.                  $   38,350
         Beverage Network of Massachusetts, Inc.              147,773
         Beverage Network of Maryland, Inc.                 1,973,240
                                                           ----------
                                                            2,159,363

         Accumulated Amortization:                           (335,081)
                                                           ----------
                  Total:                                   $1,824,282
                                                           ==========

         As a result of the acquisitions of the assets of Ayer Beverages, Pacific Rim Natural Juice Company and Master Distributors, Inc., the Company recorded an identifiable intangible asset classified as customer lists. The customer lists are being amortized over a five-year period. Management does not believe that there have been any events or circumstances that have resulted in the need for a revision to the remaining period of amortization as defined in of SFAS No. 142.

NOTE 9 - GOODWILL:
------------------

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
                                                       ===========

         Pursuant to SFAS No. 142, goodwill of a reporting unit is required to be tested for impairment on an annual basis and between annual tests in certain circumstances. Testing for impairment, beyond an annual basis, is required if there is a significant adverse change in the entity carrying the goodwill. The Company evaluates the carrying value of intangible assets as of the fiscal year end for all entities. Management is currently having an impairment analysis performed for the subsidiaries of BNMA and BNHI, the results of which will be reported in the June 30, 2005 10-QSB. Accordingly, management has deemed it not necessary to perform an impairment evaluation for BNMD as there has been no significant adverse change in the business and the entity has been operating for less than one year.

NOTE 10 - OTHER ASSETS:
-----------------------

         The balance of other current assets in the amount of $34,396 as of March 31, 2005 is comprised of rental security deposits.

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 11 - ACCRUED EXPENSE-SALARIES, ACCRUED EXPENSE-OTHER:
----------------------------------------------------------

         Effective February 5, 2004, the Company executed revised employment agreements for its Chairman, President, and Vice President stipulating an annual base compensation of $130,000 each. Accrued compensation reflecting officers, new hires, and acquisitions, for the period ending March 31, 2005 was as follows:

         Accrued Expense-Salaries: Officers/Directors      $321,271
         Accrued Expense-Salaries: Other                    226,316
         Accrued Expense-Liquidated Damages                 205,200
         Accrued Expense-Other                               18,174
                                                           --------

                                Total Accrued Expenses:    $770,961
                                                           ========

         The Company has accrued salaries of $321,271, in aggregate, due to the Chairman, President and Vice President. The remaining accrued salaries balance of $226,316 consists of $36,908 due to a former employee and $189,408 of current payroll paid in April, 2005.

NOTE 12 - DIVIDENDS PAYABLE:
----------------------------

         The Series B Preferred pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of its common stock or additional shares of its Series B Preferred (See note 19 (A)- Preferred Stock). The dividends payable as of March 31, 2005, was $88,300.

NOTE 13 - LOANS PAYABLE AND RELATED PARTY:
------------------------------------------

         XStream Beverage, Inc. ("XBI"), a principal stockholder of the Company owned by XStream's chairman, periodically loans money to XStream. XStream's loans from XBI are undocumented, non-interest bearing, and due on demand. The balance due was $50,355 at March 31, 2005.

         In October 2004, a shareholder advanced $137,000 to the Company as an interest bearing demand note at 6% per annum with no specified term. The principal balance with accrued interest was $137,935 at March 31, 2005.

         Loans Payable:

         Bank Line of Credit 6% per annum(1)                      $ 11,200
         Automotive equipment loan       (1)                           923
         March 2004, $22,692 Plus 8%interest per year,
          due June 2004 (loan in default) (1)                       21,807
         March 2004, non-interest bearing, due April, 2005 (1) 72,934 July 2004, interest bearing demand note 6%
          per annum, (3)                                           409,468
                                                                  --------
           Total Loans Payable - Other                             516,332

           Loans Payable, Related Party                            188,290
                                                                  --------
           Total Loans Payable                                    $704,622
                                                                  ========

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         (1) Resulted from the acquisition of Beverage Network of Massachusetts, Inc.("BNMA") (See 2004 10K-SB/A: Note 3 Acquisitions)
         (2) Resulted from the acquisition of Maui Juice trademark
         (3) Resulted from the acquisition of Beverage Network of Maryland, Inc. ("BNMD") (See 2004 10K-SB/A: Note 3 Acquisitions)

NOTE 14 - CONVERTIBLE TERM LOAN:
--------------------------------

         In February 2005, the Company secured $300,000 in financing from select, accredited investors at a term note at 18% per annum, due September 1, 2005. As a pledge for collateral, the Company issued 100,000 shares of restricted common stock to be held in escrow. The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The purchasers were also issued common stock warrants with a five year term, exercisable at $1.50. Should the Company default, the exercise price of the warrants automatically reduce by 5% for each 30 day period in which the Company remains in default. The 300,000 warrants issued to the debt holders were valued using the Black-Scholes model and is being amortized over the term of the note as debt discount. (See Note 19 (C) - Stock Options and Warrants) The balance as of March 31, 2005 is as follows:

                Term note 18% per annum                    $ 305,031
                Less: debt discount (1)                     (219,488)
                                                           ---------
                                                           $  85,543
                                                           =========

NOTE 15 - CURRENT PORTION, LONG TERM DEBT
-----------------------------------------

         The current portion of long term debt as of March 31, 2005 is as follows (See note 16 below):

         July 2004, secured convertible Note 6% interest per annum $521,123 May 2004, secured convertible Note prime +2% interest
          per annum                                                     211,764
         March 2004, demand note 6% interest per annum, due
          April 2012                                                     40,388
                                                                       --------
                                    Total:                             $773,275
                                                                       ========

NOTE 16 - LONG TERM NOTES PAYABLE & DEBT DISCOUNT:
--------------------------------------------------

         The following table reflects long-term notes as of March 31, 2005:

         Interest bearing demand note 6% per annum, due
          April 2012 (Maui Trademark)                             $   182,430
         Secured 6% convertible note ("BNMD")                       1,970,710
         Senior secured convertible note ("Laurus")                 2,894,118
         Debt discount on senior secured convertible note          (1,272,295)
                                                                  -----------
                                                                    3,774,963

         Current portion of 6% interest bearing demand note           (40,388)
         Current portion of secured 6% convertible note              (521,123)
         Current portion of Senior Secured convertible note          (211,764)
                                                                  -----------
                                                                  $ 3,001,688
                                                                  ===========

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         On March 1, 2004, our wholly owned subsidiary, XStream Brands, Inc., a Florida Corporation, ("XStream Brands"), entered into an Assignment of Trademark with The Maui Juice Company. The purchase price for the assignment of the Mark was $255,017 in cash with $25,000 paid at the acquisition date and $230,017 to be paid under the terms of the agreement. (See 2004 10K-SB/A: Note 3 Acquisitions)

         On July 9, 2004, the Company's wholly owned subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), (a Florida Corporation) announced it has completed, the acquisition of substantially all of the assets and certain liabilities of Master Distributors Inc. Pursuant to the terms of the agreement, the Company issued a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum. The Company executed an amended agreement to defer all payment of the note until June 15, 2005. The holder, at his discretion, may elect to receive XStream stock in lieu of a cash payment. The minimum conversion is $25,000 at a predetermined value of $5.20 per share. In January 2005, the Company issued 150,000 shares of restricted common stock to the principal owner of Master Distributors, Inc. as consideration for deferring all debt payments until June 15th 2005. (See 2004 10K-SB/A: Note 3 Acquisitions)

         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds"). The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate per annum of prime plus two percent and has a term of three years (May 14, 2007). The Note is convertible into shares of the Company's common stock, only upon effectiveness of a registration statement registering the underlying shares, at a fixed price of $4.60 per share for the first $50,000 with the remaining $2,950,000 convertible at a fixed price of $5.20 per share, a premium to the 22-day average closing share price as of May 14, 2004. The first conversion price was reduced to $1.50 per share as a result of the Series B financing transaction. (See Note 17 - Mezzanine Debt)

         In connection with the financing, Laurus Funds was also issued a Warrant (the "Warrant") to purchase up to 225,000 shares of the Company's common stock. The warrants are exercisable as follows: 75,000 shares at $6.40 per share; 75,000 shares at $7.80 per share and the balance at $9.00 per share. The Company recorded a debt discount of (i) $822,000 for the valuation of the 225,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 149%, zero dividends and expected term of three years);
         (ii) $597,251 for a beneficial conversion feature inherent in the note and (iii) $131,000 for debt issuance costs paid to affiliates of the lender, for a total discount of $1,550,251. The $822,000 and $131,000 are being amortized over the term of the note. Since the conversion is contingent on the effectiveness of the registration statement, which date cannot be determined, the Company will begin amortizing the $597,251 over the remaining term of the debt once the registration statement is declared effective. Accumulated amortization of the debt discounts through March 31, 2005 was $277,956.

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

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

         The allocation of proceeds was as follows: $131,000 was distributed for management, due diligence/documentation fees and escrow agent fees, $102,292 to payoff a term loan and line of credit at a commercial lending institution; $50,000 paid to Master Distributors, Inc., as a deposit, and $266,708 to the company as operating capital. The balance of $2,450,000 was deposited by Laurus Funds on behalf of the Company into an account, which is in the sole dominion and control of Laurus Funds. The purpose of the account is to ensure funds are readily accessible for the cash-financing portion of acquisitions or for any other purpose that Laurus Funds deemed appropriate for use of such funds. In February, 2005 Laurus released substantially all of the remaining balance, less a withholding for the prepayment of interest, resulting in a balance of $668 as of March 31, 2005. (See Note 2 - Restricted Cash)

         A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 2% of the note balance, per month, accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, and resubmitted on January 31, 2005. As per the stipulations of the agreement, there are $205,200 in accrued liquidated damages due as of March 31, 2005.

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 17 - MEZZANINE DEBT
------------------------

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of its Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents (stipulating the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term), the transaction was classified as Mezzanine Financing and the balance of the $2,160,000 gross proceeds is reflected as of March 31, 2005 (See Note 19 (A) - Preferred Stock)

NOTE 18 - COMMITMENTS AND CONTINGENCIES:
----------------------------------------

         (A) FACILITY LEASES:
         --------------------

         Effective December 1, 2003, XStream terminated its month-to-month lease at its corporate headquarters in Boca Raton and co-located with its subsidiary, BNSF. BNSF renewed the lease for twelve months in November, 2004. The current facility is 7,200 sq. ft. at a monthly rate of $4,776. Rent expense for the period ending March 31, 2005 was $14,327.

         BNCT leases a 13,622 square foot facility in Bristol, CT. The rent is $5,108 per month and the lease expires in October 2008. Rent expense for the period ending March 31, 2005, was $17,027.

         BNHI assumed the current lease as part of acquiring the assets of Pacific Rim. The terms are month-to- month with rent of $1,038 per month. In March of 2004, BNHI entered into a month-to-month lease agreement for management facilities with monthly rent of $2,200. The space is being utilized as housing for marketing consultants and other individuals active in expanding the brand and current distribution territory. Rent expense charged to operations for the period ending March, 2005 was $9,757.

         BNMA assumed the lease from Ayer Beverage, Inc., consisting of a 4,300 square foot facility at a cost of $1,425 monthly. The current lease expires on June 30, 2005 with an annual renewal option. Rent expense charged to operations for the period ending March 31, 2005 was $4,887.

         BNMD assumed the lease from Master Distributors, Inc., consisting of a 70,261 square foot facility at a cost of $24,053 monthly. The current lease expires on March 31, 2008. BNMD also subleases to four tenants, 12,250 sq. ft. of warehouse space along with parking spaces adjacent to the building. The total space subleased yields $14,950 per month which is offset against rent expense. The total rent charged to operations for the period was $3,257 as of March 31, 2005.

(B) EMPLOYMENT AGREEMENTS:
--------------------------

         See Note 11 for details regarding accrued compensation.

NOTE 19 - STOCKHOLDER'S EQUITY AND RECAPITALIZATION:
----------------------------------------------------

         (A) PREFERRED STOCK:
         --------------------

         The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value. The Board of Directors is authorized to issue two series of preferred stock and to fix the designation, powers, preferences, and rights of the shares of each series. In addition, the Company may pay dividends of common stock to preferred stockholders. In

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         October 2001, the Board of Directors authorized Series A preferred stock, which is cumulative voting and convertible and does not have dividend rights. Each share of preferred stock is convertible to one share of common stock and each share of preferred stock is entitled to 5 votes on each matter submitted to a vote of the total capital stock of the Company. There were 200,000 preferred Series A shares outstanding at March 31, 2005.

         On August 2, 2004 XStream sold 43.2 shares of Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. XStream received gross proceeds of $2,160,000. The designations, rights, and preferences of the Series B Preferred provide that the Series B shares (i) have a liquidation preference of $50,000 per share; (ii) are convertible into shares of XStream common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The conversion price is subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event, Xstream issues or sells any additional shares of common stock or other securities, which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. Holders are restricted in their ability to convert the Series B Preferred into common stock if at the time of conversion the number of shares of common stock to be issued, together with all other shares of common stock owned by the holder, would result in the holder owning in excess of either 4.9% or 9.9% of the then issued and outstanding shares of Company's common stock, subject to a waiver by the holder of these limitations upon 61 days notice to the Company. Gross proceeds of $2,160,000 from the issuance of 43.2 shares of Series B Preferred, five year Series A detachable common stock purchase warrants to purchase 1,440,000 shares of the Company's common stock with an exercise price of $2.00 per share and five year Series B detachable common stock warrants to purchase 720,000 shares of the Company's common stock with an exercise price of $4.00 per share. The Series B Preferred, which has a liquidation preference of $50,000 per share, is convertible into shares of the Company's common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The estimated fair value of the warrants and the beneficial conversion feature, in accordance with EITF 00-27, is $2,160,000, which is allocated to additional paid in capital and recorded as a dividend over the term of the Series B Preferred, 42 months. As of December 31, 2004, and March 31, 2005 the Company recorded $317,142 and $320,798, respectively, of the discount to dividend the commission on this financing is 10% of the gross proceeds. The commission results in a reduction of additional paid in capital of $416,000.

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

         On the date which is 42 months from the date of issuance of the Series B Preferred (the "redemption date"), at the option of the holder, XStream is required to redeem the outstanding shares of Series B Preferred into such number of shares of its common stock equal to the liquidation preference plus all accrued but unpaid dividends divided by the conversion price then in effect, or for cash at a price equal to

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         the number of shares of common stock each holder would be entitled to receive at the conversion price then in effect multiplied by $1.85.

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

         The Series B Preferred has no voting rights, it ranks senior to Xstream's common stock and to all other classes of its securities which do not specifically provide that they are senior to the Series B, but subordinate to all of the Company's indebtness, and it pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of common stock or additional shares of the Company's Series B Preferred. The dividends payable as of March 31, 2005, were $88,300. If Xstream chooses to pay the dividends in registered shares of The Company's common stock, the shares are valued at the then conversion price of the Series B Preferred and if Xstream chooses to pay the dividends in shares of Series B Preferred, those shares are valued at the liquidation preference of the stock.

         (B) COMMON STOCK:
         -----------------

          On January 3, 2005, the Company entered into a one year agreement for consulting services. As consideration for these services, the consultant was issued 150,000 restricted shares of the Company's common stock valued at $1.70, the closing price of the stock on the grant date. The Company recognized consulting expense of $63,750 for the 3 months ended March 31, 2005, with a remaining deferred component of $191,250.

          In January 2005, the Company entered into a second, one year agreement for consulting services. As consideration for these services, the consultant was issued 200,000 restricted shares of the Company's common stock valued at $1.67, the closing price of the stock on the grant date. The Company recognized consulting expense of $83,500 for the three months ended March 31, 2005, with a remaining deferred component of $250,500.

          On February 8, 2005, the Company issued 10,000 shares of its restricted common stock in consideration of a debt holder for deferring cash payments. that were due on October 15, 2004 and January 15, 2005, respectively. The shares were valued at $1.40, the closing price on the date of grant. Interest expense in the amount of $14,000 was recognized for the three months ending March 31, 2005.

          The Company also issued 150,000 shares of its restricted common stock to Morris Stodard, principal of Master Distributors, (See 2004 10-K SB, Note 3, Acquisitions) in consideration for deferring all cash payments until June 15, 2005. The stock was valued at $1.62, the closing price on the date of grant. For the three months ended March, 31, 2005, the Company recognized interest expense of $126,056 with a remaining deferred component of $116,944.

          The Company issued 4,472 shares of restricted common stock for legal services rendered. The shares were valued at $1.50, the closing price on the date of grant, with an expense of $6,708 being recognized as of March 31, 2005.

          The Company entered into a consulting agreement for a term of six months. As consideration for services, the consultants were granted 15,000 shares of restricted common stock valued at $1.20. This was the closing price of stock on the date of grant resulting in an expense of $7,500 with a deferred balance of $10,500 as of March 31, 2005.

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

          Pursuant to the terms of a consulting agreement commencing in October 2004, the Company issued 8,000 shares of restricted common stock for services rendered. The shares were valued at $1.20 and the Company recognized a consulting expense of $9,600.

          According to the terms of the convertible term loan (See Note 14 - Convertible Term Loan), the Company issued 100,000 shares of restricted common stock as a pledge for collateral. The shares were valued at $1.32 according to the closing price on the grant date. The loan is due on September 1, 2005; the Company recognized interest expense of $22,000 with a remaining deferred component of $110,000.

          In March 2005, the Company issued 4,546 shares of restricted common stock to a consultant for services rendered. An expense of $5,683 was recognized with the shares being valued at the grant date price of $1.25.

          The Company also issued 7,000 shares, previously recorded as issuable, as of December 31, 2004.


         (C) STOCK OPTIONS AND WARRANTS:
         -------------------------------

         In March 2004, the Company signed an agreement with a company to act as placement agent to arrange the sale of debt, equity or equity-linked securities on behalf of the company. In accordance with the terms of the agreement, the Company granted the placement agent a retainer consisting 37,500 warrants exercisable at $0.20 for five years, 37,500 warrants exercisable at $1.50 for five years, 37,500 warrants exercisable at $3.00 for five years. The warrants were valued at an aggregate $556,009 or $6.57, $6.51, $6.51 per option, respectively, recognized over the one year term of the agreement. This resulted in a consulting expense of $417,007 as of December 31, 2004 and the remaining deferred component of $139,002 being expensed as of March 31, 2005. The fair market value of the stock warrants granted to the consultant was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 1.58%, volatility 191% and expected term of five years.

         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds") (See note 14-Notes Payable-Long Term & Debt Discount, Secured Convertible Note) The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate of prime plus two percent and has a term of three years (May 14, 2007). The Company then issued 426,250 options to the placement agent mentioned above, as they were directly engaged in securing the Laurus transaction. The warrants are exercisable at $1.50 for five years; the Company valued the transaction at $1,879,809 as deferred loan fees and is being recognized over the 36 month term of the Laurus funding. The Company recorded a loan fee expense of $391,627 as of December 31, 2004, and $156,651 as of March 31, 2005, respectively, with a remaining deferred component of $1,331,531 to be amortized through May, 2007. (The transaction was valued using the Black-Scholes Model with the following assumptions expected dividend yield of 0% risk-free interest rate of 2.53%, volatility 124% and expected term of 5 years.)

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of our Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents (stipulating the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term), the transaction was classified as Mezzanine

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         Financing and the balance of the $2,160,000 gross proceeds is reflected as of December 31, 2004. (See Note 17 - Preferred Stock) The Company compensated a placement agent engaged in the transaction with warrants to purchase consisting of 160,941 warrants exercisable at $1.50 for five years, 118,588 warrants exercisable at $2.00 for five years, 144,000 warrants exercisable at $4.00, for five years. The warrants were valued at an aggregate $1,359,712 or $3.25, $3.23, $3.15 per option, respectively, to be amortized over the term of the conversion period of 42 months. The Company recognized $161,870 and $97,122, as of December 31, 2004 and March 31, 2005, respectively, as dividends related to this transaction. The remaining deferred component of $1,100,718 will be amortized through January, 2008. The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk- free interest rate of 2.51%, volatility 161% and expected term of five years.

         In December 2004, the Company entered into a one year agreement for consulting services commencing in January 2005. The agreement stipulated that a warrant to purchase 50,000 shares of common stock be issued. The warrants are exercisable at $2.00 per share. For the three months ended March 31, 2005, the Company recorded consulting expense of $17,298 and deferred consulting expense of $51,894, or $1.38 per share for the valuation of the 50,000 warrants. (computed using a Black-Scholes model with an interest rate of 3.01%, volatility of 96%, zero dividends and expected term of five years)

         On January 3, 2005, the Company entered into a one year agreement for consulting services. The agreement called for warrants to purchase 200,000 shares of common stock to be issued, as follows: 100,000 warrants at $4.00 per share and 100,000 at $5.00 per share. As of the quarter ended March 31, 2005, the Company recorded a consulting expense of $55,004, or $.28 per share, with a deferred balance of $165,013, for the valuation of the 200,000 warrants. (computed using a Black-Scholes model with an interest rate of 3.22%, volatility of 104.25%, zero dividends and expected term of five years).

         On December 30, 2004, the Company entered into a one year agreement for consulting services commencing in January 2005. The agreement stipulates that warrants to purchase 300,000 shares of common stock to be issued, as follows: 100,000 warrants at $2.00 per share, 100,000 warrants at $2.50 per share, 100,000 warrants at $3.00 per share. As of the quarter ended March 31, 2005, the Company recorded a consulting expense of $92,956, or $.31 per share, with a deferred balance of $278,869, for the valuation of the 300,000 warrants. (computed using a Black-Scholes model with an interest rate of 3.22%, volatility of 104.25%, zero dividends and expected term of five years).

         On January 15, 2005, the Company issued Laurus warrants to purchase 165,000 shares of the Company's common stock with an exercise price of $2.00 per share which expire July 20, 2014. The warrants were issued as compensation to Laurus for the release of $398,595 of the restricted cash. The Company recognized interest expense from this issuance of $216,215.56, or $1.31 per share, during the quarter ended March 31, 2005. The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 3.22%, volatility of 88.93% and expected term of 10 years.

         On February 25, 2005, the Company issued warrants to purchase 300,000 warrants exercisable at $1.50 in accordance with the terms of the convertible term loan. (See Note 14 - Convertible Term Loan) The Company recognized interest expense from this issuance of $50,000 with a remaining debt discount of $219,488 to be amortized through September 30, 2005. (computed using a Black-Scholes model with an interest rate of 3.38%, volatility of 87.86%, zero dividends and expected term of five years).

         On February 25, 2005, the Company entered into a six month agreement for financial consulting services. The agreement stipulates that warrants to purchase 40,000 shares of restricted common stock to be issued, as follows: $1.50 per share and the Company recorded a consulting expense of $6,750 or $.90 per share, with deferred balance of $29,182 for the valuation of the 40,000 warrants, for the quarter ended March 31, 2005. (computed using a Black-Scholes model with an interest rate of 3.38%, volatility of 87.86%, zero dividends and expected term of five years).

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         The following table summarizes information about stock options and warrants outstanding at March 31, 2005:

                   Options Outstanding                                              Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                         Weighted         Weighted                       Weighted
            Range of                 Number               Average          Average          Number        Average
            Exercise              Outstanding at         Remaining        Exercise      Exercisable at   Exercise
             Price               March 31, 2005         Contractual        Price      March 31, 2005       Price
        --------------           -----------------      -----------       --------    -----------------  ---------
       $   6.40 - 100.00               242,125          9.79 Years        $  12.46          242,125      $  12.46
       $   3.00 -   6.39             1,714,000          5.79 Years        $   4.59        1,714,000      $   4.59
       $   1.50 -   2.99             3,042,279          5.89 Years        $   1.88        3,042,279      $   1.88
                    0.20                37,500          5.07 Years        $   0.20           37,500      $   0.20
                                     ---------                            --------        ---------      --------
                                     5,035,904                            $   3.02        5,035,904      $   3.02
                                     =========                            ========        =========      ========

NOTE 20 - RELATED PARTIES:
--------------------------

The balance due to a corporate principal stockholders controlled by a Director at March 31, 2005 was $50,355. (See Note 13)

NOTE 21 - GOING CONCERN:
------------------------

As reflected in the accompanying consolidated financial statements, the Company, has a net loss in 2005 of $2,394,978, cash used in operations in 2005 of $340,793 and an accumulated deficit of $29,674,175 at March 31, 2005, stockholders' deficiency of $1,979,132 and a working capital deficit of $2,864,424 at March 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 22 - SUBSEQUENT EVENTS:
----------------------------

In April 2005 the Company entered into a twelve month consulting agreement. In consideration for the services, the consultant is to be issued 150,000 warrants to purchase common stock at $1.50.

The Company also entered into a consulting agreement with a term of six months. In consideration, the consultant is to be issued 200,000 shares of restricted common stock.

In May 2005, the Company issued 5,000 shares of restricted common stock, valued at $1.00, to a debt holder in consideration of deferring payments through June 5, 2005.

The Company also issued 5,035 shares to a consultant for services rendered in April and May 2005, valued at $1.00.

         In April 2005, the Company entered into an agreement with Maxim Group, LLC to provide general financial advisory and investment banking services to on an exclusive basis. Under the terms of this agreement, the Company paid Maxim Group, LLC an initial retainer, and thereafter the Company pays the firm a monthly fee and reimbursement for expenses. Maxim Group is entitled to a fee for any financing transactions the Company may consummate; the Company also granted Maxim Group a right of first refusal as to additional financings transactions in which the Company may engage. The agreement may be terminated by either party on 30 days' notice, and the Company agreed to indemnify Maxim Group in certain circumstances.

On April 28, the Company's wholly owned subsidiary, Beverage Network of Hawaii, Inc. (BNHI) executed a lease for a facility containing office and warehouse space. The operation will move from its current facility, where it leases space month-to-month, to the new 2,750 sq. ft. space for a term of three years. The base rent for the three years is: $2,750, $2,877 and $3,025, respectively.

As of April 1, 2005 the Company has received an additional $425,000 as convertible term notes at 18% per annum, due September 1, 2005. (See Note 14 - Convertible Term Note)

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         It is the intent of Maxim and the Company to conduct a series of financings for the Company through private and public offerings as are described in more detail in the attached agreement. In the event these offerings are successful, the Company has agreed to compensate Maxim in accordance with the fee schedule attached to the agreement.

         On April 28, the Company's wholly owned subsidiary, Beverage Network of Hawaii, Inc. (BNHI) executed a lease for a facility containing office and warehouse space. The operation will move from its current facility, where it leases space month-to-month, to the new 2,750 sq. ft. space for a term of three years. The base rent for the three years is:
         $2,750, $2,877 and $3,025, respectively.

         As of April 1, 2005 the Company has received an additional $425,000 as convertible term notes at 18% per annum, due September 1, 2005. (See
         Note 14 - Convertible Term Note)

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

RESULTS OF OPERATIONS

         Our sales for the three months ended March 31, 2005 increased $1,929,126, or approximately 319%, from the comparable period in fiscal 2004. The increase in sales is attributable to the implementation of our acquisition strategy which we believe is the key driver to grow our company. Our sales for the three months ended March 31, 2005 includes revenues attributable to Ayer Beverages and Master Distributors, with no sales reflected in the comparable period of 2004, as a result of the acquisition being completed in the second and third quarters respectively of fiscal year 2004.We anticipate that our sales will continue to increase during the balance of fiscal 2005 as a result of the continued implementation of our acquisition strategy.

         The cost of goods sold as a percentage of sales for the three months ended March 31st 2005 was approximately 71% of sales as compared to approximately 86% for the comparable period in fiscal 2004. The improvement in our operating margins for the three months ended March 31, 2005 is attributable to a change in product mix sold as a result of the expansion or our business. During the period ending March 31, 2005 , we generated sales from both our proprietary products as well as the sale of third party beverage brands sold through our distributor subsidiaries; while the third party products have lower margins, we believe that the increased volume of sales attributable to a broader product line will in time create better margins and contribute to our overall profitability. Sales for proprietary brands were approximately 4% of sales for the three months ending March 31, 2005 as compared to approximately 5% of sales for the three months ending March 31, 2004.

         Total operating expenses for the three months ended March 31, 2005 decreased approximately $121,986 or 5%, from the three months ended March 31, 2004. For the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, This decrease, primarily includes:

         * a compensating increase of $88,434, or approximately 47%, in marketing and selling expense . Marketing expense includes marketing and promotion of Yohimbe Energy Drink and direct selling expenses. We anticipate that our marketing expense will increase during the course of fiscal 2005 in order for us to implement our strategy of developing and growing corporate owned brands.

         * an increase of $258,980, or approximately 624%, in warehouse and delivery, which includes truck leasing in New England and Maryland and truck repairs in New England. This increase is primarily attributable to the growth in the business as reflected in sales growth. We anticipate that our warehouse and delivery costs will increase as we acquire additional distribution companies and expand our routes in existing markets.

         * a decrease of $1,165,506, or approximately 68%, in compensation expense. Compensation expense includes cash and stock compensation issued to certain employees and to the board of directors. Included in the compensation expense for the period ending on March 31, 2004 is $1,350,000 attributable to the one time issuance of 500,000 shares of our common stock to the executives officers in February 2004. The 500,000 shares of our common stock were issued as bonuses to the executives of the Company. We do not presently anticipate that we will record any similar non-cash expenses during the balance of fiscal 2005. We anticipate that the cash component of our compensation expense will remain relatively constant during the balance of fiscal 2005, subject to increases if we acquire additional companies and their related personnel.

         * an increase of $9,681, or approximately 24%, in rent expense which is attributable to the addition of physical locations as a result of our various acquisitions during fiscal 2004 but offset by a one time credit of $24,000 for leasehold improvements completed in our Baltimore rented facility. We anticipate that rent expense will remain relatively constant during the balance of fiscal 2005, subject to increase if we acquire additional companies.

         * an increase of $464,571, or approximately 275%, in consulting fees, $47,623 of which relate to cash payments and $586,044 relate to stock based transactions. Of the cash transactions, $30,000 relates to the agreement which allowed us to acquire the rights to SPA water for the USA. The stock based transactions include amortization expenses of $156,299 for the HC Wainwright Retainer warrants. $105,000 deferred consulting payments to Morris Stodard and $304,810 to South Mountain Enterprises and SOS Resource Services for financial consulting services. We anticipate that consulting fees will show some increase as we will be outsourcing some of our financial and expansion needs during the balance of fiscal 2005.

         * an increase of $48,154, or approximately 69%, in professional fees which is primarily attributable to legal and accounting fees related to various financing transactions we have undertaken and the filing of a registration statement with the SEC to register the shares of our common stock underlying the securities sold in those financing transactions. We anticipate that professional fees will remain at these levels during the balance of fiscal 2005.

         * an increase of $31,401 or approximately 25% in loan and loan guarantee fees.

         * bad debt expense of $1,977 versus no bad debt expenses for the same period in 2004. This increase is primarily attributable to the increase in sales resulting from the acquisitions. We anticipate that bad debt expense will remain relatively constant during the balance of fiscal 2005, subject to increase if we acquire additional companies.

         * an increase of $140,322, or approximately 88%, in other general and administrative expenses. Other general and administrative expense includes non-recurring brand development costs, amortization of fixed assets and intangibles, insurance and utilities costs. This increase is primarily attributable to the acquisitions completed in 2004.

         Total other expense, net for the three months ended March 31, 2005 increased $728,791 or approximately 426,194% from the three months ended March 31, 2004. This increase is primarily attributable to interest expense of approximately $740,478 payable on $3,000,000 principal amount secured convertible note we issued in May 2004 to Laurus Master Fund, Ltd. and amortization of debt discount and deferred fees.. We anticipate that our interest expense will significantly increase during the balance of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

         We have a history of losses and at March 31, 2005 we had an accumulated deficit of $29,674,175 and a working capital deficit of $2,864,424

         Net cash used in operating activities for the three months ended March 31, 2005 was $340,793 as compared to $648,512 for the three months ended
March 31, 2004. The decrease was primarily attributable to:

         * an increase of approximately $363,560 in amortization of deferred consulting expenses,

         *        a decrease of approximately $32,445 in our net loss,

         * an offsetting decrease of approximately $706,270 of non-cash expenses related to expenses and settlements,

         Net cash used in investing activities for the three months ended March 31, 2005 was $5,887 as compared to $140,500 in the comparable three month period in fiscal 2004. Net cash provided by financing activities for the three months ended March 31, 2005 was $371,718 as compared to $790,890 for the three months ended March 31, 2004. The increase in 2004 is primarily attributable to proceeds from the sale of shares of our common stock whereas in the same period in 2005, we were subject to the restrictions of our SB-2 registration.

         The report from of our independent auditor on our audited financial statements at December 31, 2004 contains an explanatory paragraph expressing doubt as to our ability to continue as a going concern. While a significant portion of our net loss for the three months ended March 31, 2005 is non-cash, in order to sustain our current operations as well as to expand sales of our existing products we will require funds to satisfy our current obligations, increase our product inventory, move our subsidiary to a new facility in Maui and equip that facility with additional manufacturing equipment, and for receivable financing. We will also need funds to satisfy existing obligations, including the balance of notes due from the Master Distributors acquisition. We will also require additional capital to continue to implement our acquisition strategy. We do not presently have any commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. In addition, if we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales and meet our operating and financing obligations as they become due could be in jeopardy.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         For the quarter ended March 31, 2005, the Company issued shares of restricted common stock in consideration of services detailed below. The transactions, with the shares at market value on the date of grant, will be recognized according to the term of each respective agreement. The securities were issued in reliance of the exemption provided under section 4(2) of the Securities act of 1933. The consideration is as follows: (See Financial Statement footnote 19 - Common Stock for detail)

         377,546 for consulting services

         160,000 for the deferral of payments to certain debt holders

         100,000 for collateral on a term note

         4,472 for legal services rendered

         On April 7th, we entered into a consulting agreement with Adelphia Holdings, LLC.(Adelphia) in which Adelphia has been retained as a non exclusive financial advisor and investment banker. The agreement has a 12 month term and is subject to termination by either party at any time during the term upon written notice. In return for Adelphia's services under the agreement a copy of which is filed with this form 10 QSB, the company agreed to pay a monthly fee of $2,500 which would increase to $5,000 for each month that the agreement is in effect following the successful organization of financing by Adelphia for the company in excess of $1,000,000, The company has also agreed to issue 150,000 warrants to purchase 150,000 shares of the company's common stock at an exercise price of $1.50. The warrants vest, 50% upon the execution of the agreement and the balance vest monthly at 6,818 per month through the 12th month of the term. The agreement includes an exercise price ratchet in the event that the company transacts common stock at a price below the exercise proce of $1.50. The recipient was a sophisticated investor. The securities were issued in reliance of the exemption provided under section 4(2) of the Securities Act of 1933

         On April 18th, we entered into a six month term financial advisory agreement with Farrand Financial Services, LLC. The agreement is for financial services for which we have agreed to issue 200,000 shares of the company's restricted common stock. The agreement may be extended upon the mutual consent of the parties. The recipient was an accredited investor. The securities were issued in reliance of the exemption provided under section 4(2) of the Securities Act of 1933

         In April 2005, we entered into an agreement with Maxim Group, LLC to provide general financial advisory and investment banking services to us on an exclusive basis. Under the terms of this agreement, we paid Maxim Group, LLC an initial retainer, and thereafter we pay the firm a monthly fee and reimbursement for expenses. Maxim Group is entitled to a fee for any financing transactions we may consummate, and we granted Maxim Group a right of first refusal as to additional financings transactions in which we may engage. The agreement may be terminated by either party on 30 days' notice, and we agreed to indemnify Maxim Group in certain circumstances. The recipient was an accredited investor. The securities were issued in reliance of the exemption provided under section 4(2) of the Securities Act of 1933

         Our Series B Preferred shares pay a cumulative, semi-annual dividend of 6% per annum, payable at the Company's option in cash, registered shares of its common stock or additional shares of its Series B Preferred (See note 19 (A)- Preferred Stock). The dividends payable as of March 31, 2005, were $88,300. The company's board of directors has resolved to pay the dividends as registered shares of its common stock.

ITEM 3.  DEFAULT ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Beverage Network of Hawaii currently rents approximately 1,800 square feet in Wailuku, Hawaii on a month to month basis. We pay $1,103 per month rent. The primary use of this space is for our Hawaiian manufacturing and warehousing operations. We are scheduled to move to a larger FDA, USDA compliant production facility in May 2005. The new space in Wailuku, is 2,750 sq feet with a total monthly rent of $3,490. The landlord is an unaffiliated third party, the lease is for an initial term of three years, commencing May 15th 2005.

ITEM 6.  EXHIBITS

Exhibit No.                 Description

4.1        Form of Bridge Loan Promissory Note
4.2        Form of Warrant
10.1       Beverage Network of Hawaii Lease Agreement
10.2       Maxim Financial Advisory Agreement
31.1       Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2       Rule 13a-14(a)/15d-14(a) certificate of principal financial officer
32.1       Section 1350 certification of Chief Executive Officer

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                     Xstream Beverage Network, Inc.

                                     By: /s/ Theodore Farnsworth
                                     Theodore Farnsworth,
                                     CEO, principal executive officer and
                                     principal financial officer

Dated: May 23rd 2005