Form 10QSB
period 2005-06-30
XSTREAM BEVERAGE NETWORK, INC.
filed 2005-08-22
CIK 853833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 27,022,345 shares of common stock as of August 19, 2005.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         XSTREAM BEVERAGE NETWORK, INC.

                 Form 10-QSB for the period ended June 30, 2005

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

                                      INDEX

                                                                            PAGE
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet as of June 30, 2005 (Unaudited)....................4

Consolidated Statements of Operations
for the three and six months ended June 30, 2005
(Unaudited) and June 30, 2004.................................................5

Consolidated Statements of Cash Flows
for the six months ended June 30, 2005
(Unaudited) and six months ended June 30, 2004................................6

Notes to Consolidated Financial Statements (Unaudited)
As of June 30, 2005.........................................................7-25

Item 2.  Management's Discussion and Analysis or Plan of Operation............26

Item 3.  Controls and Procedures..............................................36

Part II  Other Information....................................................36

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........36

Item 3.  Default on Senior Securities.........................................37

Item 4.  Submission of Matters to a Vote of Security Holders..................37

Item 5.  Other Information....................................................38

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                          JUNE 30,
                                                                                           2005
                                                                                       ------------
ASSETS
      Current Assets:
          Cash                                                                         $    101,422
          Accounts Receivable, net of allowance for doubtful                                635,830
          accounts of $140,477
          Inventory                                                                         727,470
          Prepaid Expenses                                                                  123,408
          Other Current Assets                                                               15,007
                                                                                       ------------
              Total Current Assets                                                        1,603,137
                                                                                       ------------

      Property and Equipment                                                                371,804
      Less: Accumulated Depreciation                                                        (97,426)
                                                                                       ------------
      Property and Equipment, Net                                                           274,378
                                                                                       ------------
      Other Assets:
          Trademarks                                                                        303,017
          Customer Lists, net of accumulated amortization of $443,049                     1,716,314
          Goodwill                                                                        1,953,936
          Other Assets                                                                       36,887
                                                                                       ------------
              Total Other Assets                                                          4,010,154
                                                                                       ------------
TOTAL ASSETS                                                                           $  5,887,669
                                                                                       ============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
      Liabilities:
          Current Liabilities:
              Cash Overdraft                                                           $    210,127
              Loans and notes payable                                                       511,653
              Loans Payable - Related Party                                                 164,352
              Convertible Term Loan, net of discount of $363,612                            393,201
              Current Portion of Long Term Debt                                             609,856
              Accounts Payable                                                            2,043,389
              Accrued Expenses                                                              835,663
              Dividends Payable                                                             122,572
              Bottle Deposits                                                               108,394
              Derivative Liability                                                          473,684
              Other Current Liabilities                                                      24,755
                                                                                       ------------
                  Total Current Liabilities                                               5,497,646
                                                                                       ------------
          Long Term Liabilities:
              Long Term Notes, net of discount of $1,192,876                              3,274,152
              Other long term liabilities                                                    14,350
                                                                                       ------------
                  Total Long Term Liabilities                                             3,288,502
                                                                                       ------------
                  Total Liabilities                                                       8,786,148
                                                                                       ------------

          Preferred Series B ($0.001 par value, 43.2 Shares issued and outstanding),        697,714
              net of discount of $1,462,286
          Preferred Series B - Deferred Fees                                             (1,003,597)
                                                                                       ------------
                  Total Preferred Series B                                                 (305,883)
      Stockholders' Deficiency
          Preferred Stock, $0.001 par value,
              Series A, 200,000 shares issued and outstanding                                   200
          Common Stock, $0.001 par value, 50,000,000 shares authorized,
              25,786,261 issued and outstanding                                              25,786
                                                                                       ------------
          Additional Paid in Capital                                                     34,966,892
          Accumulated Deficit                                                           (32,873,949)
          Less: Deferred consulting expense                                              (1,801,084)
          Less: Deferred Fees                                                            (2,910,441)
                                                                                       ------------
                  Total Stockholders' Deficiency                                         (2,592,596)
                                                                                       ------------
TOTAL LIABILITIES & STOCKHOLDERS'  DEFICIENCY                                          $  5,887,669
                                                                                       ============

          See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------   --------------------------
                                                             2005           2004           2005           2004
                                                         -----------    -----------    -----------    -----------
Sales                                                    $ 2,738,350    $ 1,226,583    $ 5,272,037    $ 1,831,143

Cost of Goods Sold                                         1,981,917        863,483      3,789,432      1,381,122
                                                         -----------    -----------    -----------    -----------
Gross Profit                                                 756,433        363,100      1,482,605        450,021
Expense
   Warehouse & Delivery                                      295,202         86,696        595,656        123,415
   Marketing & Selling                                       231,723         68,414        506,876        109,888
   Compensation                                              444,939        838,161      1,002,334      2,561,062
   Rent                                                       79,665         44,141        129,319         84,114
   Consulting Fees                                           800,465        197,962      1,434,131        367,058
   Professional Fees                                          49,151         68,178        161,061        138,134
   Loan & Loan Guarantee Fees                                240,186         41,750        403,037        167,000
   Bad Debt Expense                                           14,926         17,064         16,903         17,064
   Loss on Derivative                                        473,684             --        473,684             --
   Other General & Administrative                            291,612        195,249        590,738        504,053
                                                         -----------    -----------    -----------    -----------
      Total Operating Expense                              2,921,553      1,557,615      5,313,739      4,071,788
                                                         -----------    -----------    -----------    -----------
Loss From Operations                                      (2,165,120)    (1,194,515)    (3,831,134)    (3,621,767)
Other Income/(Expense)
   Other Income                                                9,505         23,274         19,505         52,649
   Interest Income                                                --          1,156          1,526       (297,886)
   Interest Expense                                         (724,392)      (100,734)    (1,464,870)      (105,368)
   Settlement gain, (loss)                                     1,912          5,900          1,912        (15,021)
   Other expense                                                  --        (12,803)           (10)       (30,823)
                                                         -----------    -----------    -----------    -----------
      Total Other Income/(Expense)                          (712,975)       (83,207)    (1,441,937)      (396,449)
                                                         -----------    -----------    -----------    -----------
Net Loss                                                 $(2,878,095)   $(1,277,722)   $(5,273,071)   $(4,018,216)

Preferred Stock Dividends                                   (321,680)            --       (642,477)            --
                                                         -----------    -----------    -----------    -----------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                $(3,199,775)   $(1,277,722)   $(5,915,548)   $(4,018,216)
                                                         ===========    ===========    ===========    ===========

Net Loss per share - Basic and diluted                   $     (0.34)   $     (0.61)   $     (0.95)   $     (2.28)
                                                         ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding -Basic and diluted     9,281,718      2,106,611      6,256,500      1,763,196
                                                         ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                      2005           2004
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                          $(5,273,071)   $(4,018,216)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                                           45,450          6,048
Bad debts                                                              16,903             --
Amortization of deferred consulting and deferred fees               1,212,183             --
Amortization of debt discount and fees to interest expense            913,289         73,958
Amortization of intangibles                                           215,937         56,160
Liquidated damages for untimely filing of SB-2 registration           162,000             --
Loss on derivative liability                                          473,684
Loss on coversion of debt                                                  --         23,921
Stock based settlement gain/loss                                           --         (3,000)
Stock based loan fee                                                       --        375,000
Interest Income on subscriptions receivable                                --        299,042
Stock based expenses                                                  552,502      1,826,516

Changes in operating assets and liabilities:
Accounts receivable                                                    16,227       (104,436)
Inventory                                                              97,952        (57,250)
Other current and non-current assets                                  362,169        (46,769)
Accounts payable                                                      305,484         20,665
Accrued expenses                                                       56,670         87,218
Other current and non-current liabilities                              15,682        (32,141)
                                                                  -----------    -----------

Net cash used in operating activities                                (826,939)    (1,493,284)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                 (10,651)       (18,187)
Payment for purchase of Ayer Beverage, net of cash acquired                --       (100,000)
Payment for purchase of Maui Juice Brand, net of cash acquired             --        (25,000)
Payment for purchase of Pacific Rim, net of cash acquired                  --        (15,500)
                                                                  -----------    -----------

Net cash used in investing activities                                 (10,651)      (158,687)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans                                          --         32,500
Proceeds from non-related party loans                                 725,000             --
Repayments of non-related party loans                                 (55,441)      (237,107)
Repayment of related party loans                                      (25,000)       (94,460)
Cash overdraft                                                        210,127             --
Subscription receivable                                                    --      1,535,736
Loan proceeds, net of issuance costs                                       --      2,869,000
                                                                  -----------    -----------

Net cash provided by financing activities                             854,686      4,105,669
                                                                  -----------    -----------
Net cash increase                                                      17,096      2,453,697
Cash at beginning of period                                            84,326         51,764
                                                                  -----------    -----------
Cash at end of period                                             $   101,422    $ 2,505,461
                                                                  ===========    ===========
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
     Interest paid                                                $   193,562    $   105,368
     Taxes paid                                                   $        --    $        --

           See accompanying notes to consolidated financial statements

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - ORGANIZATION:

         XStream Beverage Network, Inc. is an operating brand development and distribution company and completed the first five acquisitions anticipated in its business strategy as follows:

         Beverage Network of South Florida, ("BNSF)          April 9, 2003
         Beverage Network of Connecticut, Inc. ("BNCT")      May 1, 2003
         Beverage Network of Hawaii ("BNHI")                 March 1, 2004
         Beverage Network of Massachusetts ("BNMA")          March 15, 2004
         Beverage Network of Maryland, Inc. ("BNMD")         July 1, 2004

         These acquisitions were accounted for under the purchase method.

NOTE 2 - STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION:

         BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES

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

         INTANGIBLE ASSETS

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         acquisition. Between April 2003 through December 31, 2004, the Company acquired five beverage distribution companies together with a natural juice company and certain intellectual property rights related to other new age beverage names. The Company's intangible assets, including goodwill, trademarks and customers lists, were acquired in these acquisitions.

         DERIVATIVE INSTRUMENTS

         The Company accounts for derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133," and SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. The Company entered into an equity exchange agreement to provide an alternate source of operating capital which, if utilized in the future, will allow the Company to continue its growth strategy. The Company's accounting policies for these instruments are based on the fair market value of the stock price as of the balance sheet date. The criteria for designating the reflection as either an asset or liability is directly associated with the stock price which determines the instrument's effectiveness in providing a future economic benefit gains and losses from changes in fair values of derivatives, as they are not designated as hedges for accounting purposes, are recognized in the consolidated statement of operations. The Company has no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in our second quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

         In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non- monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

         In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - RESTRICTED CASH:

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

NOTE 4 - NET LOSS PER COMMON SHARE:

         Basic net income (loss) per common share (Basic EPS) does not include common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the six months ended June 30, 2005 and 2004, the diluted loss per share is the same as basic loss per share since the effect of all common stock equiv- alents was antidilutive. The total outstanding warrants which have been excluded from the calculation of loss per share, were 6,188,795 and 727,471 at June 30, 2005 and 2004, respectively. In addition as of June 30, 2005 and 2004, the Company has convertible preferred stock that could convert into 1,640,000 and -0- shares of common stock, respectively. The Company also has convertible notes that could convert into 3,380,422 and -0- shares of common stock at June 30, 2005 and 2004, respectively, (See Note 18 - Long Term Notes Payable & Debt Discount). The potential dilutive effects of the convertible preferred stock and convertible notes have been excluded from the calculation of net loss per common share.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 5 - INVENTORY:

         Inventories are stated at the lower of cost or market determined in a "first-in, first-out" basis. The inventory balance consisted of the following:

                                              JUNE 30, 2005
                                              -------------
         Resalable products                     $681,031
         Proprietary brand raw materials          46,439
                                                --------
         Total:                                 $727,470
                                                ========

NOTE 6 - PREPAID EXPENSES:

         The prepaid expense balance consisted of the following:

                                        JUNE 30, 2005
                                        -------------
         Warehouse/Office Supplies           7,283
         Service Contracts                   6,417
         Rent                                7,650
         Insurance                          25,868
         Inventory                          76,190
                                          --------
         Total:                           $123,408
                                          ========

NOTE 7 - FIXED ASSETS:

         Property and equipment, net of accumulated depreciation was $274,378 at June 30, 2005. Depreciation expense for the six months ending June 30, 2005 and June 30, 2004 was $45,450 and $6,048, respectively.

Property and equipment at June 30, 2005 is as follows:

                                             JUNE 30, 2005
                                             -------------
         Delivery Trucks                       $ 110,198
         Warehouse Equipment                      37,875
         Coolers                                  72,777
         Office Equipment                         99,252
         Furniture & Fixtures                     14,945
         Leasehold Improvements                   36,757
                                               ---------
                                                 371,804
         Less: Accumulated depreciation          (97,426)
                                               ---------
         Net                                   $ 274,378
                                               =========

NOTE 8 - TRADEMARKS:

         Trademarks consist of the following:

                           JUNE 30, 2005
                           -------------
         Maui Juice          $ 48,000
         Squeeze Soda         255,017
                             --------
            Total:           $303,017
                             ========

         In March and January 2004, respectively, the Company acquired the Trademarks of Maui Juice Company and Squeeze. Management believes that these trademarks have indefinite life cycles based on the market life of the products. In accordance with SFAS No. 142, the Company has determined that the trademarks acquired for Maui Juice Company and Squeeze have indefinite lives, as supported by the Company's ability and intent to renew the trademarks as legally required and management's belief that these products have indefinite life cycles based on the market.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 9 - CUSTOMER LIST:

         The table below summarizes the balance of customer lists as of June 30, 2005:

                                                       JUNE 30, 2005
                                                       -------------
         Beverage Network of Hawaii, Inc.               $    38,350
         Beverage Network of Massachusetts, Inc.            147,773
         Beverage Network of Maryland, Inc.               1,973,240
                                                        -----------
                                                          2,159,363

         Accumulated Amortization:                         (443,049)
                                                        -----------
                  Total:                                $ 1,716,314
                                                        ===========

         As a result of the acquisitions of the assets of Ayer Beverages, Pacific Rim Natural Juice Company and Master Distributors, Inc., the Company recorded an identifiable intangible asset classified as customer lists. Acquired customer lists are considered to have a finite life pursuant to SFAS No. 142 to be amortized over the period the asset is expected to contribute to the future cash flows. The customer lists are being amortized over a five- year period. Management does not believe that there have been any events or circumstances that have resulted in the need for a revision to the remaining period of amortization as defined in SFAS No. 142.

NOTE 10 - GOODWILL:

         Acquired goodwill is considered to have an indefinite life pursuant to SFAS No. 142 and accordingly is not amortized but subject to periodic impairment tests.

         The table below summarizes the balance of goodwill as of June 30, 2005:

                                                                June 30, 2005
                                                                -------------
         Beverage Network of Hawaii, Inc. ("BNHI")               $   44,695
         Beverage Network of Massachusetts, Inc. ("BNMA")           171,620
         Beverage Network of Maryland, Inc. ("BNMD")              1,737,621
                                                                 ----------
                  Total:                                         $1,953,936
                                                                 ==========

         Pursuant to SFAS No. 142, goodwill of a reporting unit is required to be tested for impairment on an annual basis and between annual tests in certain circumstances. Testing for impairment, beyond an annual basis, is required if there is a significant adverse change in the entity carrying the goodwill. The Company evaluates the carrying value of intangible assets as of the fiscal year end for all entities. The Company engaged the services of an independent firm to conduct a valuation of the goodwill for both BNHI and BNMA. The independent valuation report deemed it not necessary to adjust the current balances of goodwill; management will re-evaluate each entity periodically using the same valuation criteria to determine if adjustments to goodwill are necessary. Management is currently having a goodwill valuation performed for BNMD, the results of which will be reported in the September 30, 2005 10-QSB.

NOTE 11 - OTHER ASSETS:

         The balance of other assets in the amount of $36,887 as of June 30, 2005 is comprised of rental security deposits.

NOTE 12 - ACCRUED EXPENSE-SALARIES, ACCRUED EXPENSE-OTHER:

         Effective February 5, 2004, the Company executed revised employment agreements for its Chairman, President, and Vice President stipulating

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         an annual base compensation of $130,000 each. Accrued compensation reflecting officers, new hires, and acquisitions, for the period ending June 30, 2005 was as follows:

         Accrued Expense-Salaries: Officers/Directors          $328,909
         Accrued Expense-Salaries: Other                        200,889
         Accrued Expense-Liquidated Damages                     286,200
         Accrued Expense-Other                                   19,665
                                                               --------

                                Total Accrued Expenses:        $835,663
                                                               ========

         The Company has accrued salaries of $328,909, in aggregate, due to the Chairman, President and Vice President. The remaining balance of accrued salaries of $200,889 consists of $36,908 due to a former employee and $163,981 of current payroll paid in July 2005.

NOTE 13 - DIVIDENDS PAYABLE:

         The Series B Preferred pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of the Company's common stock or additional shares of Series B Preferred (See note 21 (A)- Preferred Stock). The dividends payable as of June 30, 2005, was $122,572.

NOTE 14 - DERIVATIVE LIABILITY:

         The Company has entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. The price per common share was based on a discount of 20% from the closing price of the common stock on May 26, 2005. The U.S. government bonds were issued at current market value. The institutional investors participating in the transaction are Nieodparty Inc., Bindes Holdings, Inc., Krachtig, Inc., Presvedcivy Inc., Puissant Capital Inc., Triftig Holdings Inc., Ellenallhatatlan Inc., Potente Capital Inc., Neapgazams, Inc., Forte Capital Inc., Convingator Inc., Penge Equities, Inc., Gelt Investments, Inc., Cref Enterprises, Inc., Painava, Inc., and Uberzeugend, Inc. The common shares provided to the investors in exchange for the bonds were issued pursuant to an exemption from registration under the Securities Act of 1933 by virtue of Section 4(2) of that Act.

         Bonds as Assets: At issue is whether the bonds received from the Investors as payment for the issuance of 19,736,848 common shares should be reflected as paid in capital on the Company's balance sheet. The definition of an asset, in paragraph 25 and 26 of FASB Concept Statement No. 6 (Elements of Financial Statements), says:

         Assets are probable future economic benefits obtained or controlled by a particular entity as a result of past transactions or events.... An asset has three essential characteristics:

            (a) it embodies a probable future economic benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflows,
            (b) a particular entity can obtain the benefit and control others'
                access to it, and
            (c) the transaction or other event giving rise to the entity's right to control of the benefit has already occurred.

         Though not present in the documentation related to either the private placement with the Investors nor the agreements with Cogent, the Company believes that the Investors would not have purchased the stock if the Company had not entered into the agreements with Cogent. Because of this there was no current economic benefit to the company. The completed bridge loan that was contingent upon both the private placement with the Investors and the Cogent agreements does not count as an economic benefit to the company. Neither does the use of the bonds as collateral in the Credit Support Annex with Cogent. The

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         Company's ability to use the bonds as collateral on additional future borrowing (subject to Cogent's first position) does not create an economic benefit to the Company.

         The future economic benefit is only obtained as a result of a probable future transaction--not a past transaction or event. That is, the future price of the stock must be greater than zero. At the outset of this transaction the Company does not have the benefit of the US Treasury securities (the completed bridge loan contingent on the transaction, the use of the Treasuries as collateral with Cogent, and the ability to use with future lenders, notwithstanding) and cannot control Cogent's access to it at some future date unless the stock price is greater than zero (as is required by (b) above). Lastly, condition C has not been met. As used in the definition, probable means that which can reasonably be expected or believed on the basis of available evidence or logic.

         The US Treasury securities are a contingent asset. Contingent assets have been defined as a possible asset that arises from past events and whose existence will be confirmed only by the occurrence or non-occurrence of one or more uncertain future events not wholly within the entity's control. Contingent assets are recorded only when it is no longer a contingent and it either has been received or it is virtually certain of receipt.

         In summary, this transaction should not be recorded as an asset and an increase to equity until the Company has an unequivocal right to the proceeds from the transfer of its shares. This would occur when the Company chooses to register the shares and once the registration is effective the Company then chooses to close out the Equity Swap. The shares would be recorded at par with a debit to additional paid in capital. The asset would then be recorded when it has been received (or is virtually certain of receipt) by the company without any possibility or potential offset.

         In conjunction with this investment, the Company and Cogent Capital Corp. entered into an escrow agreement with the investors as well as Cogent pursuant to which the 15,789,472 shares, as well as the bonds, were deposited with the designated escrow agent. In addition, the Company and Cogent Capital Corp. entered into the following agreements:

          1. 2002 Master Agreement conforming to the form of the International Swaps and Derivatives Association, Inc.;

          2. Credit Support Annex to the Master Agreement consistent with the ISDA form;

          3.    Equity swap transaction letter of agreement; and

          4.    Equity option transaction letter of agreement.

         Under the terms of the equity swap, the 15,789,472 common shares and the bonds are maintained in escrow until the earlier of 42 months or such time as all of these shares are covered by an effective registration statement filed with the SEC. The Company, however, is not obligated to register the common shares. In addition, the Company unilaterally can terminate the agreement by exercising the call option for the common shares in escrow. At such time as the Company completes a registration statement covering the 19,736,848 common shares of the Company or the common shares have satisfied the holding period under Rule 144-K at June 10, 2007, whichever date occurs first, the Company will have the right on a quarter annual basis to have $2,500,000 in value of bonds released from the escrow account. To the extent that the closing price of the common shares averaged over the last 10 trading days of each quarter annual period does not equal or exceed $0.95 per share, the Company will be required to transfer to Cogent Capital Group an amount equal to 1/6 of the sum represented by 15,789,472 multiplied by $0.95 less the price of the common shares averaged over the last 10 days of each quarter annual period. Any amount exceeding $0.95 per share would be paid directly to the Company using the formula 1/6 of the price of the common shares averaged over the last 10 days of each quarter annual period less $0.95 multiplied by 15,789,472. As of June 30, 2005 the 10 day average price per share was $0.92; the Company recorded a derivative liability in the amount of $473,684.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         The Company also has the right pursuant to a call option to acquire its common shares in escrow on June 10, 2007 at a price equal to their fair market value at exercise of the option. Cogent Capital Corp. would remain collateralized on the equity swap by the bonds up to $15,000,000.

         During the period of the escrow, Cogent Capital Corp. will also receive interest on the amount of $15,000,000 at a rate equal to LIBOR +125 basis points, payable monthly. As the escrowed bonds are released to the Company, the amount upon which that the Company is paying interest reduces by a commensurate amount.

         As an initial entrance amount in the equity swap transaction, Cogent Capital Corp. has received 1,381,579 common shares of the Company, (See
         Note 21 - (B) Common Stock).

NOTE 15 - LOANS PAYABLE AND  LOANS PAYABLE, RELATED PARTY:

         XStream Beverage, Inc. ("XBI"), a principal stockholder of the Company owned by XStream's chairman, periodically loans money to XStream. XStream's loans from XBI are undocumented, non-interest bearing, and due on demand. The balance due was $50,355 at June 30, 2005.

         In October 2004, a shareholder advanced $137,000 to the Company as an interest bearing demand note at 6% per annum with no specified term. The principal balance with accrued interest was $113,997 at June 30, 2005.

         Loans Payable:

         Bank Line of Credit 6% per annum (1)                     $  11,200
         Automotive equipment loan (1)                                  923
         March 2004, $22,692 Plus 8% interest per year,
          due June 2004 (loan in arrears) (1)                        23,130
         March 2004, non-interest bearing, due April, 2005           72,934
          due April, 2005 (loan in arrears) (1)
         July 2004, interest bearing demand note 6%
          per annum, (2)                                            403,466
                                                                  ---------
           Total Loans Payable - Other                              511,653

           Loans Payable, Related Party                             164,352
                                                                  ---------
           Total Loans Payable                                    $ 676,005
                                                                  =========

         (1) Resulted from the acquisition of Beverage Network of Massachusetts, Inc.("BNMA") (See 2004 10K-SB/A: Note 3 Acquisitions)
         (2) Resulted from the acquisition of Beverage Network of Maryland, Inc. ("BNMD") (See 2004 10K-SB/A: Note 3 Acquisitions)

NOTE 16 - CONVERTIBLE TERM LOAN:

         The balance of the convertible term notes, accrued interest and related debt discount at June 30, 2005, is as follows:

         Term note 18% per annum           $ 725,000
         Accrued interest                     31,813
         Less: debt discount                (363,612)
                                           ---------
                                           $ 393,201
                                           =========

         In February 2005, the Company secured $300,000 in financing from select accredited investors as convertible term notes at 18% per annum, due September 1, 2005. The Company received an additional $300,000 and $125,000, during April and May, respectively; and mature on various dates ranging from September 1, 2005 to November 15, 2005. As a pledge for collateral, the Company issued 100,000 shares of restricted common stock to be held in escrow (See Note 21 (B) - Common Stock. Should the Company default, the exercise price of the warrants automatically

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         reduce by 5% for each 30 day period in which the Company remains in default. The balance of principal and accrued interest was $756,813 as of June 30, 2005.

         Attached to the notes was a provision whereby the purchasers were issued common stock warrants, with a five year term and exercisable at $1.50, in an amount equivalent to the face value of each note. The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The 725,000 warrants issued to the debt holders were valued at $338,454 along with a beneficial conversion feature inherent in the notes in the amount of $386,546. The Company reflected the value of the warrants and beneficial conversion as debt discount, with an increase to additional paid-in capital, to be amortized over the term of the notes. As of June 30, 2005, interest expense from amortization of debt discount and remaining balance of debt discount were $361,388 and $363,312, respectively.

NOTE 17 - CURRENT PORTION, LONG TERM DEBT:

         The current portion of long term debt as of June 30, 2005 is as follows (See note 18 below):

         July 2004, secured convertible Note 6% interest per annum $353,584 May 2004, secured convertible Note prime +2% interest
          per annum                                                   211,765
         March 2004, demand note 6% interest per annum, due
          April 2012                                                   44,507
                                                                     --------
                                    Total:                           $609,856
                                                                     ========

NOTE 18 - LONG TERM NOTES PAYABLE & DEBT DISCOUNT:

         The following table reflects long-term notes as of June 30, 2005:

         Interest bearing demand note 6% per annum, due
          April 2012 (Maui Trademark)                              $   182,430
         Secured 6% convertible note ("BNMD")                        2,000,336
         Senior secured convertible note ("Laurus")                  2,894,118
         Debt discount on senior secured convertible note           (1,192,876)
                                                                   -----------
                                                                     3,884,008

         Current portion of 6% interest bearing demand note            (44,507)
         Current portion of secured 6% convertible note               (353,584)
         Current portion of Senior Secured convertible note           (211,765)
                                                                   -----------
                                                                   $ 3,274,152
                                                                   ===========

         On March 1, 2004, our wholly owned subsidiary, XStream Brands, Inc., a Florida Corporation, ("XStream Brands"), entered into an Assignment of Trademark with The Maui Juice Company. The purchase price for the assignment of the Trademark was $255,017 in cash with $25,000 paid at the acquisition date and $230,017 to be paid under the terms of the agreement, (See 2004 10K-SB/A: Note 3 Acquisitions). The balance due as of June 30, 2005 was $182,430. The Company is in arrears on repayments according to the terms of the note, however, it is not in default.

         On July 9, 2004, the Company's wholly owned subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), (a Florida Corporation) announced it has completed, the acquisition of substantially all of the assets and certain liabilities of Master Distributors, Inc. Pursuant to the terms of the agreement, the Company issued a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum. The Company executed an amended agreement to defer all payment of the note until June 15, 2005. The holder, at his discretion, may elect to receive XStream stock in lieu of a cash payment. The minimum conversion is $25,000 at a predetermined value of $5.20 per share. In January 2005, the Company issued 150,000 shares of restricted common stock to the principal owner of Master Distributors,

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         Inc. as consideration for deferring all debt payments until June 15th 2005, (See 2004 10K-SB/A: Note 3 Acquisitions). The balance due as of June 30, 2005 was $2,000,336. The Company is in arrears on repayments according to the terms of the note, however, it is not in default.

         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds"). The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate per annum of prime plus two percent and has a term of three years (May 14, 2007). The Note is convertible into shares of the Company's common stock, only upon effectiveness of a registration statement registering the underlying shares, at a fixed price of $4.60 per share for the first $50,000 with the remaining $2,950,000 convertible at a fixed price of $5.20 per share, a premium to the 22-day average closing share price as of May 14, 2004. The first conversion price was reduced to $1.50 per share as a result of the Series B financing transaction, (See Note 19 - Mezzanine Debt).

         In connection with the financing, Laurus Funds was also issued a Warrant (the "Warrant") to purchase up to 225,000 shares of the Company's common stock. The warrants are exercisable as follows: 75,000 shares at $6.40 per share; 75,000 shares at $7.80 per share and the balance at $9.00 per share. The Company recorded a debt discount of (i) $822,000 for the valuation of the 225,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 149%, zero dividends and expected term of three years);
         (ii) $597,251 for a beneficial conversion feature inherent in the note and (iii) $131,000 for debt issuance costs paid to affiliates of the lender, for a total discount of $1,550,251. The $822,000 and $131,000 are being amortized over the term of the note. Since the conversion is contingent on the effectiveness of the registration statement, which date cannot be determined, the Company will begin amortizing the $597,251 over the remaining term of the debt once the registration statement is declared effective. Accumulated amortization of the debt discount through June 30, 2005 was $357,375.

         To secure the payment of all obligations, Xstream Beverage Network, Inc "XBNI" and its subsidiaries entered into a Master Security Agreement which assigns and grants to Laurus Funds a continuing security interest in all of the following property now owned or at any time upon execution of the agreement, acquired by XBNI or its subsidiaries, or in which any Assignor now has or at any time in the future may acquire any right, title or interest (the "Collateral"): all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, tradestyles and any other intellectual property, in each case, in which any Assignor now has or may acquire any right, title or interest, all proceeds and products thereof, (including, without limitation, proceeds of insurance), and all additions, accessions and substitutions. In the event any Assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and has obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus Funds agrees to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

         The Secured Term Note Agreement stipulates the note to be repaid using cash payments along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulate that beginning September 1, 2004, or the first Amortization Date, the Company shall make monthly payments to Laurus Funds on each Repayment Date until the Maturity Date, each in the amount of $1,470.59 (the "Tranche A Monthly Principal Amount"), together with any accrued and unpaid interest to date on such portion of the first Fifty Thousand Dollars ($50,000) aggregate principal amount of the Note ("Tranche A") and each in the amount of $16,176.47 (the "Tranche B Monthly Principal

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         Amount"), together with any accrued and unpaid interest to date on such portion of the next Two Million Nine Hundred Fifty Thousand Dollars ($2,950,000) aggregate principal amount of the Note ("Tranche B"). The conversion repayment states that each month by the fifth (5th) business day prior to each Amortization Date, the Laurus Funds shall deliver to the Company a written notice converting the Monthly Amount payable on the next Repayment Date in either cash or Common Stock, or a combination of both. If a Repayment Notice is not delivered by Laurus Funds on or before the applicable Notice Date for such Repayment Date, then the Company pays the Monthly Amount due in cash. Any portion of the Monthly Amount paid in cash shall be paid to Laurus Funds in an amount equal to 102% of the principal portion of the Monthly Amount due. If Laurus Funds converts all or a portion of the Monthly Amount in shares of Common Stock, the number of such shares to be issued by the Company will be the number determined by dividing the portion of the Monthly Amount to be paid in shares of Common Stock, by the applicable Fixed Conversion Price, as adjusted at $1.50. The balance of the Secured Term Note, less debt discount, was $1,701,242 as of June 30, 2005. The Company is in arrears on principal payments according to the terms of the note, however, it is not in default.

         The allocation of proceeds was as follows: $131,000 was distributed for management, due diligence/documentation fees and escrow agent fees, $102,292 to payoff a term loan and line of credit at a commercial lending institution; $50,000 paid to Master Distributors, Inc., as a deposit, and $266,708 to the company as operating capital. The balance of $2,450,000 was deposited by Laurus Funds on behalf of the Company into an account, which is in the sole dominion and control of Laurus Funds. The purpose of the account is to ensure funds are readily accessible for the cash-financing portion of acquisitions or for any other purpose that Laurus Funds deemed appropriate for use of such funds. In February, 2005 Laurus released substantially all of the remaining balance of the restricted cash, (See Note 3 - Restricted
         Cash).

         A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 2% of the note balance, per month, accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, and resubmitted on January 31, 2005. As per the stipulations of the agreement, there are $286,200 accrued liquidated damages due as of June 30, 2005. (See Note 12 - Accrued Expense Salaries, Accrued Expense Other)

NOTE 19 - MEZZANINE DEBT:

         On August 2, 2004, Xstream Beverage Group, Inc. sold 43.2 shares of its Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents, (stipulating the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term), the transaction was classified as Mezzanine Financing and the balance of the $2,160,000 gross proceeds is reflected as of June 30, 2005, (See Note 21 (A) - Preferred Stock).

NOTE 20 - COMMITMENTS AND CONTINGENCIES:

         FACILITY LEASES

         Effective December 1, 2003, XStream terminated its month-to-month lease at its corporate headquarters in Boca Raton and co-located with its subsidiary, BNSF. BNSF renewed the lease for twelve months in November, 2004. The current facility is 7,200 sq. ft. at a monthly rate of $4,776. Rent expense for the period ending June 30, 2005, was $30,489.

         BNCT leases a 13,622 square foot facility in Bristol, CT. The rent is $5,676 per month and the lease expires in October 2008. Rent expense for the period ending June 30, 2005, was $34,055.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         BNHI assumed the current lease as part of acquiring the assets of Pacific Rim. The terms were month-to- month with rent of $1,038 per month. In March of 2004, BNHI entered into a month-to-month lease agreement for management facilities with monthly rent of $2,200. The space was being utilized as housing for marketing consultants and other individuals active in expanding the brand and current distribution territory. Subsequently, in April of 2005, Xstream entered into a three year lease agreement for the benefit of BNHI. The lease provides for 2,750 square feet of retail, office, and warehouse space at a cost of $2,750 per month plus real estate taxes and escalation. Rent expense charged to operations for the period ending June 30, 2005 was $21,519.

         BNMA assumed the lease from Ayer Beverage, Inc., consisting of a 4,300 square foot facility at a cost of $1,688 monthly. The current lease expired on June 30, 2005 and the Company is exercising its rights to renewal. Monthly rents are at a cost of $1,688. Rent expense charged to operations for the period ending June 30, 2005 was $10,525.

         BNMD assumed the lease from Master Distributors, Inc., consisting of a 70,261 square foot facility at a current cost of $24,775 monthly. The current lease expires on March 31, 2008, and the Company is provided with an annual credit each March, equivalent to one months' rent. BNMD also subleases to four tenants 12,250 sq. ft. of warehouse space along with parking spaces adjacent to the building. The total space subleased yields $14,950 per month which is offset against rent expense. The total rent charged to operations for the period was $32,731 as of June 30, 2005.

NOTE 21 - STOCKHOLDERS'DEFICIENCY AND RECAPITALIZATION:

         (A) PREFERRED STOCK

         The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value. The Board of Directors is authorized to issue two series of preferred stock and to fix the designation, powers, preferences, and rights of the shares of each series. In addition, the Company may pay dividends of common stock to preferred stockholders. In October 2001, the Board of Directors authorized Series A preferred stock, which is cumulative voting and convertible and does not have dividend rights. Each share of preferred stock is convertible to one share of common stock and each share of preferred stock is entitled to 5 votes on each matter submitted to a vote of the total capital stock of the Company. There were 200,000 preferred Series A shares outstanding at June 30, 2005.

         On August 2, 2004 XStream sold 43.2 shares of Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. XStream received gross proceeds of $2,160,000. The designations, rights, and preferences of the Series B Preferred provide that the Series B shares (i) have a liquidation preference of $50,000 per share; (ii) are convertible into shares of XStream common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The conversion price is subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event, Xstream issues or sells any additional shares of common stock or other securities, which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. Holders are restricted in their ability to convert the Series B Preferred into common stock if at the time of conversion the number of shares of common stock to be issued, together with all other shares of common stock owned by the holder, would result in the holder owning in excess of either 4.9% or 9.9% of the then issued and outstanding shares of Company's common stock, subject to a waiver by the holder of these limitations upon 61 days notice to the Company. Gross proceeds of $2,160,000 from the issuance of 43.2 shares of Series B Preferred, five year Series A detachable common stock purchase warrants to purchase

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         1,440,000 shares of the Company's common stock with an exercise price of $2.00 per share and five year Series B detachable common stock warrants to purchase 720,000 shares of the Company's common stock with an exercise price of $4.00 per share. The Series B Preferred, which has a liquidation preference of $50,000 per share, is convertible into shares of the Company's common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The estimated fair value of the warrants and the beneficial conversion feature, in accordance with EITF 00-27, is $2,160,000, which is allocated to additional paid in capital and recorded as a dividend over the term of the Series B Preferred, 42 months. The Company recorded $642,477 of dividends, for the six month ending June 30, 2005, of the discount to dividend.

         The holders have the right to require Xstream to redeem all, or a portion of the shares of the Series B Preferred under certain circumstances, including (i) upon the occurrence of a Major Transaction (as that term is defined in the designations of the Series B Preferred). In this event, the redemption price would be equal to 100% of the liquidation preference plus all accrued but unpaid dividends, and (ii) upon the occurrence of a Triggering Event, (as that term is defined in the designations of the Series B Preferred).

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

         So long as the Series B Preferred is outstanding, without the consent of the holders of at least 3/4 of the outstanding shares of Series B Preferred the Company cannot; (i) amend the provisions of the Series B Preferred, (ii) repurchase, redeem or pay any dividends on its common stock or any other securities which rank junior to the Series B Preferred, (iii) amend the Articles of Incorporation or By-laws in a manner which would materially and adversely affect any right of the Series B Preferred, (iv) make any distribution with respect to any junior security, (v) voluntarily file for bankruptcy, liquidate its assets or make an assignment for the benefit of its creditors (vi) change the nature of its business, or, (vii) so long as at least $1,500,000 of the Series B Preferred is outstanding, (which represents 30 shares), authorize or create any class of securities which ranks senior to our pari passu with the Series B Preferred.

         The Series B Preferred has no voting rights, it ranks senior to Xstream's common stock and to all other classes of its securities which do not specifically provide that they are senior to the Series B, but subordinate to all of the Company's indebtness, and it pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of common stock or additional shares of the Company's Series B Preferred. The dividends payable as of June 30, 2005, were $122,572, (See Note 13 - Dividends Payable). If Xstream chooses to pay the dividends in registered shares of the Company's common stock, the shares are valued at the then conversion price of the Series B Preferred and if Xstream chooses to pay the dividends in shares of Series B Preferred, those shares are valued at the liquidation preference of the stock.

         (B) COMMON STOCK

         On January 3, 2005, the Company entered into a one year agreement for consulting services. As consideration for these services, the

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         consultant was issued 150,000 restricted shares of the Company's common stock valued at $1.70, the closing price of the stock on the grant date. The Company recognized consulting expense of $127,500 for the six months ended June 30, 2005, with a remaining deferred component of $127,500.

         In January 2005, the Company entered into a second, one year agreement for consulting services. As consideration for these services, the consultant was issued 200,000 restricted shares of the Company's common stock valued at $1.67, the closing price of the stock on the grant date. The Company recognized consulting expense of $167,000 for the six months ended June 30, 2005, with a remaining deferred component of $167,000.

         On February 8, 2005, the Company issued 10,000 shares of its restricted common stock in consideration of a debt holder for deferring cash payments that were due on October 15, 2004 and January 15, 2005, respectively. The shares were valued at $1.40, the closing price on the date of grant. Interest expense in the amount of $14,000 was recognized for the six months ending June 30, 2005.

         The Company also issued 150,000 shares of its restricted common stock to Morris Stodard, principal of Master Distributors, (See 2004 10-K SB/A, Note 3, Acquisitions), in consideration for deferring all cash payments until June 15, 2005. The Company is in arrears on repayments according to the terms of the note, however, it is not in default. The stock was valued at $1.62, the closing price on the date of grant. For the six months ended June 30, 2005, the Company recognized interest expense of $243,000.

         The Company issued 4,472 shares of restricted common stock for legal services rendered. The shares were valued at $1.50, the closing price on the date of grant, with an expense of $6,708 being recognized as of June 30, 2005.

         The Company entered into a consulting agreement for a term of six months. As consideration for services, the consultants were granted 15,000 shares of restricted common stock valued at $1.20. This was the closing price of stock on the date of grant resulting in an expense of $16,500 with a deferred balance of $1,500 as of June 30, 2005.

         Pursuant to the terms of a consulting agreement commencing in October 2004, the Company issued 8,000 shares of restricted common stock for services rendered. The shares were valued at $1.20 and the Company recognized a consulting expense of $9,600.

         According to the terms of the convertible term loan, (See Note 16 - Convertible Term Loan), the Company issued 100,000 shares of restricted common stock as a pledge for collateral. The shares were valued at $1.32 according to the closing price on the grant date. The loan is due on September 1, 2005; the Company recognized interest expense of $88,000 with a remaining deferred component of $44,000.

         In March 2005, the Company issued 4,546 shares of restricted common stock to a consultant for services rendered. An expense of $5,683 was recognized with the shares being valued at the grant date price of $1.25.

         The Company also issued 7,000 shares, previously recorded as issuable, as of December 31, 2004.

         In April 2005, the Company executed a twelve month consulting agreement. The consideration for services was 200,000 shares of restricted common stock which were valued at $1.15, the closing price on the date of grant. For the six months ended June 30, 2005, the Company recognized consulting expense of $91,749 with a remaining deferred balance of $138,251.

         There were also issued 20,000 shares, previously recorded as issuable, as of December 31, 2004.

         In May 2005, the Company also issued 5,035 shares of restricted common stock to a consultant for services rendered. An expense of $5,035 was recognized with the shares being valued at the grant date price of $1.00.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         The Company also executed a six month consulting agreement for consideration consisting of 50,000 shares of restricted common stock. The closing price on the date of grant was $1.00; the expense recognized as of June 30, 2005 was $12,295 with a remaining deferred balance of $37,705.

         In June 2005, the Company issued 5,000 shares to the holder of a note assumed with the acquisition of Beverage Network of Massachusetts, Inc., "BNMA", for deferring payments through June 15, 2005, (See 2004 10K-SB/A: Note 3 Acquisitions). The Company is in arrears on repayments according to the terms of the note, however, it is not in default. The shares were valued at $1.00, the closing price on the date of grant, and an expense of $5,000 was recognized for the period ended June 30, 2005.

         In June 2005, 265,053 warrants were exercised under a cashless exercise provision resulting in the issuance of 263,306 shares of common stock.

         The Company also executed a twelve month consulting agreement for consideration consisting of 525,000 shares of restricted common stock. The closing price on the date of grant was $1.00; the expense recognized as of June 30, 2005 was $41,827 with a remaining deferred balance of $483,173 to be amortized through May 31, 2006.

         In June 2005, the Company has also entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. The price per common share was based on a discount of 20% from the closing price of the common stock on May 26, 2005. The U.S. government bonds were issued at current market value. The transaction resulted in the par value of the shares, $19,737, being recorded in common stock and additional paid-in capital as of June 30, 2005. (See Note 14 - Derivative Liability)

         Pursuant to the terms of the executed Cogent Agreement, the Company issued 1,381,579 restricted common shares as a fee. The shares were valued according to the closing price on the grant date, $1.05, and the transaction is being recognized over the term of the contract ending on December 10, 2008. The balance of deferred fees was $1,450,658 for the period ended June 30, 2005.

         (C) STOCK OPTIONS AND WARRANTS

         In March 2004, the Company signed an agreement with a company to act as placement agent to arrange the sale of debt, equity or equity-linked securities on behalf of the Company. In accordance with the terms of the agreement, the Company granted the placement agent a retainer consisting of 37,500 warrants exercisable at $0.20 for five years, 37,500 warrants exercisable at $1.50 for five years, 37,500 warrants exercisable at $3.00 for five years. The warrants were valued at an aggregate $556,009 or $4.97, $4.92, $4.88 per option, respectively, recognized over the one year term of the agreement. The deferred balance was recognized as consulting expense of $139,002 for the six months ended June 30, 2005. The fair market value of the stock warrants granted to the consultant was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 1.58%, volatility 191% and expected term of five years.

         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds"), (See note 18 - Long Term Notes Payable & Debt Discount). The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate of prime plus two percent and has a term of three years, (May 14, 2007). The Company then issued 426,250 options to the placement agent mentioned above, as they were directly engaged in securing the Laurus transaction. The warrants are exercisable at $1.50 for five years; the Company valued the transaction at $1,879,809 as deferred loan fees and is being recognized over the 36 month term of the Laurus funding. The Company recorded a loan fee expense of $78,325 as of June 30, 2004 and $313,301 as of June 30, 2005, respectively, with a remaining deferred component of $1,174,880 to be amortized through May, 2007. (The transaction was valued using the Black-Scholes model with the following assumptions expected dividend yield of 0% risk-free interest rate of 2.53%, volatility 124% and expected term of 5 years.)

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of our Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents (stipulating the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term), the transaction was classified as Mezzanine Financing and the balance of the $2,160,000 gross proceeds is reflected as of June 30, 2005, (See Note 21 - (A) Preferred Stock), the Company compensated a placement agent engaged in the transaction with warrants to purchase the Company's common stock consisting of 160,941 warrants exercisable at $1.50 for five years, 118,588 warrants exercisable at $2.00 for five years, 144,000 warrants exercisable at $4.00, for five years. The warrants were valued at an aggregate $1,359,712 or $3.25, $3.23, $3.15 per option, respectively, to be amortized over the term of the conversion period of 42 months. As of June 30, 2005, the Company recognized $194,245, as dividends related to this transaction. The remaining deferred component of $1,003,597 will be amortized through January, 2008. The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.51%, volatility 161% and expected term of five years.

         In December 2004, the Company entered into a one year agreement for consulting services commencing in January 2005. The agreement stipulated that a warrant to purchase 50,000 shares of common stock be issued. The warrants are exercisable at $2.00 per share. For the six months ended June 30, 2005, the Company recorded consulting expense of $34,596 and deferred consulting expense of $34,596, or $1.38 per share for the valuation of the 50,000 warrants, (computed using a Black-Scholes model with an interest rate of 3.01%, volatility of 96%, zero dividends and expected term of five years).

         On January 3, 2005, the Company entered into a one year agreement for consulting services. The agreement called for warrants to purchase 200,000 shares of common stock to be issued, as follows: 100,000 warrants at $4.00 per share and 100,000 at $5.00 per share. As of the quarter ended June 30, 2005, the Company recorded a consulting expense of $110,009, or $1.10 per share, with a deferred balance of $110,009, for the valuation of the 200,000 warrants, (computed using a Black-Scholes model with an interest rate of 3.22%, volatility of 104.25%, zero dividends and expected term of five years).

         In January 2005, the Company entered into another one year agreement for consulting services. The agreement stipulates that warrants to purchase 300,000 shares of common stock to be issued, as follows:
         100,000 warrants at $2.00 per share, 100,000 warrants at $2.50 per share, 100,000 warrants at $3.00 per share. As of the period ended June 30, 2005, the Company recorded a consulting expense of $185,913, or $1.24 per share, with a deferred balance of $185,913, (computed using a Black-Scholes model with an interest rate of 3.22%, volatility of 104.25%, zero dividends and expected term of five years).

         On January 15, 2005, the Company issued Laurus warrants to purchase 165,000 shares of the Company's common stock with an exercise price of $2.00 per share which expire July 20, 2014. The warrants were issued as compensation to Laurus for the release of $398,595 of the restricted cash. The Company recognized interest expense from this issuance of $216,215, or $1.31 per share, for the six months ended June 30, 2005, (The transaction was valued using a Black- Scholes Model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 3.22%, volatility of 88.93% and expected term of 10 years).

         On February 25, 2005, the Company issued warrants to purchase 300,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan. (See Note 16 - Convertible Term
         Loan) The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The value of the warrants and beneficial conversion feature was $141,963 and $158,037; the Company recognized interest expense of $199,985, with a remaining debt discount balance of $100,015 for the six months ended

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         June 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.38%, volatility of 87.86%, zero dividends and expected term of five years).

         On February 25, 2005, the Company entered into a six month agreement for financial consulting services. The agreement stipulates that warrants to purchase 40,000 shares of restricted common stock to be issued, as follows: $1.50 per share and the Company recorded a consulting expense of $23,954 or $.90 per share, with deferred balance of $11,216 for the valuation of the 40,000 warrants, for the period ended June 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.38%, volatility of 87.86%, zero dividends and expected term of five years).

         In April 2005, the Company issued warrants to purchase 290,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan, (See Note 16 - Convertible Term Loan). The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The value of the warrants and beneficial conversion feature was $133,627 and $156,373; the Company recognized interest expense of $108,945, with a remaining debt discount balance of $181,055 for the six months ended June 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.65%, volatility of 90.46%, zero dividends and expected term of five years).

         On April 4, 2005, the Company executed a sixty month consulting agreement in consideration of granting warrants to purchase 127,059 shares at $1.50 and 169,412 shares at $2.00. The warrants have an expiration date of five years and were valued at $78,395 and $93,131, respectively. The value of the warrants will be amortized over the term of the agreement; the Company recorded consulting expense of $8,177, with a remaining deferred component of $163,350 as of the period ending June 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.65%, volatility of 73.35%, zero dividends and expected term of five years).

         On April 7, 2005, the Company executed a twelve month consulting agreement in consideration of granting warrants to purchase 150,000 shares of common stock at $1.50. The warrants have an expiration date of five years and were valued at $.81 for a total of $121,283:
         According to the terms of the agreement, 75,000 warrants are vested immediately while the balance become vested through the remainder of term. The Company recorded consulting expense of $74,636, with a remaining deferred component of $46,647 for the period ending June 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.65%, volatility of 83.09%, zero dividends and expected term of five years).

         In May 2005, the Company issued warrants to purchase 135,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan, (See Note 16 - Convertible Term Loan). The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The value of the warrants and beneficial conversion feature were $62,864 and $70,270, respectively; the Company recognized interest expense of $52,549, with a remaining debt discount balance of $82,541 for the six months ended June 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.64%, volatility of 94.78%, zero dividends and expected term of five years).

         In June 2005, the Company executed a twelve month consulting agreement in consideration of granting warrants to purchase 150,000 shares of common stock at $1.50. The warrants expire in five years and were valued at $.61 for a total of $91,515 to be amortized over the term of the agreement. The Company recorded consulting expense of $7,291 with a remaining deferred component of $84,224 for the period ending June 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.64%, volatility of 83.65%, zero dividends and expected term of five years).

         On June 30, 2005 the Company issued 394,729 warrants to purchase common stock as placement agent fees attributed to the Cogent Capital transaction. (See Note 14 - Derivative Liability) The warrants have a term of five years at an exercise price of $0.76 and were valued at $240,902, classified as deferred fees, and will be amortized over the 42 month term of the Cogent Funding agreement, (Computed using a Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years).

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         The following table summarizes information about stock options and warrants outstanding at June 30, 2005

                   OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------------------------
                                                         WEIGHTED         WEIGHTED                       WEIGHTED
            RANGE OF                 NUMBER               AVERAGE          AVERAGE          NUMBER        AVERAGE
            EXERCISE              OUTSTANDING AT         REMAINING        EXERCISE      EXERCISABLE AT   EXERCISE
             PRICE                JUNE 30, 2005         CONTRACTUAL        PRICE       JUNE 30, 2005       PRICE
        --------------           -----------------      -----------       --------    -----------------  ---------
       $   6.40 - 100.00               242,125          8.40 Years        $  12.46          242,125      $  12.46
       $   3.00 -   6.39             1,375,250          4.70 Years        $   3.85        1,375,250      $   3.85
       $   1.50 -   2.99             4,167,227          5.07 Years        $   1.81        4,167,227      $   1.81
       $            0.76               394,729          5.04 Years        $    .76          394,729      $    .76
       $            0.20                 9,464          3.75 Years        $   0.20            9,464      $   0.20
                                     ---------                            --------        ---------      --------
                                     6,188,795                            $   2.61        6,188,795      $   2.61
                                     =========                            ========        =========      ========

NOTE 22 - RELATED PARTIES:

         The balance due to a corporate principal stockholder controlled by a Director at June 30, 2005 was $50,355. (See Note 15 - Loans Payable, Related Party)

NOTE 23 - GOING CONCERN:

         As reflected in the accompanying consolidated financial statements, the Company, has a net loss in 2005 of $5,273,071, cash used in operations in 2005 of $826,939 and an accumulated deficit of $32,873,949 at June 30, 2005, stockholders' deficiency of $2,592,596 and a working capital deficit of $3,894,509 at June 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consol- dated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 24 - SUBSEQUENT EVENTS:

         On July 5 and July 13, 2005, the Company completed the sale of $1,400,000 and $215,000 of units of its securities to 15 institutional and/or accredited investors. The units consisted of $100,000 principal convertible notes, warrants to purchase 100,000 shares of common stock at an exercise price of $0.76 per share with an expiration date of June 30, 2010 and 10,000 shares of restricted common stock. The 140,000 and 21,500 shares issued to the debt holders were valued using the closing price of the stock, or $0.90 and $1.05 per share; the 1,400,000 warrants issued were valued using a Black-Scholes model, or $0.61 and $0.76 per share, for a total value of $530,595 and 15,229, respectively. The beneficial conversion feature inherent in the notes were valued at $788,490 and $79,269, respectively. The values computed for shares, warrants and the beneficial conversion will be recognized over the term of the notes.

         The notes mature on July 6, 2006 and bear interest at the rate of 12% per annum payable at the maturity date or upon conversion of the notes if prior to the maturity date. The holders of the notes have the option to convert the notes into common shares of the Company at a price equal to the public offering price of common shares of the Company in any underwritten registered public offering involving common stock of the Company less a discount of 20%. If the Company does not complete a public offering prior to maturity, the holders may, at their option, convert their notes at maturity into common shares at a price of $1.50 per share, subject to adjustment in the event of any dilution events. The Company is obligated to file a registration statement covering the resale of the common shares underlying the units 60 days after the Company completes its current registration process and obligations, and is required to cause the registration statement to become effective within 120 days from closing. In the event of any delays in meeting these dates, the Company is obligated to pay a monthly cash penalty equal to 1% of the amount of the units outstanding.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

         The private placement was exempt from registration under the Securities Act of 1933 by virtue of Regulation D and Rule 506 thereunder. The allocation of funds was as follows: $198,800 paid to Maxim for placement agent fees, and expenses; $33,000 for legal fees; $328,500 paid to Cogent Capital for a fixed fee and legal expenses. The Company received net proceeds of $ 1,054,700, which will be used for working capital and general corporate purposes.

         The placement agent for the offering is entitled to a commission equal to 10% of the gross proceeds received and was provided a non-accountable expense allowance equal to 2% of the gross proceeds. They were also entitled to purchase up to a maximum of 280,000 five-year warrants for shares of common stock at an exercise price of $0.76 per share and up to 280,000 shares of common stock at an exercise price equal to the conversion price of the convertible notes. On July 10, 2005, the placement agent was issued 140,000 and 184,211 warrants, valued at $85,442 and $112,423, respectively. On July 14, 2005 the placement agent was issued 215,000 and 28,289 warrants, valued at $16,390 and $21,566, respectively. The total value of all warrants will be reflected as deferred fees and will be recognized over the term of the notes which mature on July 6, 2006.

         On July 12, 2005, the Company executed a six month consulting agreement in consideration of 10,000 shares of restricted common stock. The shares were valued at $0.95; the closing price of the stock on the grant date. The Company will recognize the $9,500 over the term of the agreement.

         On July 14, 2005, 10,000 restricted common shares were issued to a consultant for services resulting in a current period expense of $10,500.

         On July 15, 2005, the Company issued 21,780 shares to consultants for current services. The shares were valued according the closing price on the grant date, $1.10, with the Company recognizing a current period expense of $23,958.

         A twelve month consulting agreement was executed on July 15, 2005. The consideration was 1,000,000 shares of restricted common stock, valued at $1.10, to be recognized over the term of the contract.

         On August 4, 2005, the Company issued 32,895 common shares from the conversion of one-half of one share of Preferred Series B stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this Quarterly Report.

OVERVIEW

         We are a wholesaler distributor of third party New Age beverages, energy drinks, juices and non-carbonated sodas, specialty and nutritional drinks, vitamin waters and non-alcoholic beer. We also develop, market, sell and distribute New Age beverage category products under our own trademarks, including gourmet sodas, fruit juices, fruit drinks and energy drinks. New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they are uncarbonated or tend to have less carbonation and are made from primarily natural ingredients. As a general rule, three criteria have been established for such a classification, including relatively new introductions to the market-place, a perception by consumers that consumption is healthful when compared to mainstream carbonated soft drinks and the use of natural ingredients and flavors in the products. This beneficial perception by consumers allows the soft drink industry to charge higher prices than those commanded by regular carbonated soft drinks. For this reason, New Age beverages are sometime referred to as value added beverages.

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

         Our business strategy includes the acquisition of additional distribution companies and proprietary value-added brands currently being commercialized in various segments of the New Age beverage industry. Our success is dependent on our ability to make these additional acquisitions and then to effectively integrate their operations into our company.

         The formation of Coca Cola Enterprises and then The Pepsi Bottling Group began the demise of the independent beverage distributors, whose fate was sealed when Cadbury Schweppes began buying up strong brands such as Snapple, Dr Pepper, Seven Up and Mistic and running them through a few strong regional distribution companies, such as S.E. Atlantic in the southeast U.S. The former strong independent beverage distribution companies have consolidated and acquired many smaller competitors. Most of the surviving small distributors are under- resourced, entrepreneurial operations with weak core brand businesses and inadequate infrastructures.

         It is within this group of companies, distributors with solid management but without the means to grow, that we have identified potential acquisition targets. Our business objective is to market a full range of proprietary New Age brands. To achieve this goal, we are acquiring and developing brands and products that we believe are appropriate and desirable for target consumers, as well as acquiring a network of beverage distribution companies. Our strategy is to complete our network of small to medium sized beverage distributors in major markets throughout the United States. We believe that we will generate stronger than industry average margins by selling value-added proprietary brands and third party value-added brands that are dependent upon our multi-market distribution network. We also believe that the acquisition of beverage distribution companies will give us access to our target customers as well as enabling us to earn revenues by distributing a portfolio of third party brands. Our current working capital resources, however, are insufficient to enable us to execute this strategy and our ability to grow our company and achieve profitable operations is dependent on our ability to secure sufficient working capital as discussed later in this section under Liquidity and Capital Resources.

RESULTS OF OPERATIONS

          Our sales for the six months ended June 30, 2005 were $5,272,037 as compared to $1,831,143 for the six months ended June 30, 2004, an increase of $3,440,894 or approximately 188%. The increase in sales is attributable to the implementation of our acquisition strategy which we believe is the key driver to grow our company. Our sales for the six months ended June 30, 2005 includes revenues attributable to Ayer Beverages, which we acquired in March 2004, and Master Distributors, which we acquired in July 2004 for the entire six month period, compared to sales attributable to Ayer Beverages operations for only three months of the comparable six month period in fiscal 2004 and no sales reported for Master Distributors during the six months ended June 30, 2004 as a result of the timing of the acquisitions.

         Sales attributable to Master Distributors for the six months ended June 30, 2005 were $4,682,581. If we adjust our sales for the six months ended June 30, 2005 to exclude sales from Master Distributors, our sales declined approximately $1,240,000 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease in sales is attributable to our lack of working capital during fiscal 2005 which prohibited us from maintaining an adequate inventory of third party brands for distribution and resulted in decreased sales in our New England locations. During the six months ended June 30, 2005, distribution of third party brands represented approximately 95% of our sales and sales of our proprietary products represented approximately 5% of our sales. For the six months ended June 30, 2004 sales of third party brands and sales of our proprietary products represented approximately 93% and approximately 7%, respectively, of our sales. As a result of capital raised subsequent to June 30, 2005, we anticipate that our sales will continue to increase during the balance of fiscal 2005, both from sales attributable to Master Distributors as well as sales attributable to our New England operations. In addition, if we are able to continue to implement our acquisition strategy with additional acquisitions during the balance of fiscal 2005, of which there are no assurances, our sales would increase as a result of sales attributable to the acquired companies.

         The cost of goods sold as a percentage of sales for the six months ended June 30, 2005 was approximately 72% as compared to approximately 75% for the comparable period in fiscal 2004. We anticipate that our cost of goods sold and related gross profit margins will remain relatively constant until such time, if ever, as we are successful in increasing sales of our proprietary products which will carry higher gross profit margins. We require additional working capital which is presently not available to fund product marketing of our proprietary brands in order to build brand recognition and increase our sales of these products.

         We reported total operating expenses of $5,313,739 for the six months ended June 30, 2005 as compared to total operating expenses of $4,071,788 for the six months ended June 30, 2004, an increase of $1,241,951 or approximately 30.5%. The increase primarily includes:

         o an increase of $472,241, or approximately 383%, in marketing and selling expense. Marketing expense includes marketing and promotion of our proprietary brands and products and direct selling expenses. The increase in marketing and selling expense is primarily attributable to results of operations of Master Distributors for the six months ended June 30, 2005 following our acquisition of that business during the third quarter of fiscal 2004. For the six month period ended June 30, 2005, Master Distributors marketing and selling expenses were $256,344, or approximately 51%, of our total marketing and selling expense. These expenses include promotional spending at point of sale and salaries and commissions of sales personnel. The remaining approximate $215,897 increase in marketing and selling expenses during the six months ended June 30, 2005 from the comparable period in fiscal 2004 is primarily attributable to a one time charge of approximately $183,000 for brand development related to our Chinese Rocket Fuel and shelf-stable Maui Juice products. We anticipate that our marketing expense will continue to increase over the next year, subject to available working capital, as we continue to implement our strategy of developing and growing corporate owned brands. In addition, as our sales increase our marketing and selling expenses will have a corresponding increase as salaries and commissions of sales personnel are recorded within this expense category,

         o an increase of $396,988, or approximately 361%, in warehouse and delivery expenses which includes truck leasing and operating expenses and salaries of warehouse personnel. Of our total warehouse and delivery expense for the six months ended June 30, 2005, $423,455 is attributable to Master Distributors. When the increase for the six months ended June 30, 2005 is adjusted to exclude the warehouse and delivery expenses attributable to Master Distributors, for which there were no corresponding expenses during the six months ended June 30, 2004, our warehouse and delivery expenses actually decreased approximately 22.2% from the comparable period in fiscal 2004. This decrease is attributable to a reduction in sales personnel in our New England locations as a result of sales declines in those areas. As described earlier in this section, our working capital shortages during the six months ended June 30, 2005 hindered our ability to purchase sufficient inventory of third party brands for resale by those operations. We anticipate that our warehouse and delivery costs during the balance of fiscal 2005 will increase in connection with availability of working capital and if we are able to expand our routes in existing markets as part of our organic growth strategy,

         o a decrease of $1,558,728, or approximately 61%, in compensation expense. During the six months ended June 30, 2004 we recorded one time, stock-based compensation expense of $1,350,000 representing compensation paid to our executive officers and directors for which there was not a comparable expense during fiscal 2005. The remaining portion of the decrease during fiscal 2005 was due primarily to the reduction in headcount in our New England operations. We anticipate that the cash component of our compensation expense will remain relatively constant during the balance of fiscal 2005, subject to increases if we acquire additional companies and their related personnel,

         o an increase of $45,205, or approximately 54%, in rent expense which is primarily attributable to the addition of $32,731 for the Master Distributors warehouse and offices in Maryland for which we did not have comparable expenses during the six months ended June 30, 2004 as a result of acquisition timing. We anticipate that rent expense will remain relatively constant during the balance of fiscal 2005, subject to increase if we acquire additional businesses,

         o an increase of $1,067,073, or approximately 291%, in consulting fees paid to financial advisory and public relations firms. We anticipate that consulting fees will remain relatively constant during the balance of fiscal 2005,

         o an increase of $22,927, or approximately 17%, in professional fees which is primarily attributable to legal and accounting fees related to various financing transactions we have undertaken during fiscal 2005 and fees associated with the preparation of a registration statement to register the shares of our common stock underling the securities sold in those financing transactions. We anticipate that professional fees will remain at these levels during the balance of fiscal 2005,

         o an increase of $236,037, or approximately 141%, in loan and loan guarantee fees which is attributable to capital raising transactions during the six months ended June 30, 2005 for which there were no comparable fees during the six months ended June 30, 2004. This expense in fiscal 2005 represents the value of securities deposited in escrow as collateral in connection with a debt placement. We do not anticipate similar expenses in future periods,

         o a loss on derivate of $473,684 for the six months ended June 30, 2005 for which there was no corresponding expense during the six months ended June 30, 2004. This expense relates to the swap transaction described later in this section under Recent Financing Transactions. Based upon the fair market value of our common stock in future periods, we may record additional losses or gains on derivates as described later in this section,

         o an increase of $86,685, or approximately 17%, in other general and administrative expenses. Other general and administrative expense includes amortization of fixed assets and intangibles, insurance and utilities costs. This increase is primarily attributable to other general and administrative expenses attributable to Master Distributors for the six months ended June 30, 2005 for which there were no comparable expenses during the six months ended June 30, 2004 as a result of the timing of the acquisition during the third quarter of fiscal 2004. We anticipate that other general and administrative expenses will remain at the current level for the balance of fiscal 2005 unless we make additional acquisitions,

         We reported a loss from operations of $(3,831,134) for the six months ended June 30, 2005 as compared to a loss from operations for the six months ended June 30, 2004 of $(3,621,767).

         Total other income/(expense) for the six months ended June 30, 2005 increased $1,045,488 or approximately 264% over the six months ended June 30, 2004. This increase is primarily attributable to:

         o interest income and interest (expense) for the six months ended June 30, 2005 increased $(1,060,090) from the six months ended June 30, 2004. Included in this increase was interest, including stock issued as payment for interest together with a $162,000 penalty payable to our Series B Convertible Preferred Stockholders related to the pending registration statement. We anticipate that our interest expense will significantly increase during the balance of fiscal 2005 due to interest at 12% per annum payable on $2,090,000.00 of loan funds raised in our private placement in July and August of 2005 and interest payable monthly at LIBOR plus 125 basis points on $15,000,000 in bonds from the swap transaction discussed later in this section under Recent Financing Transactions for as long as the bonds remain in the escrow account.

         o a gain on settlement of $1,912 for the six months ended June 30, 2005 as compared to a settlement loss of $(15,021) for the six months ended June 30, 2004 which reflected settlements with vendors on accounts payable,

         We reported a net loss of $(5,273,071) for the six months ended June 30, 2005 as compared to a net loss of $(4,018,216) for the six months ended June 30, 2004.

         For the six months ended June 30, 2005 we recorded preferred stock dividends of $642,477 attributable to our Series B Convertible Preferred Stock sold in August 2004 for which there was no comparable expense during the six months ended June 30, 2004. In accordance with the designations, rights and preferences of the Series B Convertible Preferred Stock, we expect to record preferred stock dividends during the balance of fiscal 2005.

         We reported a net loss available to common stockholders of $(5,915,548) for the six months ended June 30, 2005 as compared to a net loss available to common stockholders of $(4,018,216) for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the six months ended June 30, 2005 was $(826,939) as compared to $(1,493,284) for the six months ended June 30 2004 and includes the following:

         o an increase of $1,254,855 in our net loss,

         o an increase of $39,402 in depreciation which relates to assets acquired in our acquisition of Master Distributors in July 2004,

         o an increase of $16,903 in bad debt expense which relates to our current assessment of the collectability of our accounts receivable,

         o an increase of $1,212,183 in amortization of deferred consulting and deferred fees which relates to an increase in expenses attributable to consulting agreements entered into during fiscal 2005 which provide for the issuance of shares of our common stock and common stock purchase warrants issued as compensation under long-term agreements,

         o an increase of $839,331 in the amortization of debt discount and fees to interest expense relating to our outstanding $3,000,000 principal secured convertible note as well as our Series B Convertible Preferred Stock,

         o an increase of $159,777 in amortization of intangibles which is our customer lists, including the first time entry of customer lists from Master Distributors due to the timing of the acquisition during the third quarter of fiscal 2004,

         o an increase of $162,000 in liquidated damages which relates to the failure of the registration statement on Form SB-2 filed by us with the SEC relative to the Series B Convertible Preferred Stock to be declared effective on a timely basis. As this registration statement remains pending, we anticipate that we will continue to incur additional penalties during the balance of fiscal 2005 until such time as the registration statement is ultimately declared effective by the SEC,

         o $473,684 recognized during the six months ended June 30, 2005 for loss on derivative liability related to the swap transaction described later in this section under Recent Financing Transactions for which there was no corresponding transaction during the six months ended June 30, 2004,

         o a reduction of an aggregate of $694,963 in losses on conversion of debt, stock based settlement gain (loss), stock based loan fee and interest income on subscription receivables for which no corresponding transactions occurred during the six months ended June 30, 2005,

         o a decrease of $1,274,014 of non-cash expenses related to a decrease in stock based compensation paid to consultants under short-term agreements,

         o an increase in accounts receivable of $120,663 primarily due to the addition of the Master Distributors in July 2004,

         o an increase in inventory of $155,202 primarily due to the additional product inventory required following the acquisition of the Master Distributors in July 2004,

         o an increase of current and non-current assets of $408,938 primarily due to the acquisition of assets in the Master Distributors transaction,

         o an increase in accounts payable of $284,819 related to the purchase of additional inventory following the acquisition of the Master Distributors,

         o a decrease $30,548 in accrued expenses which relates to a reduction in salary accruals and employee count in our New England operations, and

         o an increase of $47,823 in other current and non-current liabilities which represents an increase in tenant security deposits for sub-leased space at our Maryland distribution center.

         Net cash used in investing activities for the six months ended June 30 2005 was $(10,651) as compared to $(158,687) in the comparable six month period in fiscal 2004. This change reflects the payment for the purchase of Ayer Beverage, Maui Juice brand and Pacific Rim, net of cash acquired, during fiscal 2004 for which comparable transactions did not occur in the six month period ended June 30, 2005, as well as a reduction in the acquisition of property and equipment of $7,536.

         Net cash provided by financing activities for the six months ended June 30, 2005 was $854,686 as compared to $4,105,669 for the six months ended June 30, 2004. This change from the six months ended June 30, 2004 to the six months ended June 30, 2005 includes:

         o a reduction of $32,500 in related party loans,

         o an increase in proceeds from non-related party loans of $725,000,

         o a decrease in repayments of non-related party loans of $181,666,

         o a cash overdraft of $210,127, and

         o a decrease of $4,404,736 in subscription receivables and loan proceeds, net of issuance costs.

         During the six months ended June 30, 2004 we closed both the sale of the $3,000,000 principal amount secured convertible note to Laurus Master Fund, Ltd. and the sale of shares of our Series B Convertible Preferred Stock to provide working capital for our company. We did record similar transactions during the six months ended June 30, 2005, instead relying upon the sale of short term notes as described later in this section under Recent Financing Transactions.

         We have a history of losses and at June 30, 2005 we had an accumulated deficit of $32,873,949 and a working capital deficit of $3,894,509. The report from of our independent auditor on our audited financial statements at December 31, 2004 contains an explanatory paragraph expressing doubt as to our ability to continue as a going concern. While approximately 68% of our net loss for the six months ended June 30, 2005 is non-cash, in order to sustain our current operations as well as expand sales of our existing products, we will require funds to provide funds for our operating expenses, satisfy our current obligations, increase our product inventory, move our subsidiary to a new facility in Maui and equip that facility with additional manufacturing equipment, and for receivable financing. We will also need funds to satisfy existing debt obligations, including the balance of notes due from the Master Distributors acquisition of approximately $2,400,000 as well as approximately $756,000 of notes which mature between September and November 2005. We will also require additional capital to continue to implement our acquisition strategy. In an effort to provide additional capital to our company, in June 2005 we entered into the swap transaction and in July 2005 we sold additional short-term notes in a private placement, both as described later in this section under Recent Financing Transactions. The funds from the debt private placement are not sufficient to satisfy our working capital needs for any extended period based upon our current operating losses, and we are presently reliant on the funds which may be available to us in the swap transaction to provide sufficient funds for general working capital and to pursue our acquisition strategy. As described later in this section, the timing of the availability of those funds is uncertain. Other than the foregoing, we do not presently have any commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are unable to secure additional working capital as needed, our ability to grow our sales and meet our operating and financing obligations as they become due could be in jeopardy and we could be forced to curtail or cease our operations.

RECENT FINANCING TRANSACTIONS

Debt private placement

         In July 2005, we completed the sale of $1,400,000 of units of our securities to 15 institutional and/or accredited investors. Each unit consisted of $100,000 principal amount of convertible notes, warrants to purchase 100,000 shares of common stock at an exercise price of $0.76 per share with an expiration date of June 30, 2010 and 10,000 shares of common stock. The notes mature on June 30, 2006 and bear interest at the rate of 12% per annum payable at the maturity date or upon conversion of the notes if prior to the maturity date. The holders of the notes have the option to convert the notes into shares of our common stock at a price equal to the public offering price of our common shares in any underwritten registered public offering involving our common stock, less a discount of 20%. If we do not complete a public offering prior to maturity, of which there are no assurances, the holders may, at their option, convert their notes at maturity into common shares at a price of $0.76 per share, subject to adjustment in the event of any dilution events. We are obligated to file a registration statement covering the resale of the common shares underlying the units 60 days after the effective date of our currently pending registration statement, and we are required to thereafter cause such subsequent registration statement to become effective within 120 days from closing. In the event of any delays in meeting these dates, we are obligated to pay a monthly cash penalty equal to 1% of the amount of the units. This transaction resulted in net proceeds to us, after payment of offering costs and commissions, of $866,015. Subsequent to this initial placement, we have sold an additional $690,000 of units resulting in net proceeds to us, after payment of offering costs and commissions, of $606,185. We are using these funds for general working capital.

Swap transaction

         In June 2005 we entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which we issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. The price per common share was based on a discount of 20% from the closing price of the common stock on May 26, 2005. The U.S. government bonds were issued at current market value. In conjunction with this transaction, our company and Cogent Capital Corp. entered into an escrow agreement with the investors pursuant to which the 15,789,472 shares of our common stock, as well as the $15,000,000 of U.S. government bonds, were deposited in escrow.

         Under the terms of the equity swap, the 15,789,472 common shares and the bonds are maintained in escrow until the earlier of 42 months or such time as all of these shares are covered by an effective registration statement to be filed by us with the SEC. We are not, however, obligated to register the common shares. In addition, we can unilaterally terminate the agreement by exercising the call option for the common shares in escrow.

         At such time as the to be filed registration statement covering the 19,736,848 common shares is declared effective by the SEC, or the common shares have satisfied the holding period under Rule 144(k) of the Securities Act of 1933, whichever date occurs first, we will have the right, on a quarter basis to have $2,500,000 in value of bonds released from the escrow account. Until such time as the bonds have been released from the escrow account, they are considered a contingent asset and do not appear on our balance sheet.

         To the extent that the closing price of our common shares averaged over the last 10 trading days of each quarter annual period does not equal or exceed $0.95 per share, we will be required to transfer to Cogent Capital Group an amount equal to 1/6 of the sum represented by the 15,789,472 shares of our common stock multiplied by $0.95, less the price of the common shares averaged over the last 10 days of each quarter annual period. Any amount exceeding $0.95 per share would be paid directly to us using the formula 1/6 of the price of the common shares averaged over the last 10 days of each quarter annual period less $0.95 multiplied by the 15,789,472 shares. If the fair market price of our common stock at the end of the marking period is less than $0.95 per share, we will recognize a loss on derivate in our operating results for the quarter. For the three months ended June 30, 2005 we recognized an initial loss of $473,684. See Note 14 - Derivative Liability, in the Notes to Consolidated Financial Statements appearing elsewhere in this report.

         We also have the right pursuant to a call option to acquire our common shares in escrow on June 10, 2007 at a price equal to their fair market value at exercise of the option. Cogent Capital Corp. would remain collateralized on the equity swap by the bonds up to $15,000,000. During the period of the escrow, Cogent Capital Corp. will also receive interest on the amount of $15,000,000 at a rate equal to LIBOR +125 basis points, payable monthly. As the escrowed bonds are released to us, the amount upon which that the Company is paying interest reduces by a commensurate amount.

         Cogent Capital will receive a cash fee of 10% or $1,500,000. This placement fee is payable out of 25% of proceeds realized subsequently by us from the private placement, at the time the bonds are released from escrow, liquidated or otherwise used to source capital, until the cash fee is paid in full. In addition, the placement agent also received a warrant to purchase up to 394,729 common shares exercisable at $0.76 per share over a five-year term and subject to anti-dilution protection and piggyback registration rights. A 1% monthly cash penalty is also payable to the placement agent for failure to make timely filings of a registration statement covering the resale of the warrant shares.

         While this transaction has not generated any cash proceeds to us at this time, we believe that we may begin receiving the financial benefit of this transaction in future periods.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in our second quarter of fiscal

2006. We are in process of evaluating the impact of this pronouncement on our financial position.

         In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

         In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

         Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In April 2005 we issued H.C. Wainwright & Co., Inc., a broker dealer, a five year common stock purchase warrant to purchase up to 127,000 shares of our common stock at an exercise price of $1.50 and a five year common stock purchase warrant to purchase up to an additional 169,412 shares of our common stock at an exercise price of $2.00 as compensation for services valued at $171,527 under the terms of a 60 month advisory agreement. The recipient was an accredited investor. The securities were issued in reliance from the registration requirements of the Securities Act of 1933 based upon an exemption provided under Section 4(2) of that act.

         In May 2005 we agreed to issue 50,000 shares of our common stock to a consultant as compensation for advisory services valued at $50,000 under the terms of a six month advisory services agreement. The recipient was an accredited investor. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

         In June 2005 we agreed to issue 25,000 shares of our common stock and common stock purchase warrant to purchase up to 150,000 shares of our common stock at an exercise price of $1.50 to a consultant as compensation for financial advisory services valued at $116,515 under the terms of a six month agreement. The common stock purchase warrant includes a provision whereby the exercise price has an automatic reset in the event that we sell securities at an effective price at a price less than the exercise price. The recipient was an accredited investor. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

         In June 2005 we agreed to issue 500,000 shares of our common stock to a consultant as compensation for financial and business advisory services valued at $500,000 under the terms of a six month agreement. The recipient was an accredited investor. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

         In July 2005 we entered into a 12 month public relations advisory agreement with a consultant and as partial compensation for its services we agreed to issue the consultant 1,000,000 shares of our common stock valued at $1,100,000. The recipient was an accredited investor. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

         In July 2005 we agreed to issue 10,000 shares of our common stock valued at $10,500 as compensation for advisory services under the terms of a six month agreement. The recipient was an accredited investor. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

         In July 2005 we agreed to issue an aggregate of 10,000 shares of our common stock valued at $9,500 to two consultants as compensation for advisory services under the terms of six month agreements. The recipients were accredited investors. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by
Section 4(2) of that act.

         In July 2005 we agreed to issue an aggregate of 21,780 shares of our common stock to two consultants. One consultant, who received 14,118 shares of our common stock, provided advisory services to us valued at $15,530, and the second consultant, who received 7,662 shares of our common stock, provided accounting services to us valued at $8,428. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipients were accredited or otherwise sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

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

                                         Xstream Beverage Network, Inc.

                                         By: /s/ Theodore Farnsworth
                                             -----------------------
                                         Theodore Farnsworth, CEO,
                                         principal executive officer and
                                         principal financial officer

Dated: August 22, 2005.