Form 10KSB/A
period 2003-12-31
XSTREAM BEVERAGE NETWORK, INC.
filed 2005-10-11
CIK 853833

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------
                                  FORM 10-KSB/A
                                  -------------

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-30158-A

                                  ------------

                          XSTREAM BEVERAGE GROUP, INC.
                          ----------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                                  ------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to
this Form 10- KSB/A.    x
                      -----

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

TOTAL OPERATING EXPENSES Total operating expenses were $7,018,898 for the twelve months ended December 31, 2003, an increase of $990,032 or 16.42% higher than total operating expenses of $6,028,866 for the twelve months ended December 31, 2002. Total operating expenses as a percentage of sales was 312% for the twelve months ended December 31, 2003. There were no sales for the twelve months ended September 30, 2002.

LOSS FROM OPERATIONS. Loss from operations was $6,448,831 for the twelve-months ended December 31, 2003,.Our company was not operational in 2002. The loss from operations was due primarily to the Company's addition in operational overhead not yet fully offset by a corresponding increase in gross profit.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $1,310,369 and a working capital deficiency of $1,340,464 at December 31, 2003 and net losses from operations of $6,448,831 and $6,028,866, respectively, for the years ended December 31, 2003 and 2002. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Independent Auditor's Report

Consolidated Balance Sheet as of December 31, 2003

Consolidated Statements of Operations For the Years Ended December 31, 2003; Restated - Note 1 (P) and 2002

Consolidated Statement of Changes in Shareholders Equity for the period January 1, 2002 to December 31, 2003.

Statement of Cash Flows for the periods December 31, 2003 and 2002

Notes To Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

         Our Chief Executive Officer who also serves as our principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended)as of a date (the "Evaluation Date") as of the end of the period covered by the report. As set forth below and in Note 1(P) to the Company's Consolidated Financial Statements appearing elsewhere in this report, management determined that there was a material weakness in the Company's internal control over financial reporting as of December 31, 2003 as more fully described below. Based upon that evaluation, the Company's Chief Executive Officer has concluded that our disclosure controls and procedures were not effective because of the material weakness described below.

         In this Annual Report on Form 10-KSB/A the Company is restating its consolidated statement of operations for the years ended December 31, 2003 and 2002 as contained in its Annual Report on Form 10-KSB for the year ended December 31, 2003 as previously filed with the Securities and Exchange Commission. This restatement was made to reflect the reclassification of expenses from "Other Income/Expense" - Settlement Gain to operating expense categories. The restatement resulted from comments from the staff of the Securities and Exchange Commission to a pending Registration Statement on Form SB-2.

         As a result of this restatement, the amount of the Company's total operating expenses for the year ended December 31, 2003 as originally reported were understated and its total other income/(expense) was overstated. This restatement did not result in a change in the Company's net loss for the period.

         Because of this accounting error, the Company has determined that a deficiency in internal controls existed related to the accounting for settlement losses. Accordingly, management determined that this control deficiency constituted a material weakness.

         Management has taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement discussed above. Other than the changes discussed above, there have been no changes made in our internal controls or in other factors that could materially affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item 1.           Index to Exhibits
------            ----------------------------------------------------------------------------------
 3.1*             2002 Stock Option Plan
10.1*             Employment Agreement between the Company and Edward Arioli dated as of February 1,
                   2002.
10.2*             Employment Agreement between the Company and Theodore Farnsworth dated as of
                   February 1, 2002.
10.3*             Employment Agreement between the Company and Steve Haglund dated as of February 1,
                   2002.
10.4*             Stock Exchange Agreement between the Company and Buzzy's Beverage Inc.
10.5*             Promissory Note with EDA Family Limited Partnership
10.6*             Stock Exchange Agreement between Xstream Beverage Group, Inc. and the shareholders of Total Beverage Network, Inc.
10.7*             Purchase and Sale Agreement between Total Beverage Network, Inc. and Universal Florida
                   Beverage Distributors, Inc.
10.8*             Asset Purchase and Sale Agreement between Beverage Network of Connecticut and Finish-
                   Line Distributors, Inc.
10.9*             Amended Employment Agreement between the Company and Barry Willson
10.10*            Amended Employment Agreement between the Company and Jerome Pearring
10.11*            Amended Employment Agreement between the Company and Theodore Farnsworth
10.12*            Consulting Agreement between Steve Haglund and Xstream Beverage Group, Inc.
10.13*            Consulting Agreement between Edward Arioli and Xstream Beverage Group, Inc.
10.14*            Asset Purchase Agreement dated March 1, 2004, by and among Beverage Network of
                   Hawaii and Pacific Rim Natural Juice Company, Inc.
10.15*            Assignment of Trademark entered into Xstream Brands, Inc. and The Maui Juice Oc. Inc.
10.16*            Business Consulting Agreement between Beverage Network of Hawaii, Inc. And Larry
                   Lassek
10.17*            Revised Employment Agreement entered into between Xstream Beverage Group, Inc. and
                   Theodore Farnsworth dated February 5, 2004.
10.18*            Revised Employment Agreement entered into between Xstream Beverage Group, Inc. and
                   Barry Willson dated February 5, 2004.
10.19*            Revised Employment Agreement entered into between Xstream Beverage Group, Inc. and
                   Jerry Pearring dated February 5, 2004.
31.1              Officer's Certificate Pursuant to Section 302
31.2              Officer's Certificate Pursuant to Section 302
32.1              Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002
99.7*             Code of Ethics

-------------
*  Previously filed

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

Date: October 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                          Date
---------                       -----                                          ----
/s/ Theodore Farnsworth
-----------------------
Theodore Farnsworth,            Chairman of the Board                          October 7, 2005

/s/ Jerry Pearring
-----------------------
Jerry Pearring,                 President, CEO and Director                    October 7, 2005

/s/ Barry Willson
-----------------------
Barry Willson,                  Vice Chairman and Chief Scientific Officer     October 7, 2005


                          Xstream Beverage Group, Inc.
                                and Subsidiaries

                                    Contents


                                                                    Page
                                                                    -----

Report of Independent Registered Public Accounting Firm              F-2

Consolidated Balance Sheet                                           F-3

Consolidated Statements of Operations; Restated - Note 1 (P)         F-4

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

Consolidated Statements of Cash Flows                                F-6

Notes to Consolidated Financial Statements                           F-7 - F-28

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors of:
Xstream Beverage Network, Inc.


We have audited the accompanying consolidated balance sheet of Xstream Beverage Network, Inc. and Subsidiaries (f.k.a. Xstream Beverage Group, Inc.) as of December 31, 2003 and the related consolidated statements of operations, changes in stockholder's equity (deficiency) and cash flows of for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Xstream Beverage Network, Inc. and Subsidiaries (f.k.a. Xstream Beverage Group, Inc.) and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                  XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                         2003           2002
                                                     -----------    -----------

Sales                                                $ 2,028,265    $        --

Cost of Goods Sold                                     1,458,198             --
                                                     -----------    -----------

Gross Profit                                             570,067             --
Expense
  Marketing & Selling                                    147,710             --
  Warehouse & Delivery                                   105,722             --
  Compensation                                         1,619,566        386,594
  Rent                                                   109,757         23,645
  Consulting Fees                                      1,981,919      3,758,365
  Professional Fees                                      270,732      1,552,933
  Loan and Loan Guarantee Fees                           325,500         50,000
  Bad Debt Expense                                        39,266             --
  Impairment Loss                                      1,720,274             --
  Other General & Administrative                         698,452        257,329
                                                     -----------    -----------

    Total Operating Expense                            7,018,898      6,028,866
                                                     -----------    -----------
Loss From Operations                                  (6,448,831)    (6,028,866)
Other Income/(Expense)
  Other Income                                            10,799             --
  Settlement gain                                             --        262,500
  Interest Income                                        170,820        128,651
  Interest Expense                                       (66,793)       (21,049)
  Settlement loss                                             --        (92,900)
  Other expense                                         (102,602)            --
                                                     -----------    -----------
    Total Other Income/(Expense)                          12,224        277,202
                                                     -----------    -----------

Net Loss                                             $(6,436,607)   $(5,751,664)
                                                     ===========    ===========

Net Loss per share - Basic and diluted               $     (0.43)   $     (0.83)
                                                     ===========    ===========

Weighted Average Shares Outstanding                   14,839,134      6,926,392
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
                                         ============    ============    ============


          See accompanying notes to consolidated financial statements

          XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                        2003         2002
                                                                   -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                       $(6,436,607)   $(5,751,664)
    Adjustments to reconcile net cash used in operations:
      Depreciation                                                       8,067            373
      Amortization                                                      44,500         18,333
      Bad debt                                                          39,266             --
      Loss on Conversion of Debt                                        85,050             --
      Contributed officer services                                     252,621             --
      Interest Income on subscription receivable                      (170,700)      (128,142)
      Stock based loan and loan guarantee fees                         325,500         50,000
      Stock based expenses                                           1,821,303      5,006,034
      Stock based settlement                                         1,195,000        107,500
      Gain on settlement                                                    --       (262,500)
      Impairment loss                                                1,720,274             --

    Changes in operating assets and liabilities:
      Accounts receivable                                              (12,022)            --
      Inventory                                                        (51,733)            --
      Other assets and deposits                                         20,658        (30,085)
      Accounts payable                                                 254,716         23,342
      Accrued expenses                                                 256,578        254,097
      Other taxes                                                           --         11,350
      Other current liabilities                                         20,137             --
                                                                   -----------    -----------

  Net cash used in operating activities                               (627,392)      (701,362)
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Disposal/Acquisition of Fixed Assets                               (25,845)        (5,889)
    Prepaid Acquisition Costs                                          (30,000)            --
    Loans to principal stockholder                                          --           (438)
    Acquisition, net of cash acquired                                 (230,599)            --
                                                                   -----------    -----------

  Net cash used in investing activities                               (286,444)        (6,327)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Settlement payment                                                      --        (50,000)
    Proceeds from sale of common stock, net                            267,723        828,471
    Cash overdraft (repayment)                                          27,900           (453)
    Loan proceeds                                                      408,840             --
    Repayments of non-related party loans                               (9,801)            --
    Proceeds from related party loans                                  224,640         50,000
    Repayments of related party loans                                       --        (74,031)
                                                                   -----------    -----------

  Net cash provided by financing activities                            919,302        753,987
                                                                   -----------    -----------
Net cash increase                                                        5,466         46,298
Cash at beginning of period                                             46,298             --
                                                                   -----------    -----------
Cash at end of period                                              $    51,764    $    46,298
                                                                   ===========    ===========

Supplemental Disclosure of Non-cash Investing and
Financing Activities:

      Common stock issued for convertible debenture and interest   $    72,450    $        --
      Common stock issued for debt                                     298,454             --
      Common stock issued for acquisitions (see note 2)              1,237,500             --
                                                                   -----------    -----------


                                                                   $ 1,608,404     $        --
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

         (I) REVENUE RECOGNITION

         The Company follows the criteria of the Securities and Exchange Commission Staff Accounting Bulletin 104 for revenue recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

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

         (P) RESTATEMENT OF 2003 STATEMENT OF OPERATIONS

         The Statement of Operations for the year ended December 31, 2003 has been Restated to reflect the reclassification of expenses from "other income/expense" Settlement Losses to operating expense categories. The following reclassifications are as follows:

         a. $418,750 was reclassed from Settlement Loss to Compensation, or an increase in Compensation from $1,200,816 to $1,619,566.

         b. $193,000 was reclassed from Settlement Loss to Consulting Fees, or an increase in Consulting Fees from $1,788,919 to $1,981,919.

         c. $85,050 was reclassed from Settlement Loss to Other General & Administrative, or an increase in Other General & Administrative from $613,402 to $698,452.


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

         The Company issued to officers 200,000 common shares under a cashless exercise provision relating to 977,778 options exercisable at $1.75 per share. The trading bid price was $2.20 on the exercise date of February 28, 2003. The exercise was recorded as a credit to common stock of $200,000 and a charge to additional paid in capital of $200,000 with no net effect on operations.

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

                          XSTREAM BEVERAGE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

         A summary of the options issued under the employment and consulting agreements as of December 31, 2003 and 2002 and changes during the years is presented below:

                                                                  2003                               2002
                                                     ------------------------------     ----------------------------
                                                                       Weighted                           Weighted
                                                       Number of        Average           Number of        Average
                                                      Options and       Exercise         Options and       Exercise
                                                       Warrants          Price            Warrants          Price
                                                     -------------    -------------     ----------------------------
               Stock Options
               Balance at beginning of year            10,042,500     $        1.09          50,000      $     1.80
               Granted                                  2,000,000     $        1.40      10,000,000      $     1.09
               Exercised                                 (977,778)    $        1.75          (7,500)     $     1.80
               Forfeited                              (10,722,222)    $        1.74              --      $       --
                                                                       ------------      ----------      ----------
                                                     ------------
               Balance at end of year                     342,500     $        3.73      10,042,500      $     1.09
                                                     ============      ============      ==========      ==========

               Options exercisable end of year            342,500     $        3.73      10,042,500      $     1.09
                                                     ------------      ------------      ----------      ----------
               Weighted average fair value of
                options granted during the year     $          --                --              --      $     0.96
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