Form 10QSB/A
period 2004-03-31
XSTREAM BEVERAGE NETWORK, INC.
filed 2005-10-11
CIK 853833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A

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

         Yes  [X]                   No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           CLASS                                  Outstanding at May 14, 2004
----------------------------                      ---------------------------
Common Stock $.001 par value                               42,376,618

                          XSTREAM BEVERAGE GROUP, INC.



PART I:   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

          Balance Sheet as of March 31, 2004 (Unaudited)                     3
          Restated - Note 1 (B)

          Statement of Operations for the three months ended
             March 31, 2004
          (Unaudited) Restated - Note 1 (B)
             and March 31, 2003                                              4

          Statement of Cash Flows for the Three Months
          Ended March 31, 2004; Restated - Note 1 (B)
          (Unaudited) and Three Months Ended March 31, 2003                  5

          Notes to Consolidated Financial Statements
          (Unaudited) as of March 31, 2004                                   6

          Management Discussion and Analysis of Financial
          Condition and Results of Operations                                17



PART II: OTHER INFORMATION                                                   21

                      XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                     MARCH 31, 2004
                                 RESTATED - NOTE 1 (B)
                                      (Unaudited)


ASSETS
     Current Assets:
        Cash                                                               $     53,642
        Accounts Receivable, net                                                175,652
        Inventory                                                               207,448
        Notes Receivable - Current                                                   --
        Other Current Assets                                                     12,137
                                                                           ------------
            Total Current Assets                                           $    448,879
                                                                           ------------
     Property and Equipment, Net                                                104,805
     Investment in Subsidiaries                                                      --
     Deferred Compensation                                                           --
     Trademarks                                                                 348,000
     Customer Lists, net                                                        186,124
     Goodwill                                                                   216,315
     Other Assets                                                                 8,750
                                                                           ------------
TOTAL ASSETS                                                               $  1,312,873
                                                                           ============
LIABILITIES &SHAREHOLDER'S DEFICIENCY
     Liabilities:
        Current Liabilities:
            Accounts Payable                                               $    740,885
            Accrued Expenses                                                    569,282
            Cash Overdraft                                                           --
            Loans - related parties
            Loans                                                               840,405
            Convertible Debenture
            Other Current Liabilities                                            36,086
                                                                           ------------
               Total Current Liabilities                                      2,186,658
                                                                           ------------


        Long Term Liabilities:
            Loans                                                                52,305
                                                                           ------------
               Total Long Term Liabilities                                       52,305
                                                                           ------------
     Shareholder's Deficiency:
        Preferred Stock, $0.001 par value, 10,000,000 shares authorized,            200
            Series A, 200,000 shares issued and outstanding
        Common Stock, $0.001 par value, 50,000,000 shares authorized,            36,303
            36,301,802 shares issued and outstanding
        Common Stock Issuable (1,514,227 shares)                                  1,514
        Paid in Capital                                                      18,907,507
        Accumulated Deficit                                                 (19,609,164)

            Less: Stock subscription receivable
            Less: Deferred consulting                                           (75,700)
            Less: Deferred Fees                                                (186,750)
                                                                           ------------
               Total Shareholder's Deficiency                                  (926,090)
                                                                           ------------
TOTAL LIABILITIES &SHAREHOLDER'S DEFICIENCY                                $  1,312,873
                                                                           ============

                 See accompanying notes to financial statements.

                  XSTREAM BEVERAGE GROUP INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              RESTATED - NOTE 1 (B)
                                   (Unaudited)


                                             Three Months Ended
                                                  March 31,
                                         ----------------------------
                                             2004            2003
                                         ------------    ------------

Sales                                    $    604,560    $     10,304

Cost of Goods Sold                            517,639           4,612
                                         ------------    ------------
Gross Profit                                   86,921           5,692

Expense
  Marketing & Selling                         186,719              --
  Warehouse & Delivery                         41,474              --
  Compensation                              1,722,901         127,985
  Rent                                         39,973           7,791
  Consulting Fees                             169,096         617,941
  Professional Fees                            69,956          53,283
  Guarantee Fee                               125,250              --
  Other General & Administrative              158,804          76,942
                                         ------------    ------------
     Total Operating Expense                2,514,172         883,942
                                         ------------    ------------
Loss From Operations                       (2,427,252)       (878,250)

Other Income/(Expense)

  Other Income                                 29,375              --
  Settlement gain                                  --              --
  Interest Income                            (299,042)         42,118
  Interest Expense                             (4,634)        (51,667)
  Settlement loss                             (20,921)             --
  Other expense                               (18,021)             --
                                         ------------    ------------
     Total Other Income/(Expense)            (313,243)         (9,549)
                                         ------------    ------------
Net Loss                                 $ (2,740,495)   $   (887,799)
                                         ============    ============

Net Loss per share - Basic and diluted   $      (0.10)   $      (0.09)
                                         ============    ============

Weighted Average Shares Outstanding -
  Basic and diluted                        27,238,945      10,218,110
                                         ============    ============

                  See accompanying notes to financial statements.

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              RESTATED - NOTE 1 (B)
                                   (Unaudited)


                                             For the Three Months Ended
                                                      March 31,
                                              ------------------------
                                                 2004           2003
                                              -----------    ---------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                 $(2,740,495)   $(887,799)
     Adjustments to reconcile net cash
       used in operations:
       Depreciation                                 1,983          236
       Amortization of Deferred Expenses          216,800       51,667
       Gain on Conversion of Debt                  (3,000)          --
       Interest Income on
         subscription receivable                  299,042      (42,090)
       Stock issued for debt conversion             6,809           --
       Stock based expenses                     1,567,265      465,025
       Stock based settlement                      23,921      193,000

     Changes in operating assets and liabilities:
       Accounts receivable                        (48,894)     (10,304)
       Inventory                                    3,526      (28,203)
       Prepaids and other current assets           (4,731)          --
       Other assets and deposits                   30,885           --
       Accounts payable                           (55,027)       8,056
       Accrued expenses                            48,655       84,818
       Other current liabilities                    4,749           --
                                              -----------    ---------
  Net cash used in operating activities          (648,512)    (165,594)
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions                                (140,500)          --
     Proceeds from return of deposit                   --       25,000
     Advance to pending acquiree                       --      (25,000)
                                              -----------    ---------
  Net cash used in investing activities          (140,500)          --

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Loan proceeds                                 12,499       70,514
     Proceeds from sale of common stock           930,696       17,200
     Cash overdraft (repayment)                   (27,898)          --
     Proceeds from related party loans             25,000       36,500
     Offering costs                              (108,370)      (1,950)
     Repayments of non-related party loans         (9,077)          --
     Repayments of related party loans            (31,960)          --
                                              -----------    ---------
Net cash provided by financing activities         790,890      122,264
                                              -----------    ---------
Net cash increase (decrease)                        1,878      (43,330)
Cash at beginning of period                        51,764       46,298
                                              -----------    ---------
Cash at end of period                         $    53,642    $   2,968
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

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
                                   (Unaudited)


NOTE 1 - STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION:
-------------------------------------------------------------------

(A) BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES

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

Acquired goodwill is considered to have an indefinite life pursuant to SFAS 142 and accordingly is not amortized but subject to periodic impairment tests. Acquired customer lists are considered to have a finite life pursuant to SFAS 142 to be amortized over the period the asset is expected to contribute to the future cash flows. XStream expects the period to be five years. The customer lists will also be subject to periodic impairment tests. Since the goodwill was recently acquired in the quarter ended June 30, 2003 and the Company is in process of completing its allocation of intangibles, impairment testing will be performed at or before year-end. (See Note 5)

(B) Restatement Of 2004

The Company originally reversed interest income on a subscription receivable through additional paid-in capital, (See Note 14 (B) - Common Stock), instead of reversing it through interest income. The adjustment was a reclassification in the amount of $313,072 which effected the financials as follows:

1. Balance Sheet: Additional paid-in capital increased from $18,594,435 to $18,907,507. Accumulated deficit increased from $19,296,092 to $19,609,164.

2. Statement of Operations: Interest income decreased from $14,030 to -$299,042. The net loss increased from $2,427,423 to $2,740,495.


For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in XStream's Form 10-KSB.

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
                                   (Unaudited)


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

NOTE 3 - ACQUISITIONS:
----------------------

Squeeze Transaction - On January 14th, 2004, our wholly owned subsidiary, Xstream Brands, Inc., a Florida Corporation, entered into an Assignment of Trademark with Squeeze Beverage, Inc., for the assignment of all of its rights and interests in the Mark "SQUEEZE" for carbonated flavored soft drinks and seltzer water, including all variations thereof such any spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. We delivered 400,000 shares of our restricted common stock to Squeeze Beverages, Inc. in exchange for the assignment of the Mark. Based upon the contemporaneous private placement offering price of $0.12, we valued he acquisition at $48,000.

Maui Juice Transaction - On March 1, 2004, our wholly owned subsidiary, Xstream Brands, Inc., a Florida Corporation, ("Xstream Brands"), entered into an Assignment of Trademark with The Maui Juice Company, Inc. ("Maui"), for the assignment of all of its rights and interests in the Mark "Maui Juice Company", including all variations thereof such any spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. The purchase price for the assignment of the Mark was $300,000 in cash, with $25,000 paid at the acquisition date and $275,000 to be paid under the terms of the agreement.

Pacific Rim Transaction - On March 1, 2004 our wholly owned subsidiary, Beverage Network or Hawaii, Inc. a Florida corporation ("BNHI"), acquired substantially all of the assets and assumed certain liabilities of Pacific Rim Natural Juice Company, Inc., a Hawaii corporation ("Pacific Rim"). This acquisition was consummated pursuant to an Asset Purchase Agreement (the "Purchase Agreement") dated March 1, 2004 by and among Beverage Network (the "Acquiror") and Pacific Rim. Under the terms of the Purchase Agreement, the Acquiror purchased substantially all of the assets of Pacific Rim and assumed certain liabilities for 250,000 shares of Xstream's restricted common stock which, based upon the contemporaneous offering price of $0.12, had a value of $30,000. In addition, prior to the closing, we advanced Pacific Rim, $15,500 resulting in a total purchase price of $45,000.

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

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
                                   (Unaudited)


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
                              ========    ========    ========    =========

Ayer Beverage Transaction - On March 15, 2004 our wholly owned subsidiary, Beverage Network of Massachusetts, Inc., a Florida Corporation ("BNMA") acquired substantially all of the assets and assumed certain liabilities of Ayer Beverages, Inc., a Massachusetts corporation ("Ayer Beverage"). This acquisition was consummated pursuant to an Asset Purchase agreement (the "Purchase Agreement") dated March 15, 2004, by and among Beverage Network of Massachusetts (the "Acquiror") and Ayer Beverage. Under the terms of the purchase Agreement, the Acquiror purchased substantially all of the assets of Ayer Beverage and

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
                                   (Unaudited)


assumed certain of its liabilities for 400,000 shares of Xstream's restricted common stock which, based upon the contemporaneous private placement offering price of $0.12 had a value of $48,000 and $200,000 cash pursuant to the terms of the agreement. This resulted in a total purchase price of $248,000.

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
                               ========    ========    =========    =========

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
                                   (Unaudited)


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

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
                                   (Unaudited)


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
                                                                        --------
                                                                        $840,406
                                                                        ========

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
                                   (Unaudited)


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

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
                                   (Unaudited)


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

         There were 200,000 preferred Series A shares outstanding at March 31, 2004.

     (B) COMMON STOCK

         In February 2002, the Company issued 4,267,500 of its common shares to its founder and principal stockholder, Xstream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance was considered in substance, a compensation expense to be recognized during the service period pursuant to a verbal consulting agreement, which was effective April 1, 2002. Accordingly, the value of $10,668,750 had been recorded as a deferred compensation expense at March 31, 2002. In July 2002, effective April 1, 2002 the Company rescinded the consulting agreement and received a subscription for the 4,267,500 common shares, paid for in the form of a promissory note at the contemporaneous offering price of $0.50 per share resulting in a subscription promissory note receivable of $2,133,750. Under Delaware law, the promissory note is considered valid consideration for the issuance of capital stock. The note bears interest at 8% and is due August 13, 2003. Due to the rescission of the consulting agreements, the $10,668,750 deferred compensation and related $10,664,483 additional paid-in capital were reversed. Interest income for 2004, 2003 and 2002 was $14,030, $170,700 and $128,342, respectively. In
         February 2004 the Company forgave the subscription receivable promissory note and related accrued interest in exchange for the return of the 4,267,500 subscribed shares. The shares have been returned to our treasury but have not been cancelled. The reversal of the principal amount of the note, $2,133,750, was reflected against additional paid in capital. The balance of the accrued interest income in the amount of $313,072 was recognized in the statement of operations.

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

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
                                   (Unaudited)


         In November 2003, the Company issued 500,000 shares as a loan fee in consideration of a one year note. The value of $250,000 based on the contemporaneous offering price of $0.50 per share is recognized over the one-year term with $42,000 expensed in 2003 and $208,000 deferred as a component of equity at December 31, 2003. The company recognized an expense of $63,000 with a deferred balance of $145,000 as of March 31, 2004.

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

         In January 2004, our wholly owned subsidiary, Xstream Brands, Inc. entered into an Assignment of Trademark with Squeeze Beverage, Inc., for the assignment of all of its rights and interests in the Mark of "SQUEEZE" for carbonated flavored soft drinks and seltzer water, including all variations thereof such any spelling, formatives, phonetic variations and stylized designs of the same an all goodwill associated therewith. The Company issued 400,000 restricted common shares based upon the PPM price of our common stock on the date of closing; ($0.12 per share) The acquisition was valued at $48,000. (See Note 3 - Acquisitions)

         The company also issued 75,000 common shares to a consultant valued at the contemporaneous PPM offering price of $0.12 per share. The services provided are for a period of six months, (01/01/04 -06/30/04) with $4,500 being recognized immediately and the balance of $4,500 being deferred over the remainder of the contract.

         In February, 2004 the company issued 10,000,000 shares in consideration of employment services provided to the company: 6,000,000 shares were issued to Theodore Farnsworth, Chairman; 2,000,000 shares each to Jerome Pearring, President/CEO and Barry Willson, Vice
         President/Secretary. The company retained

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
                                   (Unaudited)


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

         In March 2004, our wholly owned subsidiary, Beverage Network of Hawaii, Inc. (a Florida corporation), acquired all assets and certain liabilities of a Hawaii beverage company for 250,000 shares of the company's restricted common stock. The transaction was valued at $30,000, based upon the contemporaneous private placement offering price of $0.12 per share. (See Note 3 - Acquisitions)

         In March 2004, our wholly owned subsidiary, Beverage Network of Massachusetts, Inc. (a Florida corporation), acquired substantially all assets and certain liabilities of a Massachusetts beverage company for cash and 400,000 shares of the company's restricted common stock valued at $48,000. This was based upon the contemporaneous offering price of $0.12 per share. (See Note 3 - Acquisitions)

         During the first quarter, 2004, the company issued 6,614,134 shares of restricted common stock in consideration of subscriptions for the current private placement memorandum at an offering price of $0.12 per share. As of March 31, 2004, there are currently 1,141,667 shares of common stock issuable for proceeds received for the private placement memorandum.

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
                  =======                         =====        =======         =====

                  XSTREAM BEVERAGE GROUP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
                                   (Unaudited)


NOTE 15 - RELATED PARTIES:
--------------------------

The balance due to a corporate principal stockholders controlled by a Director at March 31, 2004 was $217,680. (See Note 9)

NOTE 16 - GOING CONCERN:
------------------------

As reflected in the accompanying consolidated financial statements, the Company has a net loss in 2004 of $ 2,740,495, cash used in operations in 2004 of $648,512, and an accumulated deficit of $19,609,164 at March 31, 2004; and shareholders' deficiency of $926,090 and working capital deficit of $1,737,779 at March 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital (see Note
19) and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the three months ended March 31, 2004, we incurred losses from operations of $2,427,252 as compared to $878,250 for the three months ended March 31, 2003. Our net loss was $2,740,495 as compared to a net loss of $887,799 during the comparative period in 2003.

As we continue to expand our operations, we will continue to increase our revenues. To the extent that we have sufficient revenues, operating expenses will be paid primarily from our cash flow and we intend to reduce the amount of non-cash expense items However, there can be no assurance that we will be successful in increasing revenues or reducing costs.

Liquidity and Capital Resources

As of March 31, 2004, we had $53,642 in cash, $175,652 in accounts receivable and $207,448 in inventory. Total current assets were $448,879. We also recorded $348,000 in trademarks, $186,124 in customer lists, $216,315 in goodwill for total assets of $1,312,873.

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

SUBSEQUENT EVENTS:

         Management is in the process of implementing its new business plan and generating revenues through the expansion of its distribution network and sales of its own products. Significant working capital may also be generated from the sale of the company's securities. In furtherance thereof, on May 14, 2004 we entered into a financing arrangement with Laurus Master Fund, Ltd., a New York City based investment fund ("Laurus"). The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate of prime plus two percent and has a term of three years. Initially, $2.45 million of the proceeds of the Note will be held in a restricted accounts controlled by Laurus for the purpose of the Company consummating an acquisition (which must be approved by Laurus) or until all or a portion of the outstanding principal amount of the Note is converted into shares of the Company's common stock.

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


ITEM 3.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer who also serves as our principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended)as of a date (the "Evaluation Date") as of the end of the period covered by this report. As set forth below and in Note 1(B) to the Company's Consolidated Financial Statements (unaudited) appearing elsewhere in this report, management determined that there was a material weakness in the Company's internal control over financial reporting as of March 31, 2004. Based upon that evaluation, the Company's Chief Executive Officer has concluded that our disclosure controls and procedures were not effective because of the material weakness described below.

        In this Quarterly Report on Form 10-QSB/A the Company is restating its consolidated balance sheet (unaudited) at March 31, 2004 and its consolidated statement of operations (unaudited) and consolidated statement of cash flows (unaudited) for the three months ended March 31, 2004 which appeared in its Quarterly Report on Form 10-QSB for the period ended March 31, 2004 as previously filed with the Securities and Exchange Commission. These restatements were made to reflect the correction of a prior reversal of interest income on a subscription receivable to additional paid in capital instead of interest income. The restatements resulted from comments from the staff of the Securities and Exchange Commission to a pending Registration Statement on Form SB-2.

         As a result of these restatements the amount of additional paid-in capital on its balance sheet at March 31, 2004 (unaudited) as originally reported was understated and the amount of its accumulated deficit was also understated. These changes to the balance sheet did not result in any change in total stockholders' deficiency or in total liabilities and stockholders' equity as previously reported. In addition, the amount of its interest income on its consolidated statement of income for the three months ended March 31, 2004 (unaudited) was overstated which resulted in an understatement of its total other income/(expense) and net loss for the period. These changes resulted in an increase in the Company's net loss for the period from $(2,427,423) to $(2,740,495). Finally, the statement of cash flows (unaudited) for the three months ended March 31, 2004 was restated to incorporate the foregoing changes but did not effect the net cash used in operating activities, net cash used in investing activities or net cash used in financing activities for the three months ended March 31, 2004 as previously reported.

         Because of these accounting errors, the Company has determined that a deficiency in internal controls existed related to the accounting for interest income. Accordingly, management determined that this control deficiency constituted a material weakness.

         Management has taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement discussed above. Other than the changes discussed above, there have been no changes made in the Company's internal controls or in other factors that could materially affect its internal controls subsequent to the end of the period covered by this report based on such evaluation.


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



Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

          3.1  Amended Articles of Incorporation*
         31.1  Certification by Chief Executive Officer Pursuant to Section 302
         31.2  Certification by Chief Financial Officer Pursuant to Section 302
         32.1  Certification by Chief Executive/Financial Officer Pursuant to
               Section 906


-----------
*  Previously filed.

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


                                         Xstream Beverage Network, Inc.

                                         By: /s/ Theodore Farnsworth
                                             -----------------------
                                         Theodore Farnsworth, CEO,
                                         principal executive officer and
                                         principal financial officer
October 7, 2005