Form 10QSB/A
period 2004-06-30
XSTREAM BEVERAGE NETWORK, INC.
filed 2005-10-11
CIK 853833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB/A

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

                         XSTREAM BEVERAGE NETWORK, INC.

                 Form 10-QSB/A for the period ended June 30, 2004

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB/A contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this quarterly report, the terms "Xstream Beverage," " we," "our," and "us" refers to Xstream Beverage Network, Inc. a Nevada corporation, and our subsidiaries.

         All per share information contained in this Quarterly Report gives proforma effect to the one for 20 reverse stock split of Xstream Beverage's common stock effected on July 6, 2004.

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet at June 30, 2004: Restated -
            Note 1 (E) (unaudited)...........................................3

         Consolidated Statements of Operations for the three months and six months ended June 30, 2004: Restated - Note 1 (E)
            and 2003 (unaudited).............................................4

         Consolidated Statements of Cash Flows (unaudited) for the
            six months ended June 30, 2004 and 2003..........................5

         Notes to Consolidated Financial Statements (unaudited)..............6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................24

Item 3.  Controls and Procedures............................................29

Part II  Other Information..................................................29

                  XSTREAM BEVERAGE NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                              RESTATED - NOTE 1 (E)
                                   (Unaudited)


ASSETS
   Current Assets:
      Cash                                                                 $     54,300
      Accounts Receivable, net                                                  231,194
      Inventory                                                                 268,224
      Other Current Assets                                                      360,828
                                                                           ------------
         Total Current Assets                                                   914,546
                                                                           ------------

   Property and Equipment, Net                                                  120,927

   Trademarks                                                                   303,017
   Cash-restricted                                                            2,451,154
   Customer Lists, net                                                          174,947
   Goodwill                                                                     216,315
   Other Assets                                                                  14,750
                                                                           ------------
TOTAL ASSETS                                                               $  4,195,656
                                                                           ============
LIABILITIES &SHAREHOLDERS' EQUITY
   Liabilities:
      Current Liabilities:

         Accounts Payable                                                  $    816,564
         Accrued Expenses                                                       575,548

         Loans payable                                                          358,776
         Loans, related party                                                   162,855
         Other Current Liabilities                                                5,137
                                                                           ------------
            Total Current Liabilities                                         1,918,880
                                                                           ------------

      Long Term Liabilities:
         Convertible term note, net of discounts                              1,523,707
                                                                           ------------
            Total Liabilities                                                 3,442,587
                                                                           ------------
   Shareholder's Equity:
      Preferred Stock, $0.001 par value, 10,000,000 shares authorized,              200
         Series A, 200,000 shares issued and
         outstanding
      Common Stock, $0.001 par value, 50,000,000 shares authorized,               2,382
         2,382,008 shares issued and outstanding
      Common Stock Issuable (105,734 shares)                                        106
      Additional paid-in Capital                                             21,656,267
      Accumulated Deficit                                                   (20,886,886)
      Less: deferred consulting expense                                         (19,000)
                                                                           ------------
            Total Shareholder's Equity                                          753,069
                                                                           ------------
TOTAL LIABILITIES &SHAREHOLDERS' EQUITY                                    $  4,195,656
                                                                           ============

                 See accompanying notes to financial statements.

                  XSTREAM BEVERAGE NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              RESTATED - NOTE 1 (E)
                                   (Unaudited)

                                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                           ----------------------------      ----------------------------
                                                               2004             2003             2004            2003
                                                           -----------      -----------      -----------      -----------
Sales                                                      $ 1,226,583      $   553,067      $ 1,831,143      $   605,490

Cost of Goods Sold                                             863,483          362,482        1,381,122          370,046
                                                           -----------      -----------      -----------      -----------
Gross Profit                                                   363,100          190,585          450,021          235,444

Expense
  Marketing &Selling                                            86,696           97,288          123,415          133,169
  Warehouse &Delivery                                           68,414          141,035          109,888          149,764
  Compensation                                                 838,161          593,670        2,561,062          722,299
  Rent                                                          44,141           21,373           84,114           29,164
  Consulting Fees                                              197,962          193,703          367,058          809,451
  Professional Fees                                             68,178          133,236          138,134          187,842
  Guarantee Fee                                                 41,750               --          167,000               --
  Bad Debt Expense                                              17,064            6,833           17,064            6,833
  Other General &Administrative                                195,249          124,603          504,053          154,209
                                                           -----------      -----------      -----------      -----------
    Total Operating Expense                                  1,557,615        1,311,741        4,071,788        2,192,731
                                                           -----------      -----------      -----------      -----------
Loss From Operations                                        (1,194,515)      (1,121,156)      (3,621,767)      (1,957,287)

Other Income/(Expense)

  Other Income                                                  23,274               --           52,649               --
  Settlement of employee options                                    --               --               --               --
  Conversion loss on debentures                                     --               --               --               --
  Interest Income                                                1,156               --         (297,886)              --
  Interest Expense                                            (100,734)          (2,453)        (105,368)         (55,931)
  Settlement gain, (loss)                                        5,900               --          (15,021)              --
  Other expense                                                (12,803)         (27,455)         (30,823)         (25,644)
                                                           -----------      -----------      -----------      -----------
    Total Other Income/(Expense)                               (83,207)         (29,908)        (396,449)         (81,575)
                                                           -----------      -----------      -----------      -----------
Net Loss                                                   $(1,277,722)     $(1,151,064)     $(4,018,216)     $(2,038,862)
                                                           ===========      ===========      ===========      ===========

Net Loss per share - Basic and diluted                     $     (0.61)     $     (1.67)     $     (2.28)     $     (3.43)
                                                           ===========      ===========      ===========      ===========

Weighted Average Shares Outstanding -Basic and diluted       2,106,611          687,357        1,763,196          593,907
                                                           ===========      ===========      ===========      ===========


                 See accompanying notes to financial statements.

                  XSTREAM BEVERAGE NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                              RESTATED - NOTE 1 (E)
                                   (Unaudited)

                                                                       June 30,         June 30,
                                                                         2004             2003
                                                                     -----------      -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                      $(4,018,216)     $(2,038,862)
       Adjustments to reconcile net cash used in operations:
          Depreciation                                                     6,048            1,792
          Amortization of deferred consulting                                 --          219,980
          Amortizaton of debt discount to interest expense                73,958           51,667
          Amortization of intangibles                                     56,160           23,333
          Amortization of unearned compensation                               --            7,000
          Loss on Conversion of Debt                                      23,921           85,050
          Stock Based Settlement gain                                     (3,000)              --
          Stock Based Loan Fee                                           375,000               --
          Interest Income on subscription receivable                     299,042          (84,098)
          Stock based expenses                                         1,826,516          526,075
          Stock based settlement                                              --          720,000

       Changes in operating assets and liabilities:
          Accounts receivable                                           (104,436)         (32,049)
          Inventory                                                      (57,250)         (68,637)
          Other current and non-current assets                           (46,769)         (25,545)
          Accounts payable                                                20,665          149,309
          Accrued expenses                                                87,218           89,638
          Other current liabilities                                      (32,149)          10,316
                                                                     -----------      -----------
    Net cash used in operating activities                             (1,493,292)        (365,031)

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment                             (18,187)          (6,572)
       Business acquisitions                                            (140,500)        (137,551)
                                                                     -----------      -----------
    Net cash used in investing activities                               (158,687)        (144,123)

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Loan repayments, non-related party                               (299,067)              --
       Proceeds from sale of common stock, net of offering costs       1,535,736          181,100
       Loan proceeds, non-related party                                2,928,460          234,884
       Cash overdraft                                                         --           10,372
       Loan proceeds, related party                                       32,500           51,500
       Loan repayments, related party                                    (91,960)         (15,000)
                                                                     -----------      -----------
    Net cash provided by financing activities                          4,105,669          462,856
                                                                     -----------      -----------
Net cash increase (decrease)                                           2,453,690          (46,298)
Cash at beginning of period                                               51,764           46,298
                                                                     -----------      -----------
Cash at end of period                                                $ 2,505,454      $        --
                                                                     ===========      ===========
Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:
       Interest Paid                                                 $   105,368      $        --

Supplemental Disclosure of Non-cash Investing and
Financing Activities:

          Common Stock issued for acquisitions                       $   126,000      $        --
          Common Stock issued for debt settlement                         72,418               --
          Common Stock issued for debt conversion                        140,000               --
          Cancellation of Common Stock for subscription
            receivable                                                 2,446,822               --
          Common Stock issued for deferred services                       35,500               --
          Stock based prepaid acquisition costs                          281,769               --
          Equity related debt discount                                 1,419,251               --
                                                                     -----------      -----------
                                                                     $ 4,521,760      $        --
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

         (E) Restatement of 2004
         -----------------------

         In the quarter ending March 31, 2004, the Company originally reversed interest income on a subscription receivable through additional paid-in capital, (See Note 16 (C) - Common Stock), instead of reversing it through interest income. The adjustment was a reclassification in the amount of $313,072 which effected the financials as follows:

         1. Balance Sheet: Additional paid-in capital increased from $21,343,195 to $21,656,267. Accumulated deficit increased from $20,573,814 to $20,886,886.

         2. Statement of Operations for the six months ended June 30, 2004:
         Interest income decreased from $15,185 to -$297,886. The net loss increased from $3,705,145 to $4,018,216.

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

BNMA has also entered into an employment agreement with existing key management of Ayer Beverage. The agreement is for a period of thirty-six months, commencing March 15, 2004, at a base salary of $80,000 per year. The employee is also entitled to receive an issue of 750 shares of XStream Beverage Network, Inc. ("XSBG") restricted stock upon completion of the first and second anniversary of the agreement and 1,500 shares upon completion of the third anniversary of the agreement. The agreement also stipulates for an employee bonus to be calculated on the quarterly gross profit (from 2% - 3%) based upon performance as mandated by management's profit targets.

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
                                           ===========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


To secure the payment of all Obligations, XStream Beverage Network, Inc "XBGI" and its subsidiaries entered into a Master Security Agreement which assigns and grants to Laurus Funds a continuing security interest in all of the following property now owned or at any time upon execution of the agreement, acquired by XBGI or it's subsidiaries, or in which any Assignor now have or at any time in the future may acquire any right, title or interest (the "Collateral"): all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, tradestyles and any other intellectual property, in each case, in which any Assignor now have or may acquire any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions. In the event any Assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and have obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus Funds agrees to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

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

         (C) COMMON STOCK
         ----------------

         In February 2002, the Company issued 213,375 of its common shares to its founder and principal stockholder, XStream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance was considered in substance, a compensation expense to be recognized during the service period pursuant to a verbal consulting agreement, which was effective April 1, 2002. Accordingly, the value of $10,668,750 had been recorded as a deferred compensation expense at March 31, 2002. In July 2002, effective April 1, 2002 the Company rescinded the consulting agreement and received a subscription for the 213,375 common shares, paid for in the form of a promissory note at the contemporaneous offering price of $10.00 per share resulting in a subscription promissory note receivable of $2,133,750. Under Delaware law, the promissory note is considered valid consideration for the issuance of capital stock. The note bears interest at 8% and is due August 13, 2003. Due to the rescission of the consulting agreements, the $10,668,750 deferred compensation and related $10,664,483 additional paid-in capital were reversed. Interest income for 2004, 2003 and 2002 was $14,030, $170,700 and $128,342,
         respectively. In February 2004, the Company forgave the subscription receivable promissory note and related accrued interest in exchange for the return of the 213,375 subscribed shares which were returned to treasury and cancelled. The reversal of the principal amount of the note, $2,133,750, was reflected against additional paid-in capital. The balance of the accrued interest in the amount of the accrued interest in the amount of $313,072 was recognized in the statement of operations.


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 18 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company, for the six months ended June 30, 2004, has a net loss and cash used in operations of $4,018,216 and $1,493,285, respectively, and an accumulated deficit and working capital deficit of $20,886,886 and $1,004,334, respectively, at June 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         Total operating expenses for the three months and six months ended June 30, 2004 increased approximately 17% and approximately 86%, respectively, from the three months and six months ended June 30, 2003. For the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, this increase, which is attributable to the growth of our company during fiscal 2004, primarily includes:

         * an increase of approximately $1,838,763, or approximately 255%, in compensation expense. Included in this increase is an increase of approximately $1,689,905 which reflects non-cash compensation paid which includes $1,350,000 attributable to the issuance of 500,000 shares of our common stock to the directors in February 2004, We do not presently anticipate we will record any similar non-cash expenses during the balance of fiscal 2004. We anticipate that the cash component of our compensation expense will remain relatively constant during the balance of fiscal 2004, subject to increases if we acquire additional companies and their related personnel,

         * an increase of approximately $54,950, or approximately 188%, in rent expense which is attributable to the addition of physical locations as a result of our various acquisitions during fiscal 2004,

         * a guarantee fee of $167,000 during fiscal 2004 for which there was no comparable response during fiscal 2003. This guarantee fee related to our acquisition of Beverage Network of Connecticut and our issuance of shares of our common stock as substitution of collateral for a commercial line of credit, and

         * an increase of approximately $349,844, or approximately 227%, in other general and administrative expenses which includes approximately $367,000 of non-recurring stock based fees.

         The foregoing increases were partially offset by a decrease of approximately $442,393, or approximately 55%, in consulting fees and a decease of approximately $49,708, or approximately 26%, in professional fees.

         During the balance of fiscal 2004 we anticipate that our operating expenses will continue to increase, both in relation to the integration of additional acquired companies into Xstream Beverage, as well as professional fees related to both our reporting requirements under the Securities Exchange Act of 1934 and fees related to financings and acquisitions we consummate.

         Total other income/expense for the three months and six months ended June 30, 2004 increased approximately 178% and approximately 386%, respectively, from the three months and six months ended June 30, 2003. This increase is primarily attributable to a reversal of interest income in the amount of $313,072 on a subscription receivable. We also had interest on the principal amount of the $3,000,000 secured convertible note we issued in May 2004 to Laurus Master Fund, Ltd. This financing transaction will provide us with capital to implement our acquisition strategy; we anticipate that our interest expense will significantly increase during the balance of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We have a history of losses and at June 30, 2004 we had an accumulated deficit of $20,886,886 and a working capital deficit of $1,004,334. At June 30, 2004 we also have $2,451,154 of restricted cash which represents a portion of net proceeds from the sale of the $3 million secured convertible note to Laurus Master Fund, Ltd. in May 2004.

         Net cash used in operating activities for the six months ended June 30, 2004 was $1,493,292 as compared to $365,031 for the six months ended June 30, 2003. The increase was primarily attributable to:

         *        an increase of approximately $1,979,354 in our net loss,

         * a decrease of $219,980 in amortization of deferred consulting expenses,

         * an increase of $22,291 in amortization of debt discount to interest expense,

         *        an increase of $32,827 in amortization of intangibles,

         *        a decrease of $61,129 on loss on conversion of debt,

         *        an increase of $375,000 in non-cash stock based loan fee,

         * a decrease of $383,140 in interest income on subscription receivable,

         * an increase of $580,441 of non-cash expenses related to expenses and settlements,

         *        an decrease of approximately $128,644 in accounts payable,

         * an increase of $21,224 in other current and non-current assets,

         *        a increase of $72,387 in accounts receivable,

         *        an increase of approximately $11,387 in inventory, and

         * a decrease of approximately $42,465 in other current liabilities..

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



ITEM 3.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer who also serves as our principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended)as of a date (the "Evaluation Date") as of the end period covered by the report. As set forth below and in
Note 1(E) to the Company's Consolidated Financial Statements (unaudited) appearing elsewhere in this report, management determined that there was a material weakness in the Company's internal control over financial reporting as of June 30, 2004 as more fully described below. Based upon that evaluation, the Company's Chief Executive Officer has concluded that our disclosure controls and procedures were not effective because of the material weakness described below.

         In this Quarterly Report on Form 10-QSB/A the Company is restating its consolidated balance sheet (unaudited) at June 30, 2004 and its consolidated statement of operations (unaudited) for the three and six months ended June 30, 2004 and consolidated statement of cash flows (unaudited) for the six months ended June 30, 2004 which appeared in its Quarterly Report on Form 10-QSB for the period ended June 30, 2004 as previously filed with the Securities and Exchange Commission. These restatements were made to reflect the correction of a prior reversal of interest income on a subscription receivable to additional paid in capital instead of interest income. The restatements resulted from comments from the staff of the Securities and Exchange Commission to a pending Registration Statement on Form SB-2.

         As a result of these restatements the amount of additional paid-in capital on its balance sheet at June 30, 2004 (unaudited) as originally reported was understated and the amount of its accumulated deficit was also understated. These changes did not result in a change of the total stockholders' equity at June 30, 2004. In addition, the amount of its interest income on its consolidated statement of income for the six months ended June 30, 2004 (unaudited) was overstated which resulted in an understatement of its total other income/(expense). These changes resulted in an increase in the Company's net loss for the six months ended from $(3,705,145) to $(4,018,216). Finally, the statement of cash flows (unaudited) for the six months ended June 30, 2004 was restated to incorporate the foregoing changes but did not result in any changes in the net cash used in operating activities, net cash used in investing activities or net cash used in financing activities for the six months ended June 30, 2004.

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