Form 10QSB/A
period 2004-09-30
XSTREAM BEVERAGE NETWORK, INC.
filed 2005-10-11
CIK 853833

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


                         Xstream Beverage Group, Inc.
                         ------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                         XSTREAM BEVERAGE NETWORK, INC.

               Form 10-QSB/A for the period ended September 30, 2004

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

                                      INDEX



Part I.  Financial Information



Item 1.  Financial Statements

Consolidated Balance Sheet at September 30, 2004; Restated - Note 1 (G)
         (unaudited) and December 31, 2004....................................3

Consolidated Statements of Operations for the three months
         and nine months ended September 30, 2004: Restated - Note 1 (G)
         and 2003 (unaudited).................................................4

Consolidated Statements of Cash Flows; Restated - Note 1 (G) (unaudited) for the nine months ended September 30, 2004 and 2003....................5

Notes to Consolidated Financial Statements (unaudited) .......................6


Item 2.  Management's Discussion and Analysis or Plan of Operation...........22



Item 3.  Controls and Procedures.............................................27



Part II  Other Information...................................................28

PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              RESTATED - NOTE 1 (G)

                                                                        September 30, 2004  December 31, 2003
                                                                            (Unaudited)         (Audited)
                                                                           ------------       ------------
ASSETS
  Cash                                                                     $    261,942       $     51,764
  Accounts Receivable, net of allowance for doubtful                            925,040             89,533
    accounts of $130,544 and $52,787, respectively
  Inventory                                                                   1,019,834            198,847
  Other Current Assets                                                           68,654              7,405
                                                                           ------------       ------------
               Total Current Assets                                           2,275,470            347,549
                                                                           ------------       ------------

  Property and Equipment, net of accumulated                                    315,592             46,088
    depreciation of $31,062 and $8,440, respectively
  Cash - restricted                                                             919,591                 --
  Trademarks                                                                    303,017                 --
  Customer Lists, net                                                         2,040,219                 --
  Goodwill                                                                    1,953,936                 --
  Other Assets                                                                   41,595             39,635
                                                                           ------------       ------------
                Total Long Term Assets                                        5,573,950             85,723
                                                                           ------------       ------------
TOTAL ASSETS                                                               $  7,849,420       $    433,272
                                                                           ============       ============

LIABILITIES &STOCKHOLDERS' EQUITY/(DEFICIENCY)

  Accounts Payable                                                         $  1,582,250       $    707,286
  Accrued Expenses                                                              591,720            508,775
  Loans and notes payable                                                     1,083,154            215,974
  Loans Payable - Related Party                                                  50,355            224,640
  Other Current Liabilities                                                          --             31,337
                                                                           ------------       ------------
                Total Current Liabilities                                     3,307,479          1,688,012
                                                                           ------------       ------------

  Lease Payable                                                                  41,432                 --
  Long Term Notes, net of discount                                            3,154,248             55,628
  Other long term liabilities                                                    14,350                 --
                                                                           ------------       ------------
                 Total Long Term Liabilities                                  3,210,030             55,628

                 Total Liabilities                                            6,517,509          1,743,640

 Preferred Series B (43.2 shares), net of discount of $2,057,143                126,857                 --

                                                                           ------------       ------------
STOCKHOLDERS' Equity/(Deficiency)

Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
  Series A, 200,000 shares issued and outstanding                                   200                200
Common Stock, $0.001 par value, 50,000,000 shares authorized,                     2,656              1,014
  2,656,423 and 1,013,814 shares issued and outstanding, respectively
Common Stock Issuable, 35,840 and 70, 640 shares, respectively                       36                 71
Paid in Capital                                                              24,359,847         18,440,558
Accumulated Deficit                                                         (23,119,185)       (16,868,669)
Less: Deferred costs                                                            (38,500)          (450,750)
Less: Stock subscription receivable                                                  --         (2,432,792)
                                                                           ------------       ------------
Total Stockholders' Equity/(Deficiency)                                       1,205,054         (1,310,368)
                                                                           ------------       ------------
TOTAL LIABILITIES &STOCKHOLDERS' EQUITY/(DEFICIENCY)                      $   7,849,420       $    433,272
                                                                           ============       ============

                 See accompanying notes to financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              RESTATED - NOTE 1 (G)
                                   (Unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                  2004             2003             2004            2003
                                              -----------      -----------      -----------      -----------
Sales                                         $ 3,752,738      $   860,339      $ 5,622,281      $ 1,465,940

Cost of Goods Sold                              2,607,159          590,626        4,026,682          960,784
                                              -----------      -----------      -----------      -----------
Gross Profit                                    1,145,579          269,713        1,595,599          505,156
Expense
   Marketing &Selling                              22,582           22,773          395,998          117,987
   Warehouse &Delivery                            188,594           79,824          298,483          127,271
   Compensation                                 1,229,936          419,762        3,540,996        1,264,886
   Rent                                            90,037           36,201          179,432           64,413
   Consulting Fees                                328,137          880,552          710,043        1,630,248
   Professional Fees                              229,278           38,821          352,565          247,298
   Guarantee Fee                                       --               --          167,000               --
   Bad Debt Expense                                64,482            1,689           81,546           14,379
   Impairment Expense                                  --          334,324               --          334,324
   Other General &Administrative                  451,682           52,669          953,011          258,541
                                              -----------      -----------      -----------      -----------
     Total Operating Expense                    2,604,728        1,866,615        6,679,074        4,059,347
                                              -----------      -----------      -----------      -----------
Loss From Operations                           (1,459,149)      (1,596,902)      (5,083,475)      (3,554,191)
Other Income/(Expense)
   Other Income                                    28,557               --           33,590               --
   Settlement of employee options                      --               --               --               --
   Conversion loss on debentures                       --               --               --               --
   Interest Expense, net                         (669,055)              --       (1,072,209)              --
   Settlement gain/(loss)                          50,399               --           35,378               --
   Other expense                                  (32,689)         (52,640)         (14,855)        (134,214)
                                              -----------      -----------      -----------      -----------
     Total Other Income/(Expense)                (622,788)         (52,640)      (1,018,096)        (134,214)
                                              -----------      -----------      -----------      -----------
Net Loss                                      $(2,081,937)     $(1,649,542)     $(6,101,571)     $(3,688,405)
                                              ===========      ===========      ===========      ===========
Preferred Stock Dividends                        (147,806)              --         (147,806)              --
                                              -----------      -----------      -----------      -----------
Net Loss Available to Common Stockholders     $(2,229,743)     $(1,649,542)     $(6,249,377)     $(3,688,405)
                                              ===========      ===========      ===========      ===========

Net Loss per share - Basic and diluted        $     (0.86)     $     (1.98)     $     (3.07)     $     (5.46)
                                              ===========      ===========      ===========      ===========
Weighted Average Shares Outstanding
 -Basic and diluted                             2,589,786          832,060        2,032,601          676,149
                                              ===========      ===========      ===========      ===========

                 See accompanying notes to financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                              RESTATED - NOTE 1 (G)
                                   (Unaudited)

                                                                          2004            2003
                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                               (6,101,571)      (3,688,405)
Adjustments to reconcile net cash and operations:
Bad debt                                                                   80,405           17,233
Depreciation                                                               22,622            4,462
Amortization of deferred consulting                                       110,250          385,875
Amortization of debt discount and fees to interest expense                612,105               --
Amortization of Intangibles                                               119,145           53,818
Amortization of unearned compensation                                          --            7,000
Amortization of redemption premium on Series B                             43,200               --
Contributed Services                                                           --          252,621
Loss on conversion of debt                                                 23,921           85,050
Stock Based Settlement Gain/Loss                                           (3,000)       1,195,000
Stock Based Loan fee                                                      375,000               --
Interest Income on Subscription Receivable                                299,042         (124,188)
Stock Based expenses                                                    2,098,442          794,652
Goodwil Impairment                                                             --          334,324
Changes in operating assets and liabilities:
Accounts Receivable                                                      (325,180)         (12,588)
Inventory                                                                  32,659          (35,014)
Other current and non-current assets                                      (41,839)         (16,585)
Accounts Payable                                                         (200,342)         248,708
Accrued expenses                                                         (376,863)         150,431
Other current and non-current liabilities                                 429,861           28,030
                                                                      -----------      -----------
Net cash used in operating activities                                  (2,802,143)        (319,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                     (88,626)         (22,240)
Payment for purchase of Ayer Beverage, net of cash acquired              (100,000)              --
Payment for purchase of Maui Juice Brand, net of cash acquired            (25,000)              --
Payment for purchase of Pacific Rim, net of cash acquired                 (15,500)              --
Payment for purchase of Master Distributors, net of cash acquired        (570,000)              --
Acquisitions, net of cash acquired                                             --         (240,093)
                                                                      -----------      -----------
Net Cash used in investing activities                                    (799,126)        (262,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds, non-related party, net of loan costs                     2,776,900          264,847
Loan repayments, non-related party                                     (1,372,268)              --
Restricted cash portion of loan proceeds                               (2,451,154)              --
Disbursement of restricted cash                                         1,531,563               --
Loan proceeds, related party                                               32,500          142,343
Loan repayments, related party                                           (206,960)          (1,000)
Proceeds from sales of common stock, net of offering costs              1,340,866          142,223
Proceeds from sales of preferred stock                                  2,160,000               --
                                                                      -----------      -----------
Net cash provided by financing activities                               3,811,447          548,413
                                                                      -----------      -----------
Net cash increase (decrease)                                              210,178          (33,496)
Cash at beginning of period                                                51,764           46,298
                                                                      -----------      -----------
Cash at end of period                                                 $   261,942      $    12,802
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest paid                                                       $   117,602      $    11,760
  Taxes paid                                                                   --               --

SUPPLEMENT DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Acquisition of Customer List (Note payable and Stock)                 $        --           17,500
Common Stock issued for acquisitions                                      356,769        1,237,500
Common Stock issued for debt conversion                                   140,000           70,000
Common Stock issued for debt settlement                                    57,418            2,450
Cancellation of Common Stock for subscription receivable                2,446,822               --
Common Stock issued for deferred services                                  38,500          297,500
Common Stock issued for deferred compensation                              34,501           21,842
Equity Related Debt Discount                                            1,419,251               --
                                                                      -----------      -----------
                                                                        4,493,261        1,646,792
                                                                      ===========      ===========

                 See accompanying notes to financial statements.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

(H) Going Concern
-----------------------

As reflected in the accompanying consolidated financial statements, the Company, for the nine months ended September 30, 2004, has a net loss and cash used in operations of $6,101,571 and $2,802,143, respectively, and an accumulated deficit and working capital deficit of $23,119,185 and $1,032,009, respectively, at September 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to seek to raise additional working capital to fund its current operations and to pursue its acquisition plan. There are no assurances, however, that the Company will be successful in raising additional working capital upon terms satisfactory to it, if at all. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(G) Restatement of 2004
-----------------------

In the quarter ending March 31, 2004, the Company originally reversed interest income on a subscription receivable through additional paid-in capital, (See
Note 16 (B) - Common Stock), instead of reversing it through interest income. The adjustment was a reclassification in the amount of $313,072 which effected the financials as follows:

 1. Balance Sheet: Additional paid-in capital increased from $24,046,775 to $24,359,847. Accumulated deficit increased from $22,806,113 to $23,119,185.

 2. Statement of Operations for the nine months ended September 30, 2004:
 Interest expense, net decreased from $759,137 to $1,072,209. The net loss increased from $5,788,499 to $6,101,571.


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


The table below summarizes the pro forma information of the results of operations as though the business combinations had been completed as of January 1, 2003:

                                              Nine Months Ended
                                                September 30,
                                     ---------------------------------
                                        2004                  2003
                                     -----------           -----------
     Sales                           $ 9,965,243           $ 4,995,003
     Cost of Goods                     6,777,494             3,344,171
                                     -----------           -----------

     Gross Profit                      3,187,749             1,650,832
     Operating Expenses                3,516,289             2,470,040
                                     -----------           -----------
     Net Ordinary Loss                  (328,540)             (819,208)

     Other Income (Expense)             (146,195)              (93,080)
                                     -----------           -----------
     Net Loss                        $  (474,735)          $  (912,288)
                                     ===========           ===========

     Net Loss per Share              $      (.23)          $     (1.30)
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
                                         ==========                ==========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE 6 - FIXED ASSETS:

Property and equipment, net of accumulated depreciation was $315,592 and $46,088 at September 30, 2004 and December 31, 2003, respectively. Depreciation expense for the nine months ended September 30, 2004, and September 30, 2003 was $22,622 and $3,909, respectively.

NOTE 7 - TRADEMARKS:

Trademarks consist of the following:


                             September 30, 2004    December 31, 2003
                             ------------------    -----------------

Squeeze Soda                    $   48,000                      -0-
Maui Juice                         255,017                      -0-
                                ----------              ----------
         Total:                 $  303,017              $       -0-
                                ==========              ==========

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
                                             ==========            ==========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

 (See details at Note 3 - Acquisitions).

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

NOTE 17 - SUBSEQUENT EVENTS:

On October 7, 2004 the Company filed an amendment to its Articles of Incorporation which increased the number of our authorized shares of common stock from 5,000,000 to 50,000,000 shares and changed the name of the company from Xstream Beverage Network, Inc. to Xstream Beverage Network, Inc. These changes were approved by its Board of Directors and the holders of a majority of its outstanding voting securities. On September 13, 2004 the Company filed a definitive Information Statement on Schedule 14C with the SEC regarding these actions.

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

         Total operating expenses for the three months and nine months ended September 30, 2004 increased approximately $738,113 or 40% and approximately $2,619,727 or 165%, respectively, from the three months and nine months ended September 30, 2003. For the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, this increase, which is attributable to the growth of our company during fiscal 2004, primarily includes:

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

         * an increase of $2,276,110, or approximately 180%, in compensation expense. Compensation expense includes cash and stock compensation issued certain employees and to the board of directors. Included in this increase in fiscal 2004 is an increase of approximately $1,589,663 which reflects non-cash compensation paid which includes $1,350,000 attributable to the one time issuance of 500,000 shares of our common stock to the executives officers in February 2004. The 500,000 shares of our common stock were issued as bonuses to the executives of the Company. We do not presently anticipate we will record any similar non-cash expenses during the balance of fiscal 2004. We anticipate that the cash component of our compensation expense will remain relatively constant during the balance of fiscal 2004, subject to increases if we acquire additional companies and their related personnel,

         * an increase of $115,019, or approximately 179%, in rent expense which is attributable to the addition of physical locations as a result of our various acquisitions during fiscal 2004. We anticipate that rent expense will remain relatively constant during the balance of fiscal 2004, subject to increase if we acquire additional companies,

         * a decrease of $920,205 or approximately 56%, in consulting fees which is attributable to the termination of third party services associated with the company in its developmental stages. We anticipate that consulting fees will remain relatively constant during the balance of fiscal 2004,

         * an increase of $105,267, or approximately 43%, in professional fees which is primarily attributable to legal and accounting fees incurred for acquisitions closed during fiscal 2004, as well as legal and accounting fees related to various financing transactions we have undertaken and the filing of a registration statement with the SEC to register the shares of our common stock underling the securities sold in those financing transactions. We anticipate that professional fees will remain at these levels during the balance of fiscal 2004,

         * a one time guarantee fee of $167,000 during fiscal 2004 for which there was no comparable expense during fiscal 2003. This guarantee fee related to our acquisition of Beverage Network of Connecticut and our issuance of shares of our common stock as substitution of collateral for a commercial line of credit.

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

         * an increase of $694,471, or approximately 269%, in other general and administrative expenses. Other general and administrative expense includes non-recurring brand development costs, amortization of fixed assets and intangibles, insurance and utilities costs. This increase is primarily attributable to the acquisitions completed in 2004.

         Total other income/(expense), for the nine months ended September 30, 2004 increased $883,882 or approximately 659% from the nine months ended September 30, 2003. This increase is primarily attributable a one-time reversal of interest income on a subscription receivable of $313,072 recognized during the nine months ended September 30, 2003. The increase was also due to interest expense of approximately $493,000 recognized for the issuance of warrants to Laurus as compensation to release $250,000 of the restricted cash. As a result of the $3,000,000 principal amount secured convertible note we issued in May 2004 to Laurus Master Fund, Ltd. We anticipate that our interest expense will significantly increase during the balance of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We have a history of losses and at September 30, 2004 we had an accumulated deficit of $23,119,185 and a working capital deficit of $1,032,009. At September 30, 2004 we also have $919,591 of restricted cash, which represents a portion of net proceeds from the sale of the $3 million secured convertible note to Laurus Master Fund, Ltd. in May 2004. Subsequent to September 30, 2004, we have used an additional $100,000 of this restricted cash for general working capital needs.

         Net cash used in operating activities for the nine months ended September 30, 2004 was $2,802,143 as compared to $319,576 for the nine months ended September 30, 2003. The increase was primarily attributable to:

         *        an increase of approximately $2,400,00 in our net loss,

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

         Net cash used in investing activities for the nine months ended September 30, 2004 was $799,126 as compared to $262,333 in the comparable nine month period in fiscal 2003. Included in the net cash used for investing activities is primarily the use of cash for acquisitions. Net cash provided by financing activities for the nine months ended September 30, 2004 was $3,811,447 as compared to $548,413 for the nine months ended September 30, 2003. The increase in fiscal 2004 is primarily attributable to proceeds from the sale of shares of our common stock, preferred stock and convertible secured note, net of offering costs. The net proceeds from the sales of common stock were approximately $1,341,000. The proceeds from the sale of Series B preferred stock were approximately $2,160,000. The proceeds from the Secured Note to Laurus were approximately $3,000,000. These proceeds were partially offset by the loan repayment of approximately $1,579,000 and the net deposit into a restricted cash account of approximately $919,000. Subsequent to September 30, 2004 an additional $100,000 of as been released to us which we used for general working capital. The balance of the funds held in the restricted account are controlled by Laurus Master Fund, Ltd. until we consummate one or more acquisitions which will be subject to the approval of Laurus Master Fund, Ltd. or until all of the outstanding principal amount of the secured convertible term note is converted into shares of our common stock.

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



ITEM 3.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer who also serves as our principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended)as of a date (the "Evaluation Date") as of the end of the period covered by the report. As set forth below and in Note 1(G) to the Company's Consolidated Financial Statements (unaudited) appearing elsewhere in this report, management determined that there was a material weakness in the Company's internal control over financial reporting as of September 30, 2004 as more fully described below. Based upon that evaluation, the Company's Chief Executive Officer has concluded that our disclosure controls and procedures were not effective because of the material weakness described below.

         In this Quarterly Report on Form 10-QSB/A the Company is restating its consolidated balance sheet (unaudited) at September 30, 2004 and its consolidated statement of operations (unaudited) for the three and nine months ended September 30, 2004 and consolidated statement of cash flows (unaudited) for the nine months ended September 30, 2004 which appeared in its Quarterly Report on Form 10-QSB for the period ended September 30, 2004 as previously filed with the Securities and Exchange Commission. These restatements were made to reflect the correction of a prior reversal of interest income on a subscription receivable to additional paid in capital instead of interest income. The restatements resulted from comments from the staff of the Securities and Exchange Commission to a pending Registration Statement on Form SB-2.

         As a result of these restatements the amount of additional paid-in capital on its balance sheet at September 30, 2004 (unaudited) as originally reported was understated and the amount of its accumulated deficit was also understated. These changes did not result in any change to the Company's total stockholders' deficiency at September 30, 2004. In addition, the amount of its interest income on its consolidated statement of income for the nine months ended September 30, 2004 (unaudited) was overstated which resulted in an understatement of its total other income/(expense). These changes resulted in an increase of the Company's net loss for the nine months ended from $(5,788,498) to $(6,101,571) and an increase in its net loss available to common stockholders for the period from $(5,936,304) to $(6,249,377). Finally, the statement of cash flows (unaudited) for the nine months ended September 30, 2004 was restated to incorporate the foregoing changes. These changes, however, did not change the net cash used in operating activities, net cash used in investing activities or net cash used in financing activities for the nine months ended September 30, 2004 as previously reported.

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

Dated: October 7, 2005