Form 10KSB/A
period 2004-12-31
XSTREAM BEVERAGE NETWORK, INC.
filed 2005-10-11
CIK 853833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                (Amendment No. 1)
(Mark One)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

         State issuer's revenues for its most recent fiscal year. $8,583,622 for the 12 months ended December 31, 2004.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

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

            As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB/A. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2006.

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

         Our goal is to become a leading brand owner and distributor of beverage products through multiple distribution channels. We believe that our acquisition strategy is key to our ability to grow our Company. Since our acquisition of Total Beverage Network in April 2003 through December 31, 2004, we have acquired additional beverage distribution companies together with a natural juice company and certain intellectual property rights related to other new age beverage names. The acquisitions included:

         *        April 2003 - Universal Florida Beverage Distributors    (1)
         *        May 2003 - Finish-Line Distributors                     (2)
         *        January 2004 - SQUEEZE trademark
         *        March 2004 - Pacific Rim Natural Juice Company          (3)
         *        March 2004 - Maui Juice trademark
         *        March 2004 - Ayer Beverage                              (4)
         *        July 2004 - Master Distributors                         (5)

(1) Beverage Network of South Florida       ("BNSF")
(2) Beverage Network of Connecticut         ("BNCT")
(3) Beverage Network of Hawaii              ("BNHI")
(4) Beverage Network of Massachusetts       ("BNMA")
(5) Beverage Network of Maryland            ("BNMD")

         Our business strategy includes the acquisitions of additional distribution companies and proprietary value-added brands currently engaged in various aspects of the new age beverage industry. Our success is dependent on our ability to make these additional acquisitions and then to effectively integrate their operations into our Company.

         The formation of Coca Cola Enterprises and then The Pepsi Bottling Group began the demise of the independent beverage distributors, whose fate was sealed when Cadbury Schweppes began buying up strong brands such as Snapple, Dr Pepper, Seven Up and Mistic and running them through a few strong regional distribution companies, such as S.E. Atlantic in the southeast U.S. The former, strong independents have consolidated and acquired many smaller competitors. Most of the surviving small distributors are under- resourced, entrepreneurial operations with weak core brand business and inadequate infrastructures.

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

RESULTS OF OPERATIONS

         Our sales for fiscal 2004 increased $6,555,357 to $8,583,622, or approximately 323% over fiscal 2003 sales of $2,028,265. The increase in sales is attributable to the implementation of our acquisition strategy which we believe is the key driver to grow our Company and to a lesser extent, sales growth in our New England operations. Our sales for fiscal 2004 include revenues attributable to our BNSF and BNCT for the entire period reported as compared to sales reported for only a portion in fiscal 2003 as a result of the timing of the acquisitions. In addition, sales for fiscal 2004 include revenues attributable to BNHI, BNMA and BNMD acquisitions which were completed during that period.

         Sales for fiscal 2004 attributable to the BNMD acquisition were $4,281,722; sales for the BNMA acquisition were $1,427,023 and sales for the BNHI acquisition were $177,245. The combined sales for the businesses acquired during 2004 were $5,885,990, or 89.8% of our increase in sales for fiscal 2004.

         Sales attributable to our existing businesses, BNSF and BNCT, for fiscal 2004 grew 4.4% and 41.3% respectively. We acquired our South Florida business during the first quarter of 2003, while the Connecticut business was acquired during the second quarter of 2003. Sales of our proprietary brands represented 4% of our total sales in fiscal 2004 and 3% of our sales for fiscal 2003. We anticipate that sales will continue to grow in fiscal 2005 from both existing businesses and businesses we may acquire. However, our ability to grow sales in the future will depend upon our success in raising working capital to fund new acquisitions.

         The cost of goods sold as a percentage of sales for fiscal 2004 was approximately 74%, of sales as compared to approximately 72% for fiscal 2003. The slight decline in our operating margins for fiscal 2004 is attributable to a change in product mix sold primarily as a result of the BNMA acquisition; the cost of goods for this business unit in fiscal 2004 was 82.8% of sales. It was also due to the growth of BNCT which had cost of goods in fiscal 2004 at 75.1% of sales. During fiscal 2004, we generated sales from both our proprietary products as well as from the sale of third party beverage brands sold through our distributor subsidiaries. While the third party products have lower margins, we believe that the increased volume of sales attributable to a broader product line will, in time, create better margins and contribute to our overall profitability.

         Total operating expenses increased approximately 39% to $9,731,044 for fiscal 2004 as compared to $7,018,898 for fiscal 2003. This increase, which is attributable to the growth of our Company during fiscal 2004, primarily includes:

         * an increase of $941,851, or approximately 638%, in marketing and selling expense. This increase was primarily attributable to the marketing and selling expenses of the businesses that we acquired during the course of fiscal 2004. Specifically, $231,127 relating to the marketing and selling expenses for BNMD and $4,739 and $16,000, respectively, for BNMA and BNHI in fiscal 2004. These marketing expenses include point of sale advertising and promotion along with salaries and commissions for sales personnel. Marketing expense also includes marketing and promotion of Yohimbe Energy Drink of $206,430 in fiscal 2004 and the development costs of new project work such as Chinese Rocket Fuel of $123,588 and Maui Juice Company brand shelf stable products at $144,657 both for fiscal 2004. We expect our direct selling expenses to increase in fiscal 2005, subject to available working capital, as a result of the full year effect of the acquisitions made during fiscal 2004,

         * an increase in warehouse and delivery of $666,894, or approximately 631%, from BNCT, BNMA and BNMD, which includes; truck leasing, salaries of warehouse personnel and truck repairs. Of the total warehouse and delivery expense for fiscal 2004, $443,397 is attributable to the acquisition of BNMD in July 2004; $76,235 is attributable to the BNMA acquisition in March 2004 and $6,596 from the acquisition BNHI, also in March 2004. We anticipate that warehouse and delivery expenses will increase in fiscal 2005 subject to the availability of working capital, and our ability to expand our routes in existing markets as part of our organic growth strategy.

         * an increase of $2,659,480, or approximately 164%, in compensation expense. This increase is primarily attributable to compensation expense of $605,186 related to the BNMA operation; $134,112 related to the BNHI operation and $310,034 related to the BNMD. Along with those acquisitions in March and July 2004, an additional $224,237 representing the difference between a full year of compensation expense for BNCT and a partial year (from May - December) in 2003. Also contributing to the increase is non-cash compensation of $1,350,000 attributable to the one-time issuance of 500,000 shares of our common stock to Messrs. Farnsworth, Pearring and Willson. We anticipate that the cash component of our compensation expense will remain relatively constant during fiscal 2005. Compensation is subject to increase if we have the working capital to expand, organically, our existing operations and the funds to acquire new businesses along with existing personnel,

         * an increase of $147,621, or approximately 134%, in rent expense, of which $57,909 is attributable to the acquisition of BNMD in July of 2004; $41,240 is attributable to the acquisition of BNHI; and $48,345 is attributable to the acquisition of BNMA. Both were acquired in March 2004. We anticipate that rent expense will remain relatively constant during the balance of fiscal 2005, subject to increase if we acquire additional businesses,

         * a decrease of $900,330, or approximately 45%, in consulting fees which is attributable to the termination of third party services associated with the Company in its developmental stages and the internal expansion of personnel. We anticipate that expenses relating to consulting fees will remain at current levels during fiscal 2005, subject to our ability to acquire new businesses,

         * an increase of $131,762, or approximately 49%, in professional fees which is primarily attributable to legal and accounting fees incurred for acquisitions closed during fiscal 2004, as well as legal and accounting fees related to various financing transactions along with the filing of a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying securities sold in those financing transactions. We anticipate that professional fees will remain at these levels during the balance of fiscal 2005,

         * an increase of $456,127, or approximately 140%, in loan and loan guarantee fees. This increase is primarily attributable to the one-time guarantee fee related to our acquisition of BNCT and the issuance of shares of common stock as the substitution of collateral for a commercial line of credit. We do not anticipate incurring similar loan related expenses in fiscal 2005,

         * an increase of $52,222, or approximately 133%, in bad debt expense, of which $24,602 is an increase in bad debt in BNCT; $15,626 relates to bad debt incurred with BNMD and $9,705 relates to bad debt incurred with BNMA. We anticipate that bad debt expense will remain at these levels in fiscal 2005, subject to our ability to acquire new businesses.

         * a decrease of $1,720,274, or 100%, in impairment loss which represents a one-time impairment write-down of goodwill related to BNSF and BNCT,

         * an increase of $276,793, or approximately 40%, in other general and administrative expenses of which, $363,024 relates to BNMD acquired in July 2004; $65,732 and $151,603 relates to BNHI and BNMA, respectively, both acquired in March 2004. We anticipate that other general and administrative expenses will remain at current levels through fiscal 2005 unless we make additional acquisitions,

         Our loss from operations for fiscal 2004 increased $1,056,756, or approximately 16%, for fiscal 2004 as compared to fiscal 2003. Our loss from operations as a percentage of sales was 87% for fiscal 2004 as compared to 317% for fiscal 2003.

         Total other income/(expense) increased approximately 16,772%, to $(2,050,219) for fiscal 2004, as compared to $12,224 for fiscal 2003. This increase is primarily a result of $1,768,020 of interest expense related to the $3,000,000 principal amount secured convertible note we issued in May 2004 to Laurus Master Fund, Ltd. as well as the Series B Convertible Preferred Stock we sold in August 2004, both in financing transactions to provide us with capital to implement our acquisition strategy. We anticipate that we will continue to incur interest expense during fiscal 2005 on the notes and preferred stock unless either security is converted to equity by the holders,

         We reported a net loss of $9,555,806 for fiscal 2004 as compared to a net loss of $6,436,607 for fiscal 2003. Dividends payable on our Series B Convertible Preferred Stock at December 31, 2004 were $54,910 and we recognized an additional expense of $479,012 representing amortization of the discount to the dividends on these securities. We did not have comparable transactions in fiscal 2003. Accordingly, after recognition of the preferred stock dividends of $533,922, we had a net loss available to common stockholders for fiscal 2004 of $10,089,728 as compared to $6,436,607 for fiscal 2003.

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

         Net cash used in operating activities for fiscal 2004 was $3,665,339 as compared to $627,392 for fiscal 2003. The increase was primarily attributable to:

         *        an increase of $3,119,199 in our net loss,

         * an increase of $52,222 in bad debt expense which relates to our current assessment of the collectibility of our accounts receivable,

         * an increase of $1,332,384 in amortization of deferred consult-ing expenses and deferred fees which relates to an increase in expenses attributable to consulting agreements entered into during fiscal 2004 which provide for the issuance of shares of our common stock and common stock purchase warrants issued as fees under long-term agreements,

         * an increase of $1,490,654 in amortization of debt discount to interest expense, which relates to the issuance of shares of our common stock and common stock purchase warrants attached to debt instruments secured in fiscal 2004,

         * an increase of $182,612 in amortization of intangibles, which is our customer lists, acquired from Pacific Rim Natural Juice Company ("BNHI"), Ayer Beverage, Inc. ("BNMA") and Master Distributors, Inc. ("BNMD"),

         * an increase of $124,200 in amortization of redemption premium on our Series B Convertible Preferred Stock, which relates to liquidated damages for the untimely filing of the registration statement,

         * a decrease of $252,621 in contributed services, which related to officers contributing services during 2003 when the company grew from a developmental stage company to an operating brand development and beverage distribution company,

         *        a decrease of $61,129 on loss on conversion of debt,

         * an increase of $49,500 in non-cash stock based loan fee, which relates to the issuance of shares of our common stock attached to debt instruments secured in fiscal 2004,

         * an increase of $469,741 in interest income on subscription receivable, which related to the reclassification on a reversal of interest income from additional paid in capital to the statement of operations,

         * a decrease of $111,399 in stock based expenses, related to a reduction in the issuance of common stock as consideration for services and contract terminations,

         * a decrease of $1,195,000 in stock based settlements, for which no corresponding transactions occurred during the twelve months ended December 31, 2004,

         * a decrease of $1,720,274 in goodwill impairment, which relates to the complete write down of acquired customer lists and goodwill for BNSF and BNCT during fiscal 2003. Fiscal 2004 acquired customer lists and goodwill did not warrant valuations due to limited operating activities providing limited information for analysis,

         * a decrease of $67,020 in accounts receivable, relates to higher turnaround in receivables collections,

         * an increase of $257,872 in inventory primarily due the acquisition of Pacific Rim Natural Juice Company (BNHI), Ayer Beverage, Inc. (BNMA) and Master Distributors, Inc. (BNMD),

         * a decrease of $62,957 in other current assets related to a reductions of prepaid assets,

         * a decrease of $368,369 in accounts payable, for the payment of inventory due to the purchase of Pacific Rim Natural Juice Company (BNHI), Ayer Beverage, Inc. (BNMA) and Master Distributors, Inc. (BNMD),

         * a decrease of $110,762 in accrued expenses, which relates to the payment of officers salaries in fiscal 2004 as compared to fiscal 2003 when the company had to accrue them due to insufficient operating funds availability,

         * an increase of $38,027 in other current and non-current liabilities which represents an increase in tenant security deposits for sub-leased space at BNMD.


         Net cash used in investing activities for fiscal 2004 was $715,688 as compared to $286,444 for fiscal 2003. The change is primarily attributable to our acquisition of property and equipment in the acquisition of our BNHI, BNMA and BNMD operations.

           Net cash provided by financing activities for fiscal 2004 was $4,413,589 as compared to $919,302 for fiscal 2003. The increase in fiscal 2004 is primarily attributable to:

         o an increase in proceeds from the sale of common and preferred stock, net of offering costs, in the amount of $3,128,144, and
         o Restricted cash from the Laurus transaction yielding net proceeds of $452,771, and
         o        an increase in Non-related party loan proceeds of $2,736,244.

           We used the proceeds from these sources to repay $206,960 of related party, discretionary loans and $1,500,131 of contractual, non-related party loans. The funds were also used to consummate the 2004 acquisitions and for general operating costs.

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



ITEM 8A.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer who also serves as our principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended)as of a date (the "Evaluation Date") as of the end of the period covered by the report. As set forth below and in Note 1(S) to the Company's Consolidated Financial Statements appearing elsewhere in this report, management determined that there was a material weakness in the Company's internal control over financial reporting as of December 31, 2004 as more fully described below. Based upon that evaluation, the Company's Chief Executive Officer has concluded that our disclosure controls and procedures were not effective because of the material weakness described below.

         In this Annual Report on Form 10-KSB/A the Company is restating its consolidated balance sheet at December 31, 2004 and its consolidated statement of operations, statement of changes in stockholders' deficiency and consolidated statement of cash flows for the years ended December 31, 2004 and 2003 as contained in its Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, as previously filed with the Securities and Exchange Commission. These restatements were made to reflect the correction of a prior reversal of interest income on a subscription receivable to additional paid in capital instead of interest income and to properly reflect deferred fees related to its Series B convertible preferred stock. The restatements resulted from comments from the staff of the Securities and Exchange Commission to a pending Registration Statement on Form SB-2.

         As a result of these restatements:

         o the amount of the Company's total Series B preferred stock and deferred financing fees on its December 31, 2004 balance sheet were overstated and its total stockholders' equity was understated. These changes resulted in a decrease in the value attributable to the Company's Series B convertible preferred stock from $317,142 at December 31, 2004 to $(880,699) and an increase in total stockholders' equity (deficiency) from $(757,638) to $440,203,

         o the amount of the Company's total other income/(expense) for the year ended December 31, 2004 as originally reported on its consolidated statement of income was understated as a result of the overstatement of interest income, which also resulted in an understatement of its net loss^for the year ended December 31, 2004. These changes resulted in an increase in the net loss for the period from $(9,242,734) to $(9,555,806),

         o the presentation of interest on promissory note subscription receivable, cancellation of subscription receivable, the net loss for 2004 and the balance at December 31, 2004 were corrected on the Company's statement of change of stockholders' deficiency for the year ended December 31, 2004, and

         o the Company's consolidated statement of cash flows for the year ended December 31, 2004 was corrected to incorporate these restatements. These changes did not effect the net cash used in operating activities, net cash used in investing activities or net cash used in financing activities as previously reported.

         Because of these accounting errors, the Company has determined that a deficiency in internal controls existed related to the accounting for interest income and the treatment of deferred fees related to its Series B convertible preferred stock. Accordingly, management determined that these control deficiencies constituted a material weakness.

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

         In October 2001 we entered into a three year consulting agreement commencing April 1, 2002 with Xstream Beverage, Inc., a company owned by Mr. Farnsworth, to provide us with management consulting services, including independent consulting services by hiring skilled consultants in the beverage industry and to the extent that there was any change in our business objectives, Xstream Beverage, Inc. was to provide us with consultants who could assist us in implementing our business goals and objectives. As compensation for its services, in February 2002 we issued Xstream Beverage, Inc. 213,375 shares of our common stock. For purposes of our results of operations, the value of $10,668,750 attributed to these shares was to be a compensation expense recognized over the period of the agreement. In July 2002, effective April 1, 2002, we rescinded this consulting agreement and entered into a subscription agreement with Xstream Beverage, Inc. for the purchase of the 213,375 shares of our common stock for an aggregate of $2,133,750, which reflected a decrease in the then fair market value of our common stock. As consideration for the purchase Xstream Beverage, Inc. tendered to us a promissory note in the principal amount of $ 2,133,750, bearing interest at 8% per annum, and due on August 13, 2003. As a result of the cancellation of the consulting agreement, the $10,668,750 of deferred compensation and related $10,664,483 were reversed. This promissory note was cancelled in February 2004 and the 213,375 shares of our common stock were returned to our treasury with the status of authorized but unissued securities. The reversal of principal amount of the note, $2,133,750, was reflected against additional paid-in capital. The balance of accrued interest in the amount of $313,072 was recognized in the statement of operations for the twelve months ended December 31, 2004.




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
4.4      Form of Series B Warrant (9)
10.1     2002 Stock Option Plan (3)

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

10.2 Employment Agreement between the Company and Theodore Farnsworth dated as of February 1, 2002 (3)
10.3     Promissory Note with EDA Family Limited Partnership (3)
10.4 Stock Exchange Agreement between Xstream Beverage Group, Inc. and the shareholders of Total Beverage Network, Inc. (4)
10.5 Purchase and Sale Agreement between Total Beverage Network, Inc. and Universal Florida Beverage Distributors, Inc. (4)
10.6 Asset Purchase and Sale Agreement between Beverage Network of Connecticut and Finish-Line Distributors, Inc. (5)
10.7 Consulting Agreement between Steve Haglund and Xstream Beverage Group, Inc. (5)
10.8 Consulting Agreement between Edward Arioli and Xstream Beverage Group, Inc. (5)
10.9 Asset Purchase Agreement dated March 1, 2004, by and among Beverage Network of Hawaii and Pacific Rim Natural Juice Company, Inc.(6)
10.10 Assignment of Trademark entered into between Xstream Brands, Inc. and The Maui Juice Company Inc. (6)
10.11 Business Consulting Agreement between Beverage Network of Hawaii, Inc. and Larry Lassek (6)
10.12 Assignment of Trademark entered into Between Xstream Brands, Inc. and Squeeze Beverage, Inc. (6)
10.13 Employment Agreement entered into between Xstream Beverage Group, Inc. and Theodore Farnsworth dated February 5, 2004 (6)
10.14 Employment Agreement entered into between Xstream Beverage Group, Inc. and Barry Willson dated February 5, 2004 (6)
10.15 Employment Agreement entered into between Xstream Beverage Group, Inc. and Jerry Pearring dated February 5, 2004 (6)
10.16 Asset Purchase Agreement dated March 15, 2004, by and among Beverage Network of Massachusetts, Inc. and Ayer Beverages, Inc. (7)
10.17 Securities Purchase Agreement dated May 14, 2004 between Xstream Beverage Group, Inc. and Laurus Master Fund, Ltd. (8)
10.18    Master Security Agreement (8)
10.19    Registration Rights Agreement (8)
10.20    Subsidiary Guaranty (8)
10.21    Grant of Security Interest in Patents and Trademarks (8)
10.22    Stock Pledge Agreement (8)
10.23    Funds Escrow Agreement (8)
10.24    Restricted Account Side Letter (8)
10.25    Restricted Account Agreement (8)
10.26    Lease for principal executive offices (11)
10.27    Letter agreement dated January 8, 2005 with Master Distributors, Inc.
         (11)
10.28 Distributorship Agreement between Master Distributors, Inc. and Welch Foods, Inc.(11)
10.29 Distribution Agreement between Master Distributors, Inc. and Tazo Tea Company (11)
10.30 Distribution Agreement between Master Distributors, Inc. and Hansen Beverage Company dated August 16, 2004 (11)
14.1     Code of Ethics and Business Conduct **
16.1 Letter from Salberg & Company, P.A. dated December 23, 2004 to the Securities and Exchange Commission(10)
23.1     Consent of Salberg & Company, P.A.
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of principal financial officer *
32.1 Section 906 Certificate of Chief Executive Officer and principal financial officer*

----------
*    filed herewith
**   previously filed

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



                                     XSTREAM BEVERAGE GROUP, INC.

                                     By: /s/ Theodore Farnsworth
                                         ---------------------------------------
                                     Theodore Farnsworth, Chairman of the Board,
                                     CEO, principal executive officer and
                                     principal financial officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                             DATE
      ---------                     -----                             ----


/s/ Theodore Farnsworth       Chairman and CEO,                  October 7, 2005
-----------------------       principal executive officer
Theodore Farnsworth           and principal financial officer


/s/ Jerry Pearring            President and director             October 7, 2005
-----------------------
Jerry Pearring


/s/ Barry Willson             Vice Chairman and                  October 7, 2005
-----------------------       Chief Scientific Officer
Barry Willson

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                              RESTATED - NOTE 1 (S)




                         Xstream Beverage Network, Inc.
                                and Subsidiaries

                                    Contents

                                                                        Page
                                                                        ----

Report of Sherb & Co., LLP
  Independent Registered Public Accounting Firm                          F-2

Report of Salberg & Company, P.A.
  Independent Registered Public Accounting Firm                          F-3

Consolidated Balance Sheet; Restated - Note 1 (S)                        F-4

Consolidated Statements of Operations; Restated - Note 1 (S)             F-5

Consolidated Statements of Changes in Stockholders'
   Deficiency; Restated - Note 1 (S)                                     F-6

Consolidated Statements of Cash Flows; Restated - Note 1 (S)             F-7

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses and cash used in operations of $9,555,806 and $3,665,339 respectively, for the year ended December 31, 2004. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 27, 2004

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              RESTATED - NOTE 1 (S)


                                                              December 31,
                                                                 2004
                                                             ------------
ASSETS
     Current Assets:
        Cash                                                 $     84,326
        Accounts Receivable, net of allowance for doubtful        668,960
        accounts of $130,544
        Inventory                                                 825,422
        Other Current Assets                                       50,304
                                                             ------------
           Total Current Assets                                 1,629,012
                                                             ------------

     Property and Equipment                                       361,154
     Less: Accumulated Depreciation                               (51,977)
                                                             ------------
     Property and Equipment, Net                                  309,177
                                                             ------------
     Other Assets:
        Cash - restricted                                         452,771
        Trademarks                                                303,017
        Customer Lists, net                                     1,932,251
        Goodwill                                                1,953,936
        Other Assets                                               34,396
                                                             ------------
           Total Other Assets                                   4,676,371
                                                             ------------
TOTAL ASSETS                                                 $  6,614,560
                                                             ============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
     Liabilities:
        Current Liabilities:
           Accounts Payable                                  $  1,737,905
           Accrued Expenses                                       697,450
           Dividends Payable                                       54,910
           Bottle Deposits                                        106,953
           Loans and notes payable                                528,067
           Loans Payable - Related Party                          187,355
           Current Portion of Long Term Debt                      652,946
           Other Current Liabilities                                8,448
                                                             ------------
              Total Current Liabilities                         3,974,034
                                                             ------------

        Long Term Liabilities:
           Long Term Notes, net of discount                     3,066,672
           Other long term liabilities                             14,350
                                                             ------------
              Total Long Term Liabilities                       3,081,022

                                                             ------------
              Total Liabilities                                 7,055,056
                                                             ------------
        Preferred Series B, net of discount
           of $1,842,858: $0.001 par value,
           10,000,000 shares authorized,
           43 shares issued and outstanding                       317,142
        Preferred Series B - Deferred Fees                     (1,197,841)
                                                             ------------
               Total Preferred Series B                          (880,699)

     Stockholders' Equity
        Preferred Stock, $0.001 par value, 10,000,000
           shares authorized, Series A, 200,000 shares
           issued and outstanding                                     200
        Common Stock, $0.001 par value, 50,000,000 shares
           authorized, 2,797,692 issued and outstanding             2,798
        Common Stock Issuable, 180,734                                181
        Additional Paid in Capital                             29,511,798
        Accumulated Deficit                                   (26,958,397)
        Less: deferred consulting expense                        (628,194)
        Less: Deferred Fees                                    (1,488,183)
                                                             ------------
              Total Stockholders' Equity                          440,203
                                                             ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  6,614,560
                                                             ============

        See accompanying notes to consolidated financial statements

                  XSTREAM BEVERAGE NETWORK, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                   2004           2003
                                         RESTATED - NOTE 1 (S)
                                               --------------------------

Sales                                          $ 8,583,622    $ 2,028,265

Cost of Goods Sold                               6,358,165      1,458,198
                                               --------------------------
Gross Profit                                     2,225,457        570,067
Expense
    Marketing & Selling                          1,089,561        147,710
    Warehouse & Delivery                           772,616        105,722
    Compensation                                 4,279,046      1,619,566
    Rent                                           257,378        109,757
    Consulting Fees                              1,081,589      1,981,919
    Professional Fees                              402,494        270,732
    Loan and Loan Guarantee Fees                   781,627        325,500
    Bad Debt Expense                                91,488         39,266
    Impairment Loss                                     --      1,720,274
    Other General & Administrative                 975,245        698,452
                                               --------------------------
        Total Operating Expense                  9,731,044      7,018,898
                                               --------------------------
Loss From Operations                            (7,505,587)    (6,448,831)
Other Income/(Expense)
    Other Income                                     5,599         10,799
    Settlement gain                                 66,762             --
    Interest Income                               (291,540)       170,820
    Interest Expense                            (1,834,813)       (66,793)
    Settlement loss                                 (3,025)            --
    Other expense                                    6,798       (102,602)
                                               --------------------------
        Total Other Income/(Expense)            (2,050,219)        12,224
                                               --------------------------
Net Loss                                        (9,555,806)    (6,436,607)

Preferred Stock Dividends                      $  (533,922)   $        --
                                               --------------------------

Net Loss Available to Common Stockholders      $(10,089,728)  $(6,436,607)
                                               ==========================


Net Loss per share - Basic and diluted         $     (4.55)   $     (8.68)
                                               ==========================

Weighted Average Shares Outstanding
  -Basic and diluted                             2,219,814        741,957
                                               ==========================

          See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                              RESTATED - NOTE 1 (S)

                                            PREFERRED STOCK      COMMON STOCK       COMMON STOCK
                                            ---------------      ------------       ------------      ADDITIONAL    ACCUMULATED
                                            SHARES   AMOUNT    SHARES    AMOUNT   ISSUABLE   AMOUNT  PAID-IN CAPITA   DEFICIT
                                            ------------------------------------------------------------------------------------
Balance, December 31, 2002                  200,000  $ 200    476,746    $ 477     13,422     $ 13   $ 12,722,163   $(10,432,062)

Stock issued for cash                            --     --     21,983       22     37,409       37        329,041             --
Stock issued as settlement                       --     --    114,750      115         --       --      1,194,885             --
Stock issued for services                        --     --    174,122      174         --       --      1,648,015             --
Stock issued for loans and loan
   guarantee fees                                --     --     70,050       70         --       --        700,430             --
Cancellation of subscription                     --     --     (2,200)      (2)        --       --        (43,998)            --
Cashless exercise of warrants                    --     --     10,000       10         --       --            (10)            --
Shares issued for debt                           --     --     15,750       16     28,130       28        455,912             --
Issuance of shares  previously issuable          --     --      8,314        8     (8,314)      (8)            --             --
Amortization of deferred fees                    --     --         --       --         --       --             --             --
Offering costs                                   --     --         --       --         --       --        (61,377)            --
Contributed accrued compensation                 --     --         --       --         --       --        252,621             --
Stock issued for acquisition                     --     --    124,300      124         --       --      1,242,876             --
Interest on prommisory note
   subscription receivable                       --     --         --       --         --       --             --             --
Net Loss, 2003                                   --     --         --       --         --       --             --     (6,436,607)
                                            ------------------------------------------------------------------------------------
Balance, December 31, 2003                  200,000    200  1,013,815    1,014     70,647       70      18,440,58    (16,868,669)

Common Stock issued for cash                     --     --    646,507      647    154,583      155      1,921,815             --
Preferred Stock issued for cash                  43     --         --       --         --       --      2,160,000             --
Offering Costs                                   --     --         --       --         --       --       (686,750)            --
Stock issued for settlement                      --     --     16,268       16         --       --         81,322             --
Stock issued for services                        --     --    309,000      309    162,778      163      1,664,518             --
Stock issued for compensation                    --     --    587,098      587         --       --      1,558,448             --
Stock issued for loan fee                        --     --         --       --         --       --      3,239,521             --
Interest on promissory note
   subscription receivable                       --     --         --       --         --       --             --             --
Cancellation of subscription                     --     --   (213,375)    (213)        --       --     (2,133,537)            --
Stock issued for acquisition                     --     --    169,904      170         --       --        407,599             --
Issuance of shares  previously issuable          --     --    207,158      207   (207,158)    (207)            --             --
Stock issued for debt                            --     --     61,250       61         --       --        146,940             --
Amortization of deferred fees                    --     --         --       --         --       --             --             --
Laurus Debt Discount                             --     --         --       --         --       --      2,114,113             --
Laurus Beneficial Conversion                     --     --         --       --         --       --        597,251             --
Dividends - Preferred Stock                      --     --         --       --         --       --             --       (533,922)
Net Loss, 2004                                   --     --         --       --         --       --             --     (9,555,806)
                                            ------------------------------------------------------------------------------------
Balance, December 31, 2004                  200,043  $ 200  2,797,625  $ 2,798    180,850    $ 181   $ 29,511,798   $(26,958,397)
                                            ====================================================================================

                                                                                    SUBSCRIPTION
                                               DEFERRED     DEFERRED     DEFERRED  PROMISSORY NOTE
                                              CONSULTING  COMPENSATION     FEES       RECEIVABLE         TOTAL
                                             --------------------------------------------------------------------
Balance, December 31, 2002                   $(248,863)        --             --     $(2,306,092)     $  (264,164)

Stock issued for cash                               --         --             --              --          329,100
Stock issued as settlement                          --         --             --              --        1,195,000
Stock issued for services                     (281,842)   (37,500)            --              --        1,328,847
Stock issued for loans and loan
   guarantee fees                                   --         --       (375,000)             --          325,500
Cancellation of subscription                        --         --             --          44,000               --
Cashless exercise of warrants                       --         --             --              --               --
Shares issued for debt                              --         --             --              --          455,956
Issuance of shares previously issuable              --         --             --              --               --
Amortization of deferred fees                  454,955     37,500             --              --          492,455
Offering costs                                      --         --             --              --          (61,377)
Contributed accrued compensation                    --         --             --              --          252,621
Stock issued for acquisition                        --         --             --              --        1,243,000
Interest on promissory note
   subscription receivable                          --         --             --        (170,700)        (170,700)
Net Loss, 2003                                      --         --             --              --       (6,436,607)
                                            ---------------------------------------------------------------------
Balance, December 31, 2003                     (75,750)        --       (375,000)     (2,432,792)      (1,310,369)

Common Stock issued for cash                        --         --             --              --        1,922,617
Preferred Stock issued for cash                     --         --             --              --        2,160,000
Offering Costs                                      --         --             --              --         (686,750)
Stock issued for settlement                         --         --             --              --           81,338
Stock issued for services                   (1,083,701)        --             --              --          581,289
Stock issued for compensation                       --    (34,500)            --              --        1,524,535
Stock issued for loan fee                           --         --     (2,041,680)             --        1,197,841
Interest on promissory note
   subscription receivable                          --         --             --         (14,030)         (14,030)
Cancellation of subscription                        --         --             --       2,446,822          313,072
Stock issued for acquisition                                                                              407,769
Issuance of shares  previously issuable             --         --             --              --               --
Stock issued for debt                               --         --             --              --          147,001
Amortization of deferred fees                  531,257     34,500        928,497              --        1,494,254
Laurus Debt Discount                                --         --             --              --        2,114,113
Laurus Beneficial Conversion                        --         --             --              --          597,251
Dividends - Preferred Stock                         --         --             --              --         (533,922)
Net Loss, 2004                                      --         --             --              --       (9,555,806)
                                            ---------------------------------------------------------------------
Balance, December 31, 2004                   $(628,194)        --    $(1,488,183)             --      $   440,203
                                            =====================================================================

             See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                        2004           2003
                                                              RESTATED - NOTE 1 (S)
                                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                            $(9,555,806)   $(6,436,607)

Adjustments to reconcile net cash and operations:
-------------------------------------------------
Bad debt                                                                 91,488         39,266
Depreciation                                                             43,537          8,067
Amortization of deferred consulting and compensation                    565,757             --
Amortization of deferred fees                                           766,627             --
Amortization of debt discount and fees to interest expense            1,490,654             --
Amortization of Intangibles                                             227,112         44,500
Liquidated damages for untimely filing of registration statement        124,200             --
Contributed services                                                         --        252,621
Loss on conversion of debt                                               23,921         85,050
Stock based settlement gain/loss                                         (3,000)            --
Stock based loan fee                                                    375,000        325,500
Other interest                                                            1,101             --
Interest income on subscription receivable                              299,041       (170,700)
Stock based services                                                  1,709,904      1,821,303
Stock based settlement                                                       --      1,195,000
Goodwill impairment                                                          --      1,720,274

Changes in operating assets and liabilities:
--------------------------------------------
Accounts receivable                                                     (79,042)       (12,022)
Inventory                                                               206,139        (51,733)
Other current  assets                                                   (42,299)        20,658
Accounts payable                                                       (113,653)       254,716
Accrued expenses                                                        145,816        256,578
Other current and non-current liabilities                                58,164         20,137
                                                                    --------------------------

Net cash used in operating activities                                (3,665,339)      (627,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                   (82,795)       (25,845)
Decrease  in other non-current assets                                    26,610             --
Payment for purchase of Ayer Beverage, net of cash acquired            (100,000)            --
Payment for purchase of Maui Juice Brand, net of cash acquired          (25,000)            --
Payment for purchase of Pacific Rim, net of cash acquired               (15,500)            --
Payment for purchase of Master Distributors, net of cash acquired      (519,003)            --
Acquisitions, net of cash acquired                                           --       (230,599)
Prepaid acquisition costs                                                    --        (30,000)
                                                                    --------------------------
Net cash used in investing activities                                  (715,688)      (286,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans                                        32,500        224,640
Repayments of related party loans                                      (206,960)            --
Repayments of non-related party loans                                (1,500,131)        (9,801)
Loan proceeds from non-related party                                  3,145,084        408,840
Restricted cash portion of loan proceeds                             (2,451,154)            --
Disbursement of restricted cash                                       1,998,383             --
Cash overdraft                                                               --         27,900
Proceeds from sales of common stock                                   1,922,617        329,100
Proceeds from sales of preferred stock                                2,160,000             --
Offering costs                                                         (686,750)       (61,377)
                                                                    --------------------------

Net cash provided by financing activities                             4,413,589        919,302
Net increase in cash                                                     32,562          5,466
Cash at beginning of year                                                51,764         46,298
                                                                    --------------------------
Cash at end of year                                                 $    84,326    $    51,764
                                                                    ==========================

Supplemental Disclosure of Cash Flow Information:


Cash paid during the period for:
     Interest paid                                                  $   117,602    $        --
     Taxes paid                                                     $        --    $        --


Supplemental Disclosure of Non-cash Investing and
Financing Activities:

Acquisition of customer list (note payable and stock)               $        --    $        --
Common stock issued for acquisitions                                    407,769      1,237,500
Common stock issued for convertible debenture and interest                   --         72,450
Common stock issued for debt conversion                                 147,001        298,454
Common stock issued for debt settlement                                  81,338             --
Cancellation of common stock for subscription                         2,446,822             --
       receivable
Common stock issued for deferred services                             1,083,701             --
Common stock issued for deferred compensation                            34,500             --
Dividends- preferred stock                                              533,922             --
Equity related debt discount                                          2,114,113             --
                                                                    ------------   -----------
                                                                    $ 6,849,166    $ 1,608,404
                                                                    ============   ===========

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

         (P) GOING CONCERN
         -----------------

         As reflected in the accompanying consolidated financial statements, the Company, has a net loss in 2004 of $9,555,806, cash used in operations in 2004 of $3,665,339 and an accumulated deficit of $29,958,397 at December 31, 2004, stockholders' equity of $440,203 and a working capital deficit of $2,345,022 at December 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

         revenues. The Company continues to raise capital and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         (S) RESTATEMENT OF 2004
         -----------------------

         For the quarter ending March 31, 2004, the Company originally reversed interest income of $313,072 on a subscription receivable to additional paid-in capital, (See Note 19 (B)-Common Stock), instead of reversing it to interest income. In the quarter ending December 31, 2004, the Company had deferred fees of $1,197,841 related to the Series B financing (See Note 19 (A)-Preferred Stock), in the equity section of the balance sheet instead of reflecting it with the Mezzanine debt in the liability section. The adjustments to the financial statements for the two reclassifications were as follows:

         1. Balance Sheet:
                             Additional paid-in capital increased from
                             $29,198,726 to $29,511,798; Accumulated deficit
                             increased from $26,645,325 to $26,958,397.

                             Deferred fees (equity) decreased from $2,686,024 to $1,488,183; Preferred B deferred fees increased from $-0- to $1,197,841.

         2. Statement of Operations:

                             Interest income decreased from $21,532 to -$291,540; Net loss increased from $9,242,734 to $9,555,806.


NOTE 2 - NET LOSS PER COMMON SHARE:
-----------------------------------

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares out-standing for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the twelve months ended December 31, 2004 and 2003, the diluted loss per share is the same as basic loss per shares since the effect of all common stock equivalents was antidilutive due to the net loss. The total outstanding warrants which have been excluded from the calculation of loss per share, were 4,030,904 and 17,125 at December 31, 2004 and 2003, respectively. In addition as of December 31, 2004 and 2003, the company has convertible preferred stock that could convert into 1,440,000 and -0- shares of common stock, respectively. The Company also has convertible notes that could convert into 846,247 and -0- shares of common stock at December 31, 2004 and 2003, respectively. (See note 3- Acquisitions and note 14-Laurus transaction) The potential dilutive effects of the convertible preferred stock and convertible notes have been excluded from the calculation of net loss per common share.

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

The following unaudited Pro Forma Combined Financial Statements of Xstream Beverage Network, Inc. ("XBNI"), Total Beverage Network, Inc. ("BNSF"), Beverage Network of Connecticut, Inc. ("BNCT"), Beverage Network of Hawaii, Inc. ("BNHI"), Beverage Network of Massachusetts, Inc. ("BNMA") and Beverage Network of Maryland, Inc. ("BNMD") give effect to the acquisitions of certain assets of Beverage Network of Hawaii, Inc. ("BNHI"), Beverage Network of Massachusetts, Inc. ("BNMA") and Beverage Network of Maryland, Inc. ("BNMD") under the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16, Business Combinations, as if they had occurred on January 1, 2003.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


These unaudited pro forma statements are presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

                                                           Twelve Months Ended December 31, 2004

                                                                                                       Proforma
                                   XBNI        BNSF      BNCT        BNHI       BNMA         BNMD     Adjustment       Total
                              -----------   --------   ----------   ---------  ---------- ----------- ----------    -----------

Sales                         $        --   $ 320,794  $2,376,704   $ 223,502  $1,637,847  $8,223,130  $      --    $12,781,977
Cost of Goods                          --     268,020   1,785,600     130,587   1,455,501   5,772,076                 9,411,784
                              -----------   ---------  ----------   ---------  ----------  ----------  ---------    -----------

Gross Profit                                   52,774     591,104      92,915     182,346   2,451,054         --      3,370,193
Operating Expenses              5,363,826     308,256   1,408,937     395,639     979,520   2,767,818         --     11,223,996
                              -----------   ---------  ----------   ---------  ----------  ----------  ---------    -----------

Operating Income, (Loss)       (5,363,826)   (255,482)   (817,833)   (302,724)   (797,174)   (316,764)        --     (7,853,803)

Other Income, (Expense)        (2,126,569)     35,512     (26,524)     45,462       2,305      (2,797)        --     (2,072,611)
                              -----------   ---------  ----------   ---------  ----------  ----------  ---------    -----------
Net Income, (Loss)            $(7,490,395)  $(219,970) $ (844,357)  $(257,262) $ (794,869) $ (319,561) $      --    $(9,926,414)
                              ===========   =========  ==========   =========  ==========  ==========  =========    ===========

Net Income,
  (Loss) per Share                                                                                                  $     (4.47)
                                                                                                                    ===========

                                                           Twelve Months Ended December 31, 2003

                                                                                                      Proforma
                                   XBNI        BNSF      BNCT          BNHI       BNMA        BNMD    Adjustment       Total
                              -----------   --------   ----------   ---------  ---------- ----------- ----------    -----------

Sales                         $   149,631   $ 419,313  $ 2,293,992   $200,654  $1,088,284  $6,931,883  $     --     $ 11,083,757
Cost of Goods                      76,643     330,917    1,810,388    115,372     797,798   4,958,019                  8,089,137
                              -----------   ---------  -----------  ---------  ----------  ----------  --------     ------------

Gross Profit                       72,988      88,396      483,604     85,282     290,486   1,973,864        --        2,994,620
Operating Expenses              3,382,025     475,609    2,631,197    312,058     256,799   1,200,140        --        8,257,828
                              -----------   ---------  -----------  ---------  ----------  ----------  --------     ------------

Operating Income, (Loss)       (3,309,037)   (387,213)  (2,147,593)  (226,776)     33,687     773,724        --       (5,263,208)

Other Income, (Expense)          (691,597)     (9,142)     (20,795)        --      (4,526)   (122,653)       --         (848,713)
                              -----------   ---------  -----------  ---------  ----------  ----------   -------     ------------

Net Income, (Loss)            $(4,000,634)  $(396,355) $(2,168,388) $(226,776) $   29,161  $  651,071  $     --      $(6,111,921)
                              ===========   =========  ==========-  =========  ==========  ==========  ========      ===========

Net Income,
  (Loss) per Share                                                                                                   $     (8.24)
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

         Effective February 5, 2004, the company executed revised employment agreements for its Chairman, President, and Vice President stipulating an annual base compensation of $130,000 each. Accrued compensation reflecting officers, new hires, and acquisitions, for the period ending December 31, 2004 was as follows:

         Accrued Expense-Salaries: Officers/Directors      $  321,271
         Accrued Expense-Salaries: Other                      232,879
         Accrued Expense-Liquidated Damages                   124,200
         Accrued Expense-Other                                 19,100
                                                           ----------

                                Total Accrued Expenses:    $  697,450
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

         On the date which is 42 months from the date of issuance of the Series B Preferred (the "redemption date"), at the option of the holder XStream is required to redeem the outstanding shares of Series B Preferred into such number of shares of its common stock equal to the liquidation preference plus all accrued but unpaid dividends divided by the conversion price then in effect, or for cash at a price equal to the number of shares of common stock each holder would be entitled to receive at the conversion price then in effect multiplied by $1.85. The Company uses the straight line method which approximates the interest method.

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

         (B) COMMON STOCK
         ----------------

         In February 2002, the Company issued 213,375 of its common shares to its founder and principal Stockholder, XStream Beverage, Inc. ("XBI"). XBI is controlled by an officer of the Company. For purposes of results of operations, the issuance was considered in substance, a compensation expense to be recognized during the service period pursuant to a verbal consulting agreement, which was effective April 1, 2002. Accordingly, the value of $10,668,750 had been recorded as a deferred compensation expense at March 31, 2002. In July 2002, effective April 1, 2002 the Company rescinded the consulting agreement and received a subscription for the 213,375 common shares, paid for in the form of a promissory note at the contemporaneous offering price of $10.00 per share resulting in a subscription promissory note receivable of $2,133,750. Under Delaware law, the promissory note is considered valid consideration for the issuance of capital stock. The note bears interest at 8% per annum and is due August 13, 2003. Due to the rescission of the consulting a agreement, the $10,668,750 deferred compensation and related $10,664,483 additional paid-in capital were reversed. Interest income for 2004 and 2003 was $14,030 and $170,700, respectively and accrued interest receivable is $299,042 and is deducted from equity as a subscription receivable at December 31, 2003. In January 2004, the Company forgave the subscription receivable promissory note for its parent and related accrued interest in exchange for the return of the 213,375 subscribed shares which were returned to treasury and cancelled. The reversal of principal amount of the note, $2,133,750, was reflected against additional paid-in capital. The balance of accrued interest in the amount of $313,072 was recognized in the statement of operations for the twelve months ended December 31, 2004.

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

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of our Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents (stipulating the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term), the transaction was classified as Mezzanine Financing and the balance of the $2,160,000 gross proceeds is reflected as of December 31, 2004 (See Note 17 - Preferred Stock) The company compensated a placement agent engaged in the transaction with warrants to purchase consisting of 160,941 warrants exercisable at $1.50 for five years, 118,588 warrants exercisable at $2.00 for five years, 144,000 warrants exercisable at $4.00 for five years. The warrants were valued at an aggregate $1,359,712 or $3.25, $3.23, $3.15 per option, respectively, to be amortized over the term of the conversion period of 42 months. The company recognized $161,870 as dividends related to this transaction as of December 31, 2004, with a remaining deferred component of $1,197,841. The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk- free interest rate of 2.51%, volatility 161% and expected term of five years.

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


                                                 2004              2003
                                            --------------     -------------

         Computed "expected" tax (benefit)  $  (3,235,000)     $  (2,188,446)
         State tax (benefit), net of
          Federal tax effect                     (462,000)                --
         Meals                                         --              4,002
         Stock issued for services              1,282,000            968,778
         Contributed services                          --             85,891
         Amortization of goodwill                 (27,000)                --
         Restatement of valuation allowance     2,442,000          1,129,775
                                            -------------      -------------
                                            $          --      $          --
                                            =============      =============

         The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

         Deferred tax assets:
         Net operating loss carryforward            $  3,382,000
         Impairment of goodwill                          592,000
         Accrued expenses                                129,000
         Other                                           127,000
                                                    ------------
         Total gross deferred tax assets               4,230,000
         Less valuation allowance                     (4,230,000)
                                                    ------------
         Net deferred tax assets                    $         --
                                                    ============

NOTE 21 - SUBSEQUENT EVENTS:

         In January, 2005, the Company issued 150,000 shares of restricted common stock to the principal owner of Master Distributors, Inc. (See note 3-Acquisitions) as consideration for deferring all debt payments until June 15, 2005. The stock was valued at $1.62; the closing price on the date of grant. The transaction value of $243,000 will be recognized over the term of the deferral period.

         We also issued 150,000 common shares to a consultant pursuant to the terms of a one-year agreement. The stock was valued at $1.70, the closing price on the date of grant. The Company also granted warrants, with a term of five years, to purchase 200,000 shares of common stock. 100,000 warrants exercisable at $4.00 and the remaining 100,000 exercisable at $5.00. The value of the stock transaction of $255,000 and the value of the warrants $220,018 (computed using the Black-Scholes model) will be recognized over the term of the agreement.

         The Company issued 200,000 common shares to a consultant pursuant to the terms of a one-year agreement. The stock as valued at $1.67; the closing price on the date of grant. The Company also granted warrants, with a term of five years, to purchase 300,000 shares of common stock. 100,000 warrants exercisable at $2.00; 100,000 warrants exercisable at $2.50 and the remaining 100,000 exercisable at $3.00. The value of the stock transaction of $334,000 and the value of the warrants $371,826 (computed using the Black-Scholes model) will be recognized over the term of the agreement.

         There were 10,000 shares of restricted common stock issued to a consultant pursuant to the terms of a six-month agreement. The shares valued at $ 1.40, the closing price on the date of grant, will be recognized over the term of the agreement.

         There were 165,000 warrants issued to the Laurus Fund for the restricted cash proceeds. These are ten year warrants exercisable at $2.00. The value of the warrants $216,216 (computed using the Black-Scholes model) will be recognized as interest expense for the three months ended March 31, 2005.

         In February, the Company issued 300,000 warrants in consideration of a short term note. These are five year warrants exercisable at $1.50. The value of the warrants (computed using the Black-Scholes model) of $269,488 will be recognized as interest expense over the term of the note which is due October 1, 2005.

         The Company also issued 40,000 warrants to a consultant pursuant to the terms of a six month contract. These are five year warrants exercisable at $1.50. The value of the warrants (computed using the Black-Scholes model) of $35,932 will be recognized as over the term of the agreement.