Form 10QSB/A
period 2005-03-31
XSTREAM BEVERAGE NETWORK, INC.
filed 2005-10-11
CIK 853833

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

                         XSTREAM BEVERAGE NETWORK, INC.

                 Form 10-QSB/A for the period ended March 31, 2005

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

                                      INDEX


                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet as of March 31, 2005
 Restated Note 1 (B) (Unaudited)...............................................3

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

Notes to Consolidated Financial Statements (Unaudited)
As of March 31, 2005...........................................................6

Item 2.  Management's Discussion and Analysis  or Plan of Operation...........21

Item 3.  Controls and Procedures..............................................26

Part II  Other Information....................................................27

Item 1.  Legal Proceedings....................................................27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........27

Item 3.  Default on Senior Securities.........................................28

Item 4.  Submission of Matters to a Vote of Security Holders..................28

Item 5.  Other Information....................................................28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              RESTATED - NOTE 1 (B)
                                   (Unaudited)

                                                                               March 31,
                                                                                 2005
                                                                             ------------
ASSETS
     Current Assets:
        Cash                                                                 $    109,364
        Accounts Receivable, net of allowance for doubtful                        632,915
        accounts of $130,544
        Inventory                                                                 681,433
        Prepaid Expenses                                                          103,560
        Other Current Assets                                                       16,971
                                                                             ------------
           Total Current Assets                                                 1,544,243
                                                                             ------------

     Property and Equipment                                                       367,042
     Less: Accumulated Depreciation                                               (74,583)
                                                                             ------------
     Property and Equipment, Net                                                  292,459
                                                                             ------------
     Other Assets:
        Cash - restricted                                                             668
        Trademarks                                                                303,017
        Customer Lists, net                                                     1,824,282
        Goodwill                                                                1,953,936
        Other Assets                                                               34,396
                                                                             ------------
           Total Other Assets                                                   4,116,299
                                                                             ------------
TOTAL ASSETS                                                                 $  5,953,001
                                                                             ============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
     Liabilities:
        Current Liabilities:
           Accounts Payable                                                  $  1,728,790
           Accrued Expenses                                                       770,961
           Overdraft Liability                                                    127,159
           Dividends Payable                                                       88,300
           Bottle Deposits                                                        113,301
           Loans and notes payable                                                516,332
           Loans Payable - Related Party                                          188,290
           Convertible Term Loan, net of discount of $219,488                      85,543
           Current Portion of Long Term Debt                                      773,275
           Other Current Liabilities                                               16,716
                                                                             ------------
              Total Current Liabilities                                         4,408,667
                                                                             ------------

        Long Term Liabilities:
           Long Term Notes, net of discount of $1,272,295                       3,001,688
           Other long term liabilities                                             14,350
                                                                             ------------
              Total Long Term Liabilities                                       3,016,038

                                                                             ------------
              Total Liabilities                                                 7,424,705
                                                                             ------------

        Preferred Series B (43.2 Shares), net of discount of $1,652,572           507,428
        Preferred Series B deferred fees                                       (1,100,719)
                                                                             ------------
              Total Preferred Series B                                           (593,291)

     Stockholders' Deficiency
        Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
           Series A, 200,000 shares issued and outstanding                            200
        Common Stock, $0.001 par value, 50,000,000 shares authorized,
           3,619,493 issued and outstanding                                         3,619
                                                                             ------------
        Paid in Capital                                                        31,642,626
        Accumulated Deficit                                                   (29,674,175)
        Less: Deferred Consulting                                              (1,292,207)
        Less: Deferred Fees                                                    (1,558,476)
                                                                             ------------
              Total Stockholders' Deficiency                                     (878,413)
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

                 XSTREAM BEVERAGE NETWORK, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                               2005             2004
                                                           -----------      -----------
Sales                                                      $ 2,533,686      $   604,560

Cost of Goods Sold                                           1,807,515          517,639
                                                           -----------      -----------
Gross Profit                                                   726,171           86,921
Expense
    Warehouse & Delivery                                       275,153          186,719
    Marketing & Selling                                        300,454           41,474
    Compensation                                               557,395        1,722,901
    Rent                                                        49,654           39,973
    Consulting Fees                                            633,667          169,096
    Professional Fees                                          118,110           69,956
    Loan and Loan Guarantee Fees                               156,651          125,250
    Bad Debt Expense                                             1,977               --
    Other General & Administrative                             299,126          158,804
                                                           -----------      -----------
        Total Operating Expense                              2,392,187        2,514,173
                                                           -----------      -----------
Loss From Operations                                        (1,666,016)      (2,427,252)
Other Income/(Expense)
    Other Income                                                10,000           29,375
    Interest Income                                              1,526           14,030
    Interest Expense                                          (740,478)          (4,634)
    Settlement loss                                                 --          (20,921)
    Other expense                                                  (10)         (18,021)
                                                           -----------      -----------
        Total Other Income/(Expense)                          (728,962)            (171)
                                                           -----------      -----------
Net Loss                                                    (2,394,978)      (2,427,423)

Preferred Stock Dividends                                     (320,798)              --
                                                           -----------      -----------

Net Loss Available to Common Stockholders                  $(2,715,776)     $(2,427,423)
                                                           ===========      ===========


Net Loss per share - Basic and diluted                     $     (0.80)     $     (1.78)
                                                           ===========      ===========

Weighted Average Shares Outstanding -Basic and diluted       3,380,528        1,361,947
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

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1 - STATEMENT OF ACCOUNTING PRESENTATION AND OTHER IMFORMATION:
--------------------------------------------------------------------

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

(B) Restatement of 2005

In the quarter ending March 31, 2005, the Company had deferred fees of $1,100,719 related to the Series B financing (See Note 19 (A)-Preferred Stock) in the equity section of the balance sheet instead of reflecting it with the Mezzanine debt in the liability section. The adjustments to the financial statements for the reclassifications was as follows.

Balance Sheet:

                           Deferred fees (equity) decreased from $2,659,195 to $1,558,476; Preferred Series B deferred fees increased from $-0- to $1,100,719.

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

NOTE 3 - NET LOSS PER COMMON SHARE:
-----------------------------------

         Basic net income (loss) per common share (Basic EPS) does not include common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the three months ended March 31, 2005 and 2004, the diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was antidilutive. The total outstanding warrants which have been excluded from the calculation of loss per share, were 5,035,904 and 15,000 at March 31, 2005 and 2004, respectively. In addition as of March 31, 2005 and 2004, the Company has convertible preferred stock that could convert into 1,440,000 and -0- shares of common stock, respectively. Series B preferred stock dividends that could convert into 116,184 and -0- shares of common stock, respectively. The Company also has convertible notes that could convert into 2,684,615 and -0-shares of common stock at March 31, 2005 and 2004, respectively. (See
         Note 16- Long Term Notes Payable & Debt Discount) The potential dilutive effects of the convertible preferred stock and convertible notes have been excluded from the calculation of net loss per common share.

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

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of our Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents (stipulating the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term), the transaction was classified as Mezzanine

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         Financing and the balance of the $2,160,000 gross proceeds is reflected as of December 31, 2004. (See Note 17 - Preferred Stock) The Company compensated a placement agent engaged in the transaction with warrants to purchase consisting of 160,941 warrants exercisable at $1.50 for five years, 118,588 warrants exercisable at $2.00 for five years, 144,000 warrants exercisable at $4.00, for five years. The warrants were valued at an aggregate $1,359,712 or $3.25, $3.23, $3.15 per option, respectively, to be amortized over the term of the conversion period of 42 months. The Company recognized $161,870 and $97,122, as of December 31, 2004 and March 31, 2005, respectively, as dividends related to this transaction. The remaining deferred component of $1,100,719 will be amortized through January, 2008. The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk- free interest rate of 2.51%, volatility 161% and expected term of five years.

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

RESULTS OF OPERATIONS

         Our sales for the three months ended March 31, 2005 were $2,533,686 as compared to $604,560 for the three months ended March 31, 2004, an increase of $1,929,126, or approximately 319% The increase in sales is attributable to the implementation of our acquisition strategy which we believe is the key driver for our company to grow. Our sales for the three months ended March 31, 2005 include revenues attributable to Ayer Beverages which we acquired in March of 2004 and Master Distributors, which we acquired in July of 2004, for which no sales were reflected in the comparable period of 2004.

         Sales attributable to Master Distributors for the three months ended March 31, 2005 were $2,083,379. If sales were adjusted for the three months ended March 31, 2005 to exclude sales from Master Distributors, our sales declined approximately $154,253 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease in sales is attributable to our lack of working capital during fiscal 2005 which prohibited us from maintaining an adequate inventory of third party brands for distribution and resulted in decreased sales in our Connecticut and S. Florida locations. We anticipate that our sales will continue to increase during the balance of fiscal 2005 as a result of the sales attributable to the acquired companies.

         The cost of goods sold as a percentage of sales for the three months ended March 31st 2005 was approximately 71% of sales as compared to approximately 86% for the comparable period in fiscal 2004. The improvement in our operating margins for the three months ended March 31, 2005 is attributable to a change in product mix sold, principally as a result of the addition of Master Distributors' business, whose cost of goods for the three month period ended March 31, 2005 was $1,465,017 which represents 58% of sales for the period. During the period ending March 31, 2005 , we generated sales from both our proprietary products as well as the sale of third party beverage brands sold through our distributor subsidiaries. Sales for proprietary brands were approximately 4% of sales for the three months ending March 31, 2005 as compared to approximately 5% of sales for the three months ending March 31, 2004.

         We recorded total operating expenses for the three months ended March 31, 2005 of $2,392,187 compared to $2,514,173 for the three month period ended March 31,2004, a decrease of approximately $121,986 or approximately 5%. The decrease primarily includes:

         * an increase of $88,434, or approximately 47%, in marketing and selling expense. Marketing expense includes marketing and promotion of Yohimbe Energy Drink and direct selling expenses and a one time charge of approximately $85,000 for brand development related to our Chinese Rocket Fuel and shelf-stable Maui Juice products. The increase in marketing and selling expense is primarily attributable to results of operations of Master Distributors for the three months ended March 31, 2005 following our acquisition of that business during the third quarter of fiscal 2004. For the three month period ended March 31, 2005, Master Distributors marketing and selling expenses were $107,758, or approximately 39%, of our total marketing and selling expense of $275,153. These expenses include promotional spending at point of sale and salaries and commissions of sales personnel. We anticipate that our marketing expense will increase during the course of fiscal 2005, provided that we are success- ful in raising the additional capital required, in order for us to implement our strategy of developing and growing corporate owned brands. In addition, as our sales increase our marketing and selling expenses will have a corresponding increase as salaries and commissions of sales personnel are recorded within this expense category,

         * an increase of $258,980, or approximately 624%, in warehouse and delivery, which includes truck leasing in New England and Maryland and truck repairs in New England and salaries of warehouse personnel. Of our total warehouse and delivery expense for the three months ended March, 2005, $200,221 is attributable to Master Distributors. When the increase for the three months ended March 31, 2005 is adjusted to exclude the warehouse and delivery expenses attributable to Master Distributors, for which there were no corresponding expenses during the three months ended March 31, 2004, our warehouse and delivery expenses increased approximately $58,759 or 142% from the comparable period in fiscal 2004. Of this increase, $35,933 relates to the Hawaiian and Massachusetts businesses being included for the entire 2005 fiscal period. The balance of the increase relates to the change of warehouse location of our South Florida and Connecticut operations We anticipate that our warehouse and delivery costs during the balance of fiscal 2005 will increase in connection with availability of working capital and if we are able to expand our routes in existing markets as part of our organic growth strategy,

         * a decrease of $1,165,506, or approximately 68%, in compensation expense. Compensation expense includes cash and stock compensation issued to certain employees and to the board of directors. Included in the compensation expense for the period ending on March 31, 2004 is $1,350,000 attributable to the one time issuance of 500,000 shares of our common stock as bonuses to the executive officers in February 2004. We do not presently anticipate that we will record any similar non-cash expenses during the balance of fiscal 2005. We anticipate that the cash component of our compensation expense will remain relatively constant during the balance of fiscal 2005, subject to increases if we acquire additional companies and their related personnel.

         * an increase of $9,681, or approximately 24%, in rent expense which is attributable to the addition of physical locations as a result of our various acquisitions during fiscal 2004 but offset by a one time credit of $24,000 for leasehold improvements completed in our Baltimore rented facility. We anticipate that rent expense will remain relatively constant during the balance of fiscal 2005, subject to increase if we acquire additional businesses.

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

         * an increase of $48,154, or approximately 69%, in professional fees which is primarily attributable to legal and accounting fees related to various financing transactions we have undertaken and the filing of a registration statement with the SEC to register the shares of our common stock underlying the securities sold in those financing transactions. We anticipate that professional fees will remain at these levels during the balance of fiscal 2005,

         * an increase of $31,401 or approximately 25% in loan and loan guarantee fees which is attributable to capital raising transactions during the three months ended March 31, 2005 for which there were no comparable fees during the three months ended March 31, 2004. This expense in fiscal 2005 represents the value of securities deposited in escrow as collateral in connection with a debt placement. We anticipate similar expenses in the balance of fiscal 2005,

         * bad debt expense of $1,977 versus no bad debt expenses for the same period in 2004. This increase is primarily attributable to the increase in sales resulting from the acquisitions. We anticipate that bad debt expense will remain relatively constant during the balance of fiscal 2005, and could increase if we acquire additional companies.

         * an increase of $140,322, or approximately 88%, in other general and administrative expenses. Other general and administrative expense includes non-recurring brand development costs, amortization of fixed assets and intangibles, insurance and utilities costs. This increase is primarily attributable to other general and administrative expenses pertaining to Master

Distributors of $181,520 for the three months ended March 31, 2005. There were no comparable expenses during the three months ended March 31, 2004, as a result of the timing of the acquisition during the third quarter of fiscal 2004. We anticipate that other general and administrative expenses will remain at the current level for the balance of fiscal year 2005 unless, subject to the availability of sufficient funds, we make additional acquisitions.

         * Total other (expense), net for the three months ended March 31, 2005 increased $728,791 or approximately 4,262% from the three months ended March 31, 2004. This increase is primarily attributable to:

         * interest income and interest (expense) for the three months ended March 31, 2005 increased $748,348 from the three months ended March 31, 2004. Included in this increase was interest, including stock issued as payment for interest together with a $81,000 penalty payable to our Series B Convertible Preferred Stockholders related to the pending registration statement. We anticipate that our interest expense may increase during the balance of fiscal 2005 if we are successful in raising additional capital,

         * no gain or loss on settlement for the three months ended March 31, 2005 as compared to a settlement loss of $20,921 for the three months ended March 31, 2004 which reflected settlements with vendors,

         * Other income decreased $19,375 for the three months ended March 31, 2005 from the three months ended March 31, 2004. Other income represents a contract termination fee reimbursed by a vendor for $10,000 and $9,375 in unclaimed bottle deposit fees,

         * Other (expense) decreased $18,011 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Other (expense) represents one time bottle deposit reimbursements.

         We reported a net loss of $2,394,798 for the three months ended March 31, 2005 as compared to a net loss of $2,427,423 for the three months ended March 31, 2004.

         For the three months ended March 31, 2005 we recorded preferred stock dividends of $320,798 attributable to our Series B Convertible Preferred Stock sold in August 2004 for which there was no comparable expense during the three months ended March 31, 2004. In accordance with the designations, rights and preferences of the Series B Convertible Preferred Stock, we expect to record preferred stock dividends during the balance of fiscal 2005.

         We reported a net loss available to common stockholders of $2,715,776 for the three months ended March 31, 2005 as compared to a net loss available to common stockholders of $2,427,423 for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We have a history of losses and at March 31, 2005 we had an accumulated deficit of $29,674,175 and a working capital deficit of $2,864,424

         Net cash used in operating activities for the three months ended March 31, 2005 was $340,793 as compared to $648,512 for the three months ended March 31, 2004 and includes the following:

         * an decrease of $32,445 in our net loss,

         * an increase of $20,622 in depreciation which relates to assets acquired in our acquisition of Master Distributors in July 2004,

         * an increase of $363,560 in amortization of deferred consulting and deferred fees which relates to an increase in expenses attributable to consulting agreements entered into during fiscal 2005 which provide for the issuance of shares of our common stock and common stock purchase warrants issued as compensation under long-term agreements,

         * an increase of $666,743 in the amortization of debt discount and fees to interest expense relating to our outstanding $3,000,000 principal secured convertible note as well as our Series B Convertible Preferred Stock,

         * an increase of $107,969 in amortization of intangibles which is our customer lists, including the first time entry of customer lists from Master Distributors due to the timing of the acquisition during the third quarter of fiscal 2004,

         * an increase of $81,000 in liquidated damages which relates to the failure of the registration statement on Form SB-2 filed by us with the SEC relative to the Series B Convertible Preferred Stock to be declared effective on a timely basis. As this registration statement remains pending, we anticipate that we will continue to incur additional penalties during the balance of fiscal 2005 until such time as the registration statement is ultimately declared effective by the SEC,

         * a decrease of $1,554,874 of non-cash expenses related to a decrease in stock based compensation paid to consultants under short-term agreements,

         * an increase in accounts receivable of $84,938 primarily due to the addition of Master Distributors in July 2004,

         * an increase in inventory of $140,463 primarily due to the additional product inventory required following the acquisition of Master Distributors in July 2004,

         * an increase of current and non-current assets of $355,722 primarily due to the acquisition of assets in the Master Distributors transaction,

         * a decrease in accounts payable of $45,911.

         * a decrease $18,917 in accrued expenses which relates to a reduction in salary accruals.

         Net cash used in investing activities for the three months ended March 31, 2005 was $5,887 as compared to $140,500 in the comparable three month period in fiscal 2004. This change reflects the payment for the purchase of Ayer Beverage, Maui Juice brand and Pacific Rim, net of cash acquired, during fiscal 2004 for which comparable transactions did not occur in the six month period ended June 30, 2005.

         Net cash provided by financing activities for the three months ended March 31, 2005 was $371,718 as compared to $790,890 for the three months ended March 31, 2004. This change from the three months ended March 31, 2004 to the three months ended March 31, 2005 includes:

         * a reduction of $25,000 in related party loans,

         * an increase in proceeds from non-related party loans of $287,501,

         * a decrease in repayments of related party loans of $31,960,

         * an increase in repayments of non-related party loans of $46,364 which represents principal payments to Laurus Master Fund of $52,941,

         * an increase in a cash overdraft of $155,057.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer who also serves as our principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended)as of a date (the "Evaluation Date") as of the end of the period covered by the report. As set forth below and in Note 1(B) to the Company's Consolidated Financial Statements (unaudited) appearing elsewhere in this report, management determined that there was a material weakness in the Company's internal control over financial reporting as of March 31, 2005 as more fully described below. Based upon that evaluation, the Company's Chief Executive Officer has concluded that our disclosure controls and procedures were not effective because of the material weakness described below.

         In this Quarterly Report on Form 10-QSB/A the Company is restating its consolidated balance sheet (unaudited) at March 31, 2005 which appeared in its Quarterly Report on Form 10-QSB for the period ended March 31, 2005 as previously filed with the Securities and Exchange Commission. These restatements were made to reflect the reclassification of deferred financing fees related to its Series B convertible preferred stock. The restatements resulted from comments from the staff of the Securities and Exchange Commission to a pending Registration Statement on Form SB-2.

         As a result of this restatement the amount of total Series B preferred stock on its balance sheet at March 31, 2005 (unaudited) as originally reported was overstated and the amount of deferred fees appearing in the stockholders' deficiency presentation and the total stockholders' deficiency was understated. These changes to the balance sheet resulted in a decrease of the value attributable to the Company's Series B preferred stock from $507,428 to $(593,291) and an increase in its total stockholders' deficiency from $(1,979,132) to $(878,413).

         Because of this accounting error, the Company has determined that a deficiency in internal controls existed related to the accounting for deferred fees. ^Accordingly, management determined that this control deficiency constituted a material weakness. ^

         Management has taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement discussed above. Other than the changes discussed above, there have been no changes made in the Company's internal controls or in other factors that could materially affect its internal controls subsequent to the end of the period covered by this report based on such evaluation.

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

         160,000 for the deferral of payments to certain debt holders

         100,000 for collateral on a term note

         4,472 for legal services rendered

         On April 7th, we entered into a consulting agreement with Adelphia Holdings, LLC.(Adelphia) in which Adelphia has been retained as a non exclusive financial advisor and investment banker. The agreement has a 12 month term and is subject to termination by either party at any time during the term upon written notice. In return for Adelphia's services under the agreement a copy of which is filed with this form 10 QSB, the company agreed to pay a monthly fee of $2,500 which would increase to $5,000 for each month that the agreement is in effect following the successful organization of financing by Adelphia for the company in excess of $1,000,000, The company has also agreed to issue 150,000 warrants to purchase 150,000 shares of the company's common stock at an exercise price of $1.50. The warrants vest, 50% upon the execution of the agreement and the balance vest monthly at 6,818 per month through the 12th month of the term. The agreement includes an exercise price ratchet in the event that the company transacts common stock at a price below the exercise price of $1.50. The recipient was a sophisticated investor. The securities were issued in reliance of the exemption provided under section 4(2) of the Securities Act of 1933

         On April 18th, we entered into a six month term financial advisory agreement with Farrand Financial Services, LLC. The agreement is for financial services for which we have agreed to issue 200,000 shares of the company's restricted common stock. The agreement may be extended upon the mutual consent of the parties. The recipient was an accredited investor. The securities were issued in reliance of the exemption provided under section 4(2) of the Securities Act of 1933

         In April 2005, we entered into an agreement with Maxim Group, LLC to provide general financial advisory and investment banking services to us on an exclusive basis. Under the terms of this agreement, we paid Maxim Group, LLC an initial retainer, and thereafter we pay the firm a monthly fee and reimbursement for expenses. Maxim Group is entitled to a fee for any financing transactions we may consummate, and we granted Maxim Group a right of first refusal as to additional financings transactions in which we may engage. The agreement may be terminated by either party on 30 days' notice, and we agreed to indemnify Maxim Group in certain circumstances. The recipient was an accredited investor. The securities were issued in reliance of the exemption provided under section 4(2) of the Securities Act of 1933

         Our Series B Preferred shares pay a cumulative, semi-annual dividend of 6% per annum, payable at the Company's option in cash, registered shares of its common stock or additional shares of its Series B Preferred (See note 19 (A)- Preferred Stock). The dividends payable as of March 31, 2005, were $88,300. The company's board of directors has resolved to pay the dividends as registered shares of its common stock.

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

ITEM 6.  EXHIBITS

Exhibit No.                 Description

 4.1       Form of Bridge Loan Promissory Note*
 4.2       Form of Warrant*
10.1       Beverage Network of Hawaii Lease Agreement*
10.2       Maxim Financial Advisory Agreement*
31.1       Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2       Rule 13a-14(a)/15d-14(a) certificate of principal financial officer
32.1       Section 1350 certification of Chief Executive Officer


------------
*  Previously Filed

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