Form 10QSB/A
period 2005-06-30
XSTREAM BEVERAGE NETWORK, INC.
filed 2005-10-11
CIK 853833

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

                         XSTREAM BEVERAGE NETWORK, INC.

                Form 10-QSB/A for the period ended June 30, 2005

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

NOTE 4 - NET LOSS PER COMMON SHARE:

         Basic net income (loss) per common share (Basic EPS) does not include common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the six months ended June 30, 2005 and 2004, the diluted loss per share is the same as basic loss per share since the effect of all common stock equiv- alents was antidilutive. The total outstanding warrants which have been excluded from the calculation of loss per share, were 6,188,795 and 727,471 at June 30, 2005 and 2004, respectively. In addition as of June 30, 2005 and 2004, the Company has convertible preferred stock that could convert into 1,640,000 and -0- shares of common stock, respectively; Series B preferred stock dividends that could convert into 161,279 and -0- shares of common stock, respectively. The Company also has convertible notes that could convert into 3,380,422 and -0- shares of common stock at June 30, 2005 and 2004, respectively, (See Note 18 - Long Term Notes Payable & Debt Discount). The potential dilutive effects of the convertible preferred stock and convertible notes have been excluded from the calculation of net loss per common share.

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

Dated: October 7, 2005.