Form 10QSB
period 2005-09-30
XSTREAM BEVERAGE NETWORK, INC.
filed 2005-11-23
CIK 853833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period from______to________

                       Commission file number: 333-30158-A

                         Xstream Beverage Network, Inc.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                      05-0547629
            ------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            4800 NW 15 Avenue, Bay A, Fort Lauderdale, Florida 33309
            --------------------------------------------------------
                    (Address of principal executive offices)

                                  954-598-7997
                                  ------------
                           (Issuer's telephone number)

                                       N/A
                          ----------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 27,217,002 shares of common stock as of November 22, 2005.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet as of September 30, 2005 (Unaudited)................3

Consolidated Statements of Operations (Unaudited)
for the three and nine months ended September 30, 2005
and September 30, 2004.........................................................4

Consolidated Statements of Cash Flows (Unaudited)
for the nine months ended September 30, 2005
and nine months ended September 30, 2004.......................................5

Notes to Consolidated Financial Statements (Unaudited)
as of September 30, 2005.......................................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............33

Item 3.  Controls and Procedures..............................................39

Part II  Other Information....................................................39

Item 1.  Legal Proceedings....................................................

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........39

Item 3.  Default on Senior Securities.........................................40

Item 4.  Submission of Matters to a Vote of Security Holders..................41

Item 5.  Other Information....................................................42

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 XSTREAM BEVERAGE NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                         SEPTEMBER 30,
                                                                                             2005
                                                                                         ------------
ASSETS
      Current Assets:
          Cash                                                                           $    188,025
          Accounts Receivable, net of allowance for doubtful                                  729,212
          accounts of $142,297
          Other Receivables                                                                   192,097
          Inventory                                                                           670,195
          Prepaid Expenses                                                                    137,989
          Other Current Assets                                                                  1,541
                                                                                         ------------
              Total Current Assets                                                          1,919,059
                                                                                         ------------

      Property and Equipment                                                                  380,163
      Less: Accumulated Depreciation                                                         (120,825)
                                                                                         ------------
      Property and Equipment, Net                                                             259,338
                                                                                         ------------
      Other Assets:
          Capitalized Funding Costs, net of accumulated amortization of $91,169               621,925
          Trademarks                                                                          303,017
          Customer Lists, net of accumulated amortization of $551,017                       1,608,345
          Goodwill                                                                          1,953,936
          Other Assets                                                                         34,787
                                                                                         ------------
              Total Other Assets                                                            4,522,010
                                                                                         ------------
TOTAL ASSETS                                                                             $  6,700,407
                                                                                         ============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
      Liabilities:
          Current Liabilities:
              Loans and notes payable                                                         491,553
              Loans Payable - Related Party                                                    50,354
              Convertible Term Loan, net of discount of $1,846,114                          1,724,552
              Current Portion of Long Term Debt, net of discount of $2,556,597                643,229
              Accounts Payable                                                              1,594,292
              Accrued Expenses                                                              1,085,364
              Dividends Payable                                                               157,750
              Bottle Deposits                                                                 108,377
              Other Current Liabilities                                                        39,419
                                                                                         ------------
                  Total Current Liabilities                                                 5,894,890
                                                                                         ------------

          Long Term Liabilities:
              Long Term Notes                                                               1,597,610
              Other long term liabilities                                                      14,350
                                                                                         ------------
                  Total Long Term Liabilities                                               1,611,960

                                                                                         ------------
                  Total Liabilities                                                         7,506,850
                                                                                         ------------

          Preferred Series B ($0.001 par value, 52.7 Shares issued and outstanding),          888,000
              net of discount of $1,272,000
          Preferred Series B - Deferred Fees                                                 (931,547)
                                                                                         ------------
                  Total Preferred Series B                                                    (43,547)
      Stockholders' Deficiency
          Preferred Stock, $0.001 par value,
              Series A, 200,000 shares issued and outstanding                                     200
          Common Stock, $0.001 par value, 50,000,000 shares authorized,
              27,076,831 issued and outstanding                                                27,077

          Additional Paid in Capital                                                       40,800,226
          Accumulated Deficit                                                             (36,474,833)
          Less: Deferred consulting expense                                                (2,018,094)
          Less: Deferred Fees                                                              (3,097,472)
                                                                                         ------------
                  Total Stockholders' Deficiency                                             (762,896)
                                                                                         ------------
TOTAL LIABILITIES & STOCKHOLDERS'  DEFICIENCY                                            $  6,700,407
                                                                                         ============

          See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                             2005             2004           2005             2004
                                                         ------------    ------------    ------------    ------------
Sales                                                    $  2,842,008    $  3,752,738    $  8,114,044    $  5,622,281

Cost of Goods Sold                                          2,070,738       2,607,159       5,860,170       4,026,682
                                                         ------------    ------------    ------------    ------------
Gross Profit                                                  771,270       1,145,579       2,253,874       1,595,599
Expense
   Warehouse & Delivery                                       265,825         188,594         861,481         298,483
   Marketing & Selling                                        223,382          22,582         730,259         395,998
   Compensation                                               434,686       1,229,936       1,437,020       3,540,996
   Rent                                                        85,825          90,037         215,144         179,432
   Consulting Fees                                          1,137,979         328,137       2,572,111         710,043
   Professional Fees                                           66,709         229,278         227,770         352,565
   Loan & Loan Guarantee Fees                                 749,370              --       1,152,407         167,000
   Bad Debt Expense                                             9,098          64,482          26,001          81,546
   Other General & Administrative                             328,063         451,682         918,800         953,011
                                                         ------------    ------------    ------------    ------------
       Total Operating Expense                              3,300,937       2,604,728       8,140,993       6,679,074
                                                         ------------    ------------    ------------    ------------
Loss From Operations                                       (2,529,667)     (1,459,149)     (5,887,119)     (5,083,475)
Other Income/(Expense)
   Other Income                                                   116          28,557          19,621          33,590
   Interest Income                                            129,966           3,248         131,492        (294,639)
   Interest Expense                                        (1,391,717)       (672,303)     (2,856,588)       (777,570)
   Settlement gain, (loss)                                      6,829          50,399           8,741          35,378
   Other expense                                                   --         (32,689)            (10)        (14,855)
                                                         ------------    ------------    ------------    ------------
       Total Other Income/(Expense)                        (1,254,806)       (622,788)     (2,696,744)     (1,018,096)
                                                         ------------    ------------    ------------    ------------
Net Loss                                                 $ (3,784,473)   $ (2,081,937)   $ (8,583,863)   $ (6,101,571)

Preferred Stock Dividends                                    (290,094)       (147,806)       (932,572)    (147,806.00)
                                                         ------------    ------------    ------------    ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                $ (4,074,567)   $ (2,229,743)   $ (9,516,435)   $ (6,249,377)
                                                         ============    ============    ============    ============

Net Loss per share - Basic and diluted                   $      (0.16)   $      (0.86)   $      (0.73)   $      (3.07)
                                                         ============    ============    ============    ============

Weighted Average Shares Outstanding -Basic and diluted     26,157,813       2,589,786      13,023,453       2,032,601
                                                         ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                       2005            2004
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                            $(8,583,863)    (6,101,571)

Adjustments to reconcile net loss to
net cash used in operating activities:
Bad debts                                                                26,001         80,405
Depreciation                                                             68,848         22,622
Amortization of deferred consulting and deferred fees                 2,318,479        110,250
Amortization of debt discount and fees to interest expense            1,795,264        612,105
Amortization of intangibles                                             323,906        119,145
Amortization of capitalized funding cost                                 91,169             --
Liquidated damages for untimely filing of SB-2 registration             303,667         43,200
Loss on conversion of debt                                                   --         23,921
Stock based settlement gain/loss                                             --         (3,000)
Stock based loan fee                                                    282,972        375,000
Interest income on subscription receivable                                   --        299,042
Stock based expenses                                                  1,085,588      2,098,442

Changes in operating assets and liabilities:
Accounts receivable                                                     (86,253)      (325,180)
Inventory                                                               155,227         32,659
Other current and non-current assets                                    171,057        (41,839)
Accounts payable                                                       (143,618)      (200,342)
Accrued expenses                                                         84,247       (376,863)
Other current and non-current liabilities                                39,816        429,861
                                                                    -----------    -----------

Net cash used in operating activities                                (2,067,493)    (2,802,143)
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                   (19,009)       (88,626)
Payment for purchase of Ayer Beverage, net of cash acquired                  --       (100,000)
Payment for purchase of Maui Juice Brand, net of cash acquired               --        (25,000)
Payment for purchase of Pacific Rim, net of cash acquired                    --        (15,500)
Payment for purchase of Master Distributors, net of cash acquired            --       (570,000)
                                                                    -----------    -----------

Net cash used in investing activities                                   (19,009)      (799,126)
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds, non-related party                                      3,547,500      2,776,900
Capitalized funding costs, Cogent Capital                              (328,500)            --
Capitalized funding costs, Maxim Group                                 (384,594)            --
Loan repayments, non-related party                                     (507,205)    (1,372,268)
Restricted cash portion of loan proceeds                                     --     (2,451,154)
Disbursement of restricted cash                                              --      1,531,563
Loan proceeds, related party                                                 --         32,500
Loan repayments, related party                                         (137,000)      (206,960)
Proceeds from sales of common stock, net of offering costs                   --      1,340,866
Proceeds from sales of preferred stock                                       --      2,160,000
                                                                    -----------    -----------
Net cash provided by financing activities                             2,190,201      3,811,447
                                                                    -----------    -----------
Net cash increase                                                       103,699        210,178
Cash at beginning of period                                              84,326         51,764
                                                                    -----------    -----------
Cash at end of period                                               $   188,025    $   261,942
                                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - ORGANIZATION:
---------------------

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

NOTE 2 - STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION:
-------------------------------------------------------------------

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in our first quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

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

NOTE 4 - NET LOSS PER COMMON SHARE:
----------------------------------

         Basic net income (loss) per common share (Basic EPS) does not include common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the nine months ended September 30, 2005 and 2004, the diluted loss per share is the same as basic loss per share since the effect of all common stock equiv- alents was antidilutive. The total outstanding warrants which have been excluded from the calculation of loss per share, were 9,714,927 and 3,601,900 at September 30, 2005 and 2004, respectively. In addition the Company has Series A Cumulative Convertible Preferred Stock that could convert into 200,000 and 200,000 shares of common stock and Series B Convertible Preferred Stock that could convert into 3,434,210 and 1,440,000 shares of common stock at September 30, 2005 and 2004, respectively. The Company also has Preferred Series B dividends that could convert to 207,566 shares of common stock along with accrued liquidated damages payable to Preferred Series B stock holders that could convert to 483,158 shares of common stock at September 30, 2005. There were no comparable shares as of September 30, 2004. The Company has convertible notes that could convert into 353,381 and 353,181 shares of common stock as a result of the Master Distributors acquisition; 3,646,520 and 2,000,000 shares of common stock as a result of the Laurus Secured Note (see Note 19 - Current Portion, Long Term Debt & Debt Discount); and 4,698,245 and -0- as a result of the term

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         notes (see Note 18 - Converitible Term Loan) at September 30, 2005 and 2004, respectively. The potential dilutive effects of the convertible preferred stock, dividends, liquidated damages and convertible notes have been excluded from the calculation of net loss per common share.

NOTE 5 - OTHER RECEIVABLES:
--------------------------

         Pursuant to the 8-K filed in November 2005, the Company is legally pursuing a former payroll processor, Florida Employer Solutions, Inc.
         (FES), for restitution in the form of reimbursement of payroll taxes monies that the payroll processor failed to pay on behalf of the Company.

         Other receivables consist of the following:

                                                    September 30, 2005
                                                    ------------------
         Due from FES                                  $  181,517
         Other                                             10,580
                                                       ----------
            Total:                                     $  192,097
                                                       ==========

NOTE 6 - INVENTORY:
------------------

         Inventories are stated at the lower of cost or market determined in a "first-in, first-out" basis. The inventory balance consisted of the following:

                                                    September 30, 2005
                                                    ------------------
         Resalable products                            $  636,514
         Proprietary brand raw materials                   33,681
                                                       ----------
         Total:                                        $  670,195
                                                       ==========

NOTE 7 - PREPAID EXPENSES:
-------------------------

         The prepaid expense balance consisted of the following:

                                                    September 30, 2005
                                                    ------------------
         Warehouse/Office Supplies                     $    4,323
         Service Contracts                                  5,416
         Rent                                               7,650
         Insurance                                         47,039
         Inventory                                         73,561
                                                       ----------
         Total:                                        $  137,989
                                                       ==========

NOTE 8 - FIXED ASSETS:
---------------------

         Property and equipment, net of accumulated depreciation was $259,338 at September 30, 2005. Depreciation expense for the nine months ending September 30, 2005 and September 30, 2004 was $68,848 and $22,622,
         respectively.

         Property and equipment at September 30, 2005 is as follows:

                                                    September 30, 2005
                                                    ------------------
         Delivery Trucks                               $  110,199
         Warehouse Equipment                               45,537
         Coolers                                           72,777
         Office Equipment                                  99,947
         Furniture & Fixtures                              14,945
         Leasehold Improvements                            36,758
                                                       ----------
                                                          380,163
         Less: Accumulated depreciation                  (120,825)
                                                       ----------
         Net                                           $  259,338
                                                       ==========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

NOTE 9 - CAPITALIZED FUNDING COSTS, NET:
---------------------------------------

         In June 2005, the Company entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. To execute the agreement, Cogent was to receive $300,000 as an initiation fee along with $28,500 for legal fees. These costs are being amortized over the 42 month term of the agreement; the balance as of September 30, 2005 was $305,709. (see
         Note 16 - Derivative Liability)

         Pursuant to the terms of the Financial Advisory and Investment Banking Agreement executed in April 25, 2005, the Company paid a placement agent fee of $282,250, or 10% of the gross units sold in the debt financing placement and legal fees. The fees are being amortized over the term of notes which have maturity dates ranging from July 6, 2006 through September 29, 2006. The balance as of September 30, 2005 was $316,216 (see Note 18 - Convertible Term Loan).

NOTE 10 - TRADEMARKS:
--------------------

         Trademarks consist of the following:

                                                    September 30, 2005
                                                    ------------------
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

NOTE 11 - CUSTOMER LIST:
-----------------------

         The table below summarizes the balance of customer lists as of September 30, 2005:

                                                          September 30, 2005
                                                          ------------------
         Beverage Network of Hawaii, Inc. ("BNHI")            $   38,350
         Beverage Network of Massachusetts, Inc. ("BNMA")        147,772
         Beverage Network of Maryland, Inc. ("BNMD")           1,973,240
                                                              ----------
                                                               2,159,362

         Accumulated Amortization:                              (551,017)
                                                              ----------
                  Total:                                      $1,608,345
                                                              ==========

         As a result of the acquisitions of the assets of Ayer Beverages, Pacific Rim Natural Juice Company and Master Distributors, Inc., the Company recorded an identifiable intangible asset classified as customer lists. Acquired customer lists are considered to have a finite

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         life pursuant to SFAS No. 142 to be amortized over the period the asset is expected to contribute to the future cash flows. The customer lists are being amortized over a five- year period. Management does not believe that there have been any events or circumstances that have resulted in the need for a revision to the remaining period of amortization as defined in SFAS No. 142.

NOTE 12 - GOODWILL:
------------------

         Acquired goodwill is considered to have an indefinite life pursuant to SFAS No. 142 and accordingly is not amortized but subject to periodic impairment tests.

         The table below summarizes the balance of goodwill as of September 30, 2005:

                                                    September 30, 2005
                                                    ------------------
         Beverage Network of Hawaii, Inc. ("BNHI")     $   44,695
         Beverage Network of Massachusetts,
           Inc. ("BNMA")                                  171,620
         Beverage Network of Maryland, Inc. ("BNMD")    1,737,621
                                                       ----------
                  Total:                               $1,953,936
                                                       ==========

         Pursuant to SFAS No. 142, goodwill of a reporting unit is required to be tested for impairment on an annual basis and between annual tests in certain circumstances. Testing for impairment, beyond an annual basis, is required if there is a significant adverse change in the entity carrying the goodwill. The Company evaluates the carrying value of intangible assets as of the fiscal year end for all entities. The Company engaged the services of an independent firm to conduct a valuation of the goodwill for BNHI and BNMA as of June 30, 2005 and for BNMD as of September 30, 2005, respectively. Based on the results of the valuation reports management deemed it not necessary to adjust the current balance of goodwill. Management will continue to re-evaluate the balance of goodwill for all entities on quarterly basis.

NOTE 13 - OTHER ASSETS:
----------------------

         The balance of other assets in the amount of $34,787 as of September 30, 2005 is comprised of rental security deposits.

NOTE 14 - ACCRUED EXPENSE-SALARIES, ACCRUED EXPENSE-OTHER:
---------------------------------------------------------

         Effective February 5, 2004, the Company executed revised employment agreements for its Chairman, President, and Vice President stipulating an annual base compensation of $130,000 each. Accrued compensation reflecting officers, new hires, and acquisitions, for the period ending September 30, 2005 was as follows:

         Accrued Expense-Salaries: Officers/Directors  $  318,351
         Accrued Expense-Salaries: Other                  125,055
         Accrued Expense-Liquidated Damages               427,867
         Accrued Expense-Taxes                            171,631
         Accrued Expense-Interest                          27,612
         Accrued Expense-Other                             14,848
                                                       ----------

                             Total Accrued Expenses:   $1,085,364
                                                       ==========

         The Company has accrued salaries of $318,351, in aggregate, due to the Chairman, President and Vice President. The remaining balance of accrued salaries of $125,055 consists of $36,908 due to a former employee and $88,147 of current payroll paid in October 2005. The accrued tax balance reflects the payroll tax liability resulting from a former payroll processor. (see Note 5 - Other Receivables)

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

NOTE 15 - DIVIDENDS PAYABLE:
---------------------------

         The Series B Preferred pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of the Company's common stock or additional shares of Series B Preferred (See Note 23 (A)- Preferred Stock). The dividends payable as of September 30, 2005, was $157,750.

NOTE 16 - OFF BALANCE SHEET TRANSACTION:
---------------------------------------

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

         Assets are probable future economic benefits obtained or controlled by a particular entity as a result of past transactions or events. An asset has three essential characteristics:

         (a) it embodies a probable future economic benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflows,
         (b) a particular entity can obtain the benefit and control others' access to it, and
         (c) the transaction or other event giving rise to the entity's right to control the benefit has already occurred.

         Though not present in the documentation related to either the private placement with the Investors nor the agreements with Cogent, the Company believes that the Investors would not have purchased the stock if the Company had not entered into the agreements with Cogent. Because of this there was no current economic benefit to the company. The completed bridge loan that was contingent upon both the private placement with the Investors and the Cogent agreements does not count as an economic benefit to the company. Neither does the use of the bonds as collateral in the Credit Support Annex with Cogent. The Company's ability to use the bonds as collateral on additional future borrowing (subject to Cogent's first position) does not create an economic benefit to the Company.

         The future economic benefit is only obtained as a result of a probable future Transaction---not a past transaction or event. That is, the future price of the stock must be greater than zero. At the outset of this transaction the Company does not have the benefit of the US Treasury securities (the completed bridge loan contingent on the transaction, the use of the Treasuries as collateral with Cogent, and the ability to use with future lenders, notwithstanding) and cannot control Cogent's access to it at some future date unless the stock price is greater than zero (as is required by (b) above). Lastly, condition C has not been met. As used in the definition, probable means that which can reasonably be expected or believed on the basis of available evidence or logic.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         The US Treasury securities are a contingent asset. Contingent assets have been defined as a possible asset that arises from past events and whose existence will be confirmed only by the occurrence or non-occurrence of one or more uncertain future events not wholly within the entity's control. Contingent assets are recorded only when it is no longer a contingency and it either has been received or it is virtually certain of receipt.

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

         Under the terms of the equity swap, the 15,789,472 common shares and the bonds are maintained in escrow until the earlier of 42 months or such time as all of these shares are covered by an effective registration statement filed with the SEC. The Company, however, is not obligated to register the common shares. In addition, the Company unilaterally can terminate the agreement by exercising the call option for the common shares in escrow. At such time as the Company completes a registration statement covering the 19,736,848 common shares of the Company or the common shares have satisfied the holding period under Rule 144-K at June 10, 2007, whichever date occurs first, the Company will have the right on a quarter annual basis to have $2,500,000 in value of bonds released from the escrow account. To the extent that the closing price of the common shares averaged over the last 10 trading days of each quarter annual period does not equal or exceed $0.95 per share, the Company will be required to transfer to Cogent Capital Group an amount equal to 1/6 of the sum represented by 15,789,472 multiplied by $0.95 less the price of the common shares averaged over the last 10 days of each quarter annual period. Any amount exceeding $0.95 per share would be paid directly to the Company using the formula 1/6 of the price of the common shares averaged over the last 10 days of each quarterly period less $0.95 multiplied by 15,789,472. As of September 30, 2005 the 10 day average price per share was $0.52; the Company computed a derivative liability in the amount of $6,821,052 that is not reflected in the financial statements contained in this report which is considered an off-balance sheet transaction.

         The Company also has the right pursuant to a call option to acquire its common shares in escrow on June 10, 2007 at a price equal to their fair market value at exercise of the option. Cogent Capital Corp. would remain collateralized on the equity swap by the bonds up to $15,000,000.

         During the period of the escrow, Cogent Capital Corp. will also receive from the swap agreement, interest on the amount of $15,000,000 at a rate equal to LIBOR +125 basis points, payable monthly. The interest due to Cogent Capital was $185,628 as of September 30, 2005. The Company, in turn, earns interest on the bonds; the interest earned for the period ending September 30, 2005 was $129,966, or net interest expense of $55,662. As the escrowed bonds are released to the Company, the amount upon which that the Company is paying interest reduces by a commensurate amount.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         As an initial entrance amount in the equity swap transaction, Cogent Capital Corp. has received a cash payment of $328,500 (see Note 9 - Capitalized Funding Costs, Net) and 1,381,579 common shares of the Company, (See Note 23 - (B) Common Stock).

NOTE 17 - LOANS PAYABLE AND LOANS PAYABLE, RELATED PARTY:
--------------------------------------------------------

         In October 2004, a shareholder advanced $137,000 to the Company as an interest bearing demand note at 6% per annum with no specified term. The Company repaid the entire balance of the loan as of the nine months ended September 30, 2005.

         XStream Beverage, Inc. ("XBI"), a principal stockholder of the Company owned by XStream's chairman, periodically loans money to XStream. XStream's loans from XBI are undocumented, non-interest bearing, and due on demand. The balance due was $50,354 at September 30, 2005.

         Loans Payable:

         Bank Line of Credit 6% per annum(1)                     $    8,202
         Automotive equipment loan (1)                                  923
         March 2004, $22,692 Plus 8% interest per year,
          due June 2004 (loan in arrears) (1)                         2,930
         March 2004, non-interest bearing, due April, 2005           72,934
          due April, 2005 (loan in arrears) (1)
         July 2004, interest bearing demand note 6%
          per annum, (2) (loan in default)                          406,564
                                                                 ----------
           Total Loans Payable - Other                              491,553

           Loans Payable, Related Party                              50,354
                                                                 ----------
           Total Loans Payable                                   $  541,907
                                                                 ==========

         (1) Resulted from the acquisition of Beverage Network of Massachusetts, Inc.("BNMA") (See 2004 10K-SB/A: Note 3 Acquisitions)
         (2) Resulted from the acquisition of Beverage Network of Maryland, Inc. ("BNMD") (See 2004 10K-SB/A: Note 3 Acquisitions)

         On September 29, 2005 we received a notice of default under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc. The note holder is demanding payment of $406,564 which includes outstanding principal and interest due. We do not know at this time what action, if any, the note holder may take.

NOTE 18 - CONVERTIBLE TERM LOAN:
-------------------------------

           The balance of the convertible term notes, accrued interest and related debt discount at September 30, 2005, is as follows:

                   Term note 18% per annum                       $  625,000
                   Term note 12% per annum                        2,822,500
                   Accrued interest                                 123,166
                   Less: debt discount                           (1,846,114)
                                                                 ----------
                                                                 $1,724,552
                                                                 ==========

         The Company secured $725,000 from select, accredited investors resulting from a debt placement offering originating in February 2005. The debt instruments are convertible term notes at 18% per annum, with maturity dates ranging from September 1 to November 15, 2005. The net

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         proceeds received by the Company was $725,000 to be used as general working capital. As a pledge for collateral, the Company issued 100,000 shares of restricted common stock to be held in escrow (See Note 23 (B)
         - Common Stock). Should the Company default, the exercise price of the warrants automatically reduce by 5% for each 30 day period in which the Company remains in default. The Company has repaid $100,000 of the principal balance with remaining accrued interest of $66,405 as of September 30, 2005.

         Attached to the notes was a provision whereby the purchasers were issued common stock warrants, with a five year term and exercisable at $1.50, in an amount equivalent to the face value of each note. The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The issuance of the 12% convertible term loans originating on June 30, 2005 constituted a secondary offering and triggered an adjustment in the exercise price of the warrants, from $1.50 to $0.76, as well as a beneficial conversion feature. The 725,000 warrants issued to the debt holders were valued at $338,454 along with a beneficial conversion feature inherent in the notes in the amount of $386,546. The Company reflected the value of the warrants and beneficial conversion as debt discount, with an increase to additional paid-in capital, to be amortized over the term of the notes. As of September 30, 2005, interest expense from amortization of debt discount and remaining balance of debt discount were $687,343 and $37,657, respectively. (See Note 23 (C) - Stock Options and Warrants)

         On September 2005 we received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $200,000. These notes were due and payable by us on September 1, 2005. As collateral for these notes we pledged 100,000 shares of our common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of our common stock owned by him. The note holders are demanding payment of $233,279. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time.

         As of July 5, 2005, the Company has completed the sale of $2,822,500 of units of its securities to 39 institutional and/or accredited investors. The units consisted of $100,000 principal amount of convertible notes, warrants to purchase 100,000 shares of common stock at an exercise price of $0.76 per share with a term of five years and 10,000 shares of common stock. The maturity date of the notes range from July 6 through September 29, 2006 and bear interest at the rate of 12% per annum payable at the maturity date or upon conversion of the notes if prior to the maturity date. The holders of the notes have the option to convert the notes into common shares of the Company at a price equal to the public offering price of common shares of the Company in any underwritten registered public offering involving common stock of the Company less a discount of 20%. If the Company does not complete a public offering prior to maturity, the holders may, at their option, convert their notes at maturity into common shares at a price of $0.76 per share, subject to adjustment in the event of any dilution events. The Company is obligated to file a registration statement covering the resale of the common shares underlying the units 60 days after the Company completes its current registration process and obligations, and is required to cause the registration statement to become effective within 120 days from closing. In the event of any delays in meeting these dates, the Company is obligated to pay a monthly cash penalty equal to 1% of the amount of the units. The balance of accrued interest was $56,761 as of September 30, 2005. This transaction resulted in net proceeds of $2,437,906 to be used for general working capital, after payment of offering costs and fees of $384,594.

         The 2,822,500 warrants issued to the debt holders were valued at $1,035,921 along with a beneficial conversion feature inherent in the notes in the amount of $1,199,411. The Company reflected the value of the warrants and beneficial conversion as debt discount, with an increase to additional paid-in capital, to be amortized over the term of the notes. As of September 30, 2005 interest expense from amortization of debt discount and remaining balance of debt discount were $426,875 and $1,808,457, respectively. (See Note 23 (C) - Stock Options and Warrants)

         The 282,250 shares of common stock, issued to the debt holders, were valued at $228,010 and are being amortized over the term of the notes. The Company recognized an expense of $43,123 with a remaining deferred component of $184,887 as of September 30, 2005. (See Note 23 (B) - Common Stock)

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         Notice of Default:

         The event of default under the Secured Convertible Term Note (see Note 19 - Current Portion, Long Term Debt & Debt Discount) has triggered an event of default under unsecured promissory notes in the aggregate principal amount of $2,822,500 which we issued to an aggregate of 39 purchasers in a private placement of our securities between June and September, 2005. At the option of the holders of greater than 50% of the face amount of these outstanding notes, the notes will become immediately due and payable. We do not know at this time what action, if any, the note holders may take.

NOTE 19 - CURRENT PORTION, LONG TERM DEBT & DEBT DISCOUNT:
---------------------------------------------------------

         The current portion of long term debt and debt discount as of September 30, 2005 is as follows:

         Interest bearing demand note 6% per annum, due
          April 2012 (Maui Trademark)*                           $   26,616
         Secured 6% convertible note ("BNMD")*                      382,012
         Senior secured convertible note ("Laurus")               2,791,198
         Debt discount on senior secured convertible note        (2,556,597)
                                                                 ----------
           * (see Note 20 - Long Term Notes payable)                643,229
                                                                 ==========

         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds"). The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate per annum of prime plus two percent and has a term of three years (May 14, 2007). The Note is convertible into shares of the Company's common stock, only upon effectiveness of a registration statement registering the underlying shares, at a fixed price of $4.60 per share for the first $50,000 with the remaining $2,950,000 convertible at a fixed price of $5.20 per share, a premium to the 22-day average closing share price as of May 14, 2004. The first conversion price was reduced to $1.50 per share as a result of the Series B financing transaction, (See Note 21 - Mezzanine Debt); the second conversion price was reduced to $0.76 per share as a result of the Maxim Group debt placement financing that occurred on June 30, 2005.

         In connection with the financing, Laurus Funds was also issued a Warrant (the "Warrant") to purchase up to 225,000 shares of the Company's common stock. The warrants are exercisable as follows: 75,000 shares at $6.40 per share; 75,000 shares at $7.80 per share and the balance at $9.00 per share. The Company recorded a debt discount of (i) $822,000 for the valuation of the 225,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 149%, zero dividends and expected term of three years);
         (ii) $597,251 for a beneficial conversion feature inherent in the note and (iii) $131,000 for debt issuance costs paid to affiliates of the lender, for a total discount of $1,550,251. The $822,000 and $131,000 are being amortized over the term of the note. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants. The exercise price decreased from a range of $6.40-$9.00 to $0.76. The decrease in the fair value of the warrants of approximately $307,788 was recorded as a decrease to debt discount and a decrease to additional paid-in capital. The beneficial conversion feature had an increase adjustment of approximately $1,757,537 and was recorded as increases in debt discount and an increase to additional paid-in capital. Since the conversion is contingent on the effectiveness of the registration statement, which date cannot be determined, the Company will begin amortizing the $2,354,788 over the remaining term of the debt once the registration statement is declared effective. Accumulated amortization of the debt discount through September 30, 2005 was $443,403.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

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

         The Secured Term Note Agreement stipulates the note to be repaid using cash payments along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulate that beginning September 1, 2004, or the first Amortization Date, the Company shall make monthly payments to Laurus Funds on each Repayment Date until the Maturity Date, each in the amount of $1,470.59 (the "Tranche A Monthly Principal Amount"), together with any accrued and unpaid interest to date on such portion of the first Fifty Thousand Dollars ($50,000) aggregate principal amount of the Note ("Tranche A") and each in the amount of $16,176.47 (the "Tranche B Monthly Principal Amount"), together with any accrued and unpaid interest to date on such portion of the next Two Million Nine Hundred Fifty Thousand Dollars ($2,950,000) aggregate principal amount of the Note ("Tranche B"). The conversion repayment states that each month by the fifth (5th) business day prior to each Amortization Date, the Laurus Funds shall deliver to the Company a written notice converting the Monthly Amount payable on the next Repayment Date in either cash or Common Stock, or a combination of both. If a Repayment Notice is not delivered by Laurus Funds on or before the applicable Notice Date for such Repayment Date, then the Company pays the Monthly Amount due in cash. Any portion of the Monthly Amount paid in cash shall be paid to Laurus Funds in an amount equal to 102% of the principal portion of the Monthly Amount due. If Laurus Funds converts all or a portion of the Monthly Amount in shares of Common Stock, the number of such shares to be issued by the Company will be the number determined by dividing the portion of the Monthly Amount to be paid in shares of Common Stock, by the applicable Fixed Conversion Price. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the conversion price from $1.50 to $0.76. The balance of the Secured Term Note, less debt discount, was $234,601 as of September 30, 2005.

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

         A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 2% of

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         the note balance, per month, accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, and resubmitted on October 14, 2005. The accrued liquidated damages were $60,667 as of September 30, 2005. (See Note 14 - Accrued Expense Salaries, Accrued Expense Other)

         Notice of Default:

         Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Kraft Foods, Inc. Under the terms of the Secured Convertible Term Note issued by us to Laurus Master Fund, Ltd. in May 2004, this judgment constituted an event of default. As security for this note we have granted a security interest to Laurus Master Fund, Ltd. in all of our assets, the obligations under the secured convertible term note have been guaranteed by our subsidiaries, and we have pledged the stock of all of our current and any future subsidiaries acquired by us during the term of the secured convertible term note. As a result of this default, Laurus Master Fund, Ltd. is entitled to immediately accelerate the due date of the note, and we would owe Laurus Master Fund, Ltd. 125% of the outstanding principal amount of the note plus accrued and unpaid interest and fees which, as of October 27, 2005, would total $3,694,275. If demand is made by Laurus Master Fund, Ltd. and we are unable to pay this amount within five days, Laurus Master Fund, Ltd. would be entitled to foreclose on the security and seek to take control of our assets. We are advising Laurus Master Fund, Ltd. in writing of the event of default. We do not know at this time what action, if any, Laurus Master Fund, Ltd. may take.

NOTE 20 - LONG TERM NOTES PAYABLE:
---------------------------------

         The following table reflects long-term notes as of September 30, 2005:


         Interest bearing demand note 6% per annum, due
          April 2012 (Maui Trademark)                            $  168,658
         Secured 6% convertible note ("BNMD")                     1,837,580
                                                                 ----------
                                                                  2,006,238

         Current portion of 6% interest bearing demand note         (26,616)
         Current portion of secured 6% convertible note            (382,012)
                                                                 ----------
                                                                 $1,597,610
                                                                 ==========

         On March 1, 2004, our wholly owned subsidiary, XStream Brands, Inc., a Florida Corporation, ("XStream Brands"), entered into an Assignment of Trademark with The Maui Juice Company. The purchase price for the assignment of the Trademark was $255,017 in cash with $25,000 paid at the acquisition date and $230,017 to be paid under the terms of the agreement, (See 2004 10K-SB/A: Note 3 Acquisitions). The balance due as of September 30, 2005 was $168,658. The Company is in arrears on repayments according to the terms of the note, however, it is not in default.

         On July 9, 2004, the Company's wholly owned subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), (a Florida Corporation) announced it has completed, the acquisition of substantially all of the assets and certain liabilities of Master Distributors, Inc. Pursuant to the terms of the agreement, the Company issued a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum. The Company executed an amended agreement to defer all payment of the note until June 15, 2005. The holder, at his discretion, may elect to receive XStream stock in lieu of a cash payment. The minimum conversion is $25,000 at a predetermined value of $5.20 per share. In January 2005, the Company issued 150,000 shares of restricted common stock to the principal owner of Master Distributors, Inc. as consideration for deferring all debt payments until June 15th 2005, (See 2004 10K-SB/A: Note 3 Acquisitions). The balance due as of September 30, 2005 was $1,837,580. The Company is in arrears on repayments according to the terms of the note, however, it is not in default.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

NOTE 21 - MEZZANINE DEBT:
------------------------

         On August 2, 2004, Xstream Beverage Group, Inc. sold 43.2 shares of its Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents, (stipulating the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term), the transaction was classified as Mezzanine Financing and the balance of the $2,160,000 gross proceeds is reflected as of September 30, 2005, (See Note 23 (A) - Preferred Stock).


NOTE 22 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

         FACILITY LEASES

         Effective December 1, 2003, XStream terminated its month-to-month lease at its corporate headquarters in Boca Raton and co-located with its subsidiary, BNSF. BNSF renewed the lease for twelve months in November, 2004. The current facility is 7,200 sq. ft. at a monthly rate of $4,776. Rent expense for the period ending September 30, 2005, was $44,964.

         BNCT leases a 13,622 square foot facility in Bristol, CT. The rent is $5,676 per month and the lease expires in October 2008. Rent expense for the period ending September 30, 2005, was $51,082.

         BNHI assumed the current lease as part of acquiring the assets of Pacific Rim. The terms were month-to- month with rent of $1,038 per month. In March of 2004, BNHI entered into a month-to-month lease agreement for management facilities with monthly rent of $2,200. The space was being utilized as housing for marketing consultants and other individuals active in expanding the brand and current distribution territory. Subsequently, in April of 2005, Xstream entered into a three year lease agreement for the benefit of BNHI. The lease provides for 2,750 square feet of retail, office, and warehouse space at a cost of $2,750 per month plus real estate taxes and escalation. Rent expense charged to operations for the period ending September 30, 2005 was $36,904.

         BNMA assumed the lease from Ayer Beverage, Inc., consisting of a 4,300 square foot facility at a cost of $1,688 monthly. The current lease expired on June 30, 2005 and the Company is exercising its rights to renewal. Monthly rents are at a cost of $1,688. Rent expense charged to operations for the period ending September 30, 2005 was $15,588.

         BNMD assumed the lease from Master Distributors, Inc., consisting of a 70,261 square foot facility at a current cost of $24,775 monthly. The current lease expires on March 31, 2008, and the Company is provided with an annual credit each March, equivalent to one months' rent. BNMD also subleases to four tenants 12,250 sq. ft. of warehouse space along with parking spaces adjacent to the building. The total space subleased yields $14,950 per month which is offset against rent expense. The total rent charged to operations for the period was $66,606 as of September 30, 2005.

         LITIGATION

         Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Kraft Foods, Inc. Under the terms of the Secured Convertible Term Note issued by us to Laurus Master Fund, Ltd. in May 2004, this judgment constituted an event of default. As security for this note we have granted a security interest to Laurus Master Fund, Ltd. in all of our assets, the obligations under the secured convertible term note have been guaranteed by our subsidiaries, and we have pledged the stock of all of our current and any future subsidiaries acquired by us during the term of the secured convertible term note. At September 30, 2005, the outstanding principal balance due under this Secured Convertible Term Note was $2,771,355. As a result of

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         this default, Laurus Master Fund, Ltd. is entitled to immediately accelerate the due date of the note, and we would owe Laurus Master Fund, Ltd. 125% of the outstanding principal amount of the note plus accrued and unpaid interest and fees which, as of October 27, 2005, would total $3,694,275. If demand is made by Laurus Master Fund, Ltd. and we are unable to pay this amount within five days, Laurus Master Fund, Ltd. would be entitled to foreclose on the security and seek to take control of our assets. We are advising Laurus Master Fund, Ltd. in writing of the event of default. We do not know at this time what action, if any, Laurus Master Fund, Ltd. may take. The event of default under the Secured Convertible Term Note (see Note 19 - Current Portion, Long Term Debt & Debt Discount) has triggered an event of default under unsecured promissory notes in the aggregate principal amount of $2,447,500 which we issued to an aggregate of 34 purchasers in a private placement of our securities between June and September, 2005. At the option of the holders of greater than 50% of the face amount of these outstanding notes, the notes will become immediately due and payable. We do not know at this time what action, if any, the note holders may take. (See Note 18 - Convertible Term Loan)

         On September 12, 2005 we received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. These notes were due and payable by us on September 1, 2005. As collateral for these notes we pledged 100,000 shares of our common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of our common stock owned by him. The note holders are demanding payment of $328,813.50. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. The default under these notes has created another event of default under the Secured Convertible Term Note due Laurus Master Fund, Ltd. as well as under the unsecured promissory notes in the principal amount of $2,822,500.

         On September 29, 2005 we received a notice of default from Morris Stodard and Master Distributors, Inc. under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc. as well as under an employment agreement with Mr. Stodard. The note holder is demanding payment of $517,735 which he asserts is the amount of outstanding principal and interest due under the note, as well as amounts due under the employment agreement.

         In March of 2004, we contracted with Florida Employer Solutions Inc. to process our company's payroll, payroll added costs and certain other employee benefits such as health insurance. The collection and payment of payroll taxes was an integral part of this service. In June 2005, we were informed by the Internal Revenue Service that we were in default of certain payroll tax related payments, which monies had been paid by us to Florida Employer Solutions for tax payment purposes. Florida Employer Solutions has admitted to us and to the IRS that they had not made the mandatory payments when due and have agreed to repay all monies owed to the IRS in this regard. We believe that the total amount due to the IRS is approximately $175,000, which includes unpaid taxes as well as interest and penalties (see Note 5 - Other Receivables). In September 2005 we filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida against Florida Employer Solutions, Inc. and Luis Ferrer and Maria G. Legarda, officers of Florida Employer Solutions. Our complaint alleges breach of contract, fraud, conversion, violation of the Florida Unfair and Deceptive Trade Practices Act and unjust enrichment and seeks judgment against Florida Employer solutions for all damages interests and costs.

         We have been advised by our attorneys handling this matter that Florida Employer Solutions Inc. is organizing an initial settlement payment of approximately $100,000 that will be used to satisfy the tax portion of the liability due the IRS. We have been further advised by our attorney handling this matter that given the circumstances surrounding the non-payment of the taxes that the IRS may waive the penalties but require that the interest due be paid; accordingly, the proceeds to be received from Florida Employment Solutions and its directors should be sufficient to fund a substantial portion of this tax liability. We are vigorously pursuing settlement in full from Florida Employer Solutions Inc. and its directors at which time the tax lien filed against us by the IRS will be vacated.

         Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Fuze Beverage, LLC. For financial reasons we were unable to contest the plaintiff's claims and on May 27,

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         2005 a default order was entered in favor of Fuze Beverage, LLC against Beverage Network of Massachusetts, Inc. The court has entered a judgment against us in the amount of $36,873.

NOTE 23 - STOCKHOLDERS'DEFICIENCY AND RECAPITALIZATION:
------------------------------------------------------

         (A) PREFERRED STOCK

         The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value. The Board of Directors is authorized to issue two series of preferred stock and to fix the designation, powers, preferences, and rights of the shares of each series. In addition, the Company may pay dividends of common stock to preferred stockholders. In October 2001, the Board of Directors authorized Series A preferred stock, which is cumulative voting and convertible and does not have dividend rights. Each share of preferred stock is convertible to one share of common stock and each share of preferred stock is entitled to 5 votes on each matter submitted to a vote of the total capital stock of the Company. There were 200,000 preferred Series A shares outstanding at September 30, 2005.

         On August 2, 2004 XStream sold 43.2 shares of Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. XStream received gross proceeds of $2,160,000. The designations, rights, and preferences of the Series B Preferred provide that the Series B shares (i) have a liquidation preference of $50,000 per share; (ii) are convertible into shares of XStream common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The conversion price is subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event, Xstream issues or sells any additional shares of common stock or other securities, which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the conversion price from $1.50 to $0.76. Holders are restricted in their ability to convert the Series B Preferred into common stock if at the time of conversion the number of shares of common stock to be issued, together with all other shares of common stock owned by the holder, would result in the holder owning in excess of either 4.9% or 9.9% of the then issued and outstanding shares of Company's common stock, subject to a waiver by the holder of these limitations upon 61 days notice to the Company. Gross proceeds of $2,160,000 from the issuance of 43.2 shares of Series B Preferred, five year Series A detachable common stock purchase warrants to purchase 1,440,000 shares of the Company's common stock with an exercise price of $2.00 per share and five year Series B detachable common stock warrants to purchase 720,000 shares of the Company's common stock with an exercise price of $4.00 per share. The Series B Preferred, which has a liquidation preference of $50,000 per share, is convertible into shares of the Company's common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the conversion price from $1.50 to $0.76. The estimated fair value of the warrants and the beneficial conversion feature, in accordance with EITF 00-27, is $2,160,000, which is allocated to additional paid in capital and recorded as a dividend over the term of the Series B Preferred, 42 months. The Company recorded $462,857 of dividends, for the nine months ending September 30, 2005, of the discount to dividend.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005


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

         In this event, the redemption price would be equal to 120% of the amount of the liquidation preference plus all accrued but unpaid dividends. Upon either occurrence, at the Company's discretion XStream can pay the redemption price in cash or shares of common stock based upon the current conversion price of $0.76.

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

         A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 2% of the note balance, per month, accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, and resubmitted on October 14, 2005. As per the stipulations of the agreement, there are $367,200 accrued liquidated damages due as of September 30, 2005. (See Note 14 - Accrued Expense Salaries, Accrued Expense Other)

         The Series B Preferred has no voting rights, it ranks senior to Xstream's common stock and to all other classes of its securities which do not specifically provide that they are senior to the Series B, but subordinate to all of the Company's indebtness, and it pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of common stock or additional shares of the Company's Series B Preferred. The dividends payable as of September 30, 2005, were $157,750, (See Note 15 - Dividends Payable). If Xstream chooses to pay the dividends in registered shares of the Company's common stock, the shares are valued at the then conversion price of the Series B Preferred and if Xstream chooses to pay the dividends in shares of Series B Preferred, those shares are valued at the liquidation preference of the stock. On August 10, 2005, one-half of one share of Series B Preferred was converted to common stock at the request of the holder, resulting in the issuance of 32,895 shares of restricted common stock.

         On July 1, 2005, the Company issued 10 shares of Series B Preferred stock (convertible to 500,000 shares of restricted common stock) to a consultant pursuant to the terms of a service agreement. The shares were valued at $1.10, the closing price of the Company's common stock as of the grant date. The $550,000 value of the transaction will be amortized over the term of the agreement (see Note 23 (B) - Common

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         Stock). There were 52.7 shares of Series B Preferred Stock outstanding at September 30, 2005.

         (B) COMMON STOCK

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

         The Company has recognized consulting expense of $315,000 with a remaining deferred balance of $105,000 as of September 30, 2005.

         On January 3, 2005, the Company entered into a one year agreement for consulting services. As consideration for these services, the consultant was issued 150,000 restricted shares of the Company's common stock valued at $1.70, the closing price of the stock on the grant date. The Company recognized consulting expense of $191,250 for the nine months ended September 30, 2005, with a remaining deferred component of $63,750.

         In January 2005, the Company entered into a second, one year agreement for consulting services. As consideration for these services, the consultant was issued 200,000 restricted shares of the Company's common stock valued at $1.67, the closing price of the stock on the grant date. The Company recognized consulting expense of $250,500 for the nine months ended September 30, 2005, with a remaining deferred component of $83,500.

         On February 8, 2005, the Company issued 10,000 shares of its restricted common stock in consideration of a debt holder for deferring cash payments that were due on October 15, 2004 and January 15, 2005, respectively. The shares were valued at $1.40, the closing price on the date of grant. Interest expense in the amount of $14,000 was recognized for the nine months ending September 30, 2005.

         The Company also issued 150,000 shares of its restricted common stock to Morris Stodard, principal owner of Master Distributors, (See 2004 10-K SB/A, Note 3, Acquisitions), in consideration for deferring all cash payments until June 15, 2005. The Company is in arrears on repayments according to the terms of the note, however, it is not in default. The stock was valued at $1.62, the closing price on the date of grant. The Company recognized and expense of $243,000 for the nine months ended September 30, 2005.

         The Company issued 4,472 shares of restricted common stock for legal services rendered. The shares were valued at $1.50, the closing price on the date of grant, with an expense of $6,708 being recognized as of September 30, 2005.

         The Company entered into a consulting agreement for a term of six months. As consideration for services, the consultants were granted 15,000 shares of restricted common stock valued at $1.20. This was the closing price of stock on the date of grant resulting in an expense of $18,000 as of September 30, 2005.

         Pursuant to the terms of a consulting agreement commencing in October 2004, the Company issued 8,000 shares of restricted common stock for services rendered. The shares were valued at $1.20 and the Company recognized a consulting expense of $9,600.

         According to the terms of the convertible term loan, (See Note 18 - Convertible Term Loan), the Company issued 100,000 shares of restricted common stock as a pledge for collateral. The shares were valued at $1.32 according to the closing price on the grant date. The Company recognized an expense of $132,000 as of September 30, 2005.

         In March 2005, the Company issued 4,546 shares of restricted common stock to a consultant for services rendered. An expense of $5,683 was recognized with the shares being valued at the grant date price of $1.25.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         The Company also issued 7,000 shares, previously recorded as issuable, as of December 31, 2004.

         In April 2005, the Company executed a twelve month consulting agreement. The consideration for services was 200,000 shares of restricted common stock which were valued at $1.15, the closing price on the date of grant. For the nine months ended September 30, 2005, the Company recognized consulting expense of $207,377 with a remaining deferred balance of $22,623.

         There were also issued 20,000 shares, previously recorded as issuable, as of December 31, 2004.

         In May 2005, the Company also issued 5,035 shares of restricted common stock to a consultant for services rendered. An expense of $5,035 was recognized with the shares being valued at the grant date price of $1.00.

         The Company also executed a six month consulting agreement for consideration consisting of 50,000 shares of restricted common stock. The closing price on the date of grant was $1.00; the expense recognized as of September 30, 2005 was $37,432 with a remaining deferred balance of $12,568.

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

         The Company also executed a twelve month consulting agreement for consideration consisting of 525,000 shares of restricted common stock. The closing price on the date of grant was $1.00; the expense recognized as of September 30, 2005 was $174,519 with a remaining deferred balance of $350,481 to be amortized through May 31, 2006.

         In June 2005, the Company has also entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. The price per common share was based on a discount of 20% from the closing price of the common stock on May 26, 2005. The U.S. government bonds were issued at current market value. The transaction resulted in the par value of the shares, $19,737, being recorded in common stock and additional paid-in capital as of September 30, 2005. (See Note 16 - Derivative Liability)

         Pursuant to the terms of the executed Cogent Agreement, the Company issued 1,381,579 restricted common shares as a fee. The shares were valued according to the closing price on the grant date, $1.05, and the transaction is being recognized over the term of the contract ending on December 10, 2008. The Company recognized and expense of $127,032 with a remaining deferred component of $1,323,626 as of September 30, 2005.

         In July 2005, the Company issued 14,118 shares of restricted common stock for services rendered, pursuant to the terms of a consulting agreement commencing in October 2004. The shares were valued at $1.10 and the Company recognized a consulting expense of $15,530.

         The Company also issued 7,662 shares of restricted common stock as consideration for accounting services. The shares were valued at $1.10, the closing price on the grant date, resulting in an expense of $8,428.

         The Company executed a twelve month consulting agreement on July 1, 2005. The consultant was granted 500,000 restricted common shares and 10 Series B Preferred shares which can convert into 500,000 restricted shares (see (A) Preferred Stock above). The shares were valued at $1.10, the closing price of the stock on the agreement date. The

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         Company recognized an expense of $275,000 with a remaining deferred component of $825,000 as of September 30, 2005.

         The Company issued 140,000 shares of restricted common stock to subscribers as a result of purchasing $1,400,000 units in the debt placement financing (see Note 18 - Convertible Term Loan). The shares were valued at $0.90, the closing price of the stock on the date subscriptions were executed. The Company is amortizing the value of the transaction over the term of the notes which mature on July 6, 2006. An expense of $29,951, with a remaining deferred balance of $96,049, was recognized as of September 30, 2005.

         The Company executed a second consulting agreement for a six month term commencing on July 12, 2005. The consultant was granted 10,000 restricted common shares valued at $0.90; the closing price of the stock on the grant date. The Company recognized and expense of $4,130 with a remaining deferred component of $5,370.

         The Company issued 10,000 restricted common shares to a consultant for services rendered. The shares were valued at $1.05; the closing price of the stock on the contract execution date resulting in an expense of $10,500.

         The Company issued 21,500 shares of restricted common stock to subscribers as a result of purchasing $215,500 units in the debt placement financing (see Note 18 - Convertible Term Loan). The shares were valued at $1.05, the closing price of the stock on the date subscriptions were executed. The Company is amortizing the value of the transaction over the term of the notes which mature on July 6, 2006. An expense of $4,982, with a remaining deferred balance of $17,593, was recognized as of September 30, 2005

         In August 2005, one-half of one share of Series B Preferred was converted to common stock at the request of the holder, resulting in the issuance of 32,895 shares, valued at par, of restricted common stock. There was no effect on operations as the transaction was recorded to additional paid-in capital.

         The Company issued 47,500 shares of restricted common stock to subscribers as a result of purchasing $475,000 units in the debt placement financing (see Note 18 - Convertible Term Loan). The shares were valued at $0.79, the closing price of the stock on the date subscriptions were executed. The Company is amortizing the value of the transaction over the term of the notes which mature on July 6, 2006. An expense of $5,606 with a remaining deferred balance of $31,919, was recognized as of September 30, 2005

         In August 2005, 750 restricted common shares were issued to an employee pursuant to the terms of an agreement executed with the acquisition of Ayer Beverage, Inc. ("BNMA"). The shares were valued at $0.80, the closing price on the date of grant, resulting in an expense of $600 as of September 30, 2005.

         The Company also issued 25,000 shares of restricted common stock to Ayer Beverage, Inc., ("BNMA") in consideration for deferring all payments on the March 2004, non-interest bearing promissory note (see
         Note 17 - Loans Payable and Loans Payable, Related Party) through December 31, 2005. As of September 30, 2005, the Company recognized an expense of $6,667 with a remaining deferred balance of $13,333.

         In September 2005, the Company issued 35,750 shares of restricted common stock to subscribers as a result of purchasing $357,500 units in the debt placement financing (see Note 18 - Convertible Term Loan). The shares were valued at $0.70, the closing price of the stock on the date subscriptions were executed. The Company is amortizing the value of the transaction over the term of the notes which mature on September 12, 2006. An expense of $1,234 with a remaining deferred balance of $23,791, was recognized as of September 30, 2005

         The Company also issued 7,895 shares of restricted common stock for services rendered, pursuant to the terms of a consulting agreement commencing in October 2004. The shares were valued at $0.70 and the Company recognized a consulting expense of $5,527.

         The Company extended a consulting agreement, originally executed in February 2005, for an additional eight months through March 15, 2006.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         In consideration, the consultant was granted 100,000 restricted common shares valued at $0.70, the closing price of the stock on the date the agreement was extended. The Company recognized consulting expense of $5,801 with a remaining deferred component of $64,199 as of September 30, 2005.

         The Company executed an addendum to a Financial Advisory and Investment Banking Agreement, originating in April 2005.

         In consideration for the continued services the Company issued 300,000 shares of restricted common stock. The stock was valued at $0.55, the closing price on the grant date with the Company recognizing and expense of $165,000 as the agreement can be cancelled by either party within 30 days notice.

         The Company issued 37,500 shares of restricted common stock to subscribers as a result of purchasing $375,000 units in the debt placement financing (see Note 18 Convertible Term Loan). The shares were valued at $0.45, the closing price of the stock on the date subscriptions were executed. The Company is amortizing the value of the transaction over the term of the notes which mature on September 29, 2006. An expense of $46 with a remaining deferred balance of $16,829, was recognized as of September 30, 2005.

         (C) STOCK OPTIONS AND WARRANTS

         In March 2004, the Company signed an agreement with a company to act as placement agent to arrange the sale of debt, equity or equity-linked securities on behalf of the Company. In accordance with the terms of the agreement, the Company granted the placement agent a retainer consisting of 37,500 warrants exercisable at $0.20 for five years, 37,500 warrants exercisable at $1.50 for five years, 37,500 warrants exercisable at $3.00 for five years. The warrants were valued at an aggregate $556,009 or $4.97, $4.92, $4.88 per option, respectively, recognized over the one year term of the agreement. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants. The exercise price of the warrants decreased from $1.50-$3.00 to $0.76; the fair value of the decrease of the exercise price of approximately $3,371 was recorded as increases in consulting expense and as an increase in additional paid-in capital. The deferred balance was recognized as consulting expense of $142,373 for the nine months ended September 30, 2005. The fair market value of the stock warrants granted to the consultant was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 1.58%, volatility 191% and expected term of five years.

         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds"), (See note 20 - Long Term Notes Payable & Debt Discount). The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate of prime plus two percent and has a term of three years, (May 14, 2007). The Company then issued 426,250 options to the placement agent mentioned above, as they were directly engaged in securing the Laurus transaction. The warrants were exercisable at $1.50, upon issuance, for five years and the Company valued the transaction at $1,879,809. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants. The exercise price of the warrants decreased from $1.50 to $0.76 ; the fair value of the decrease of the exercise price of approximately $58,066 and was recorded as increases in deferred fees and as increases in additional paid-in capital. The value of the transaction is considered as deferred loan fees and is being recognized over the 36 month term of the Laurus funding. The Company recorded a loan fee expense of $234,976 as of September 30, 2004 and $484,469 as of September 30, 2005, respectively, with a remaining deferred component of $1,049,682 to be amortized through May, 2007. (The transaction was valued using the Black-Scholes model with the following assumptions expected dividend yield of 0% risk-free interest rate of 2.53%, volatility 124% and expected term of 5 years.)

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of our Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents (stipulating the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term), the transaction was classified as Mezzanine Financing and the balance of the $2,160,000 gross proceeds is reflected as of September 30, 2005, (See Note 23 - (A) Preferred Stock), the Company compensated a placement agent engaged in the transaction with warrants to purchase the Company's common stock consisting of 160,941 warrants exercisable at $1.50 for five years, 118,588 warrants exercisable at $2.00 for five years, 144,000 warrants exercisable at $4.00, for five years. The warrants were valued at an aggregate $1,359,712 to be amortized over the term of the conversion period of 42 months. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants. The exercise price of the warrants decreased from a range of $1.50-$4.00 to $0.76. The fair values of the decrease in the exercise price of the warrants of approximately $27,759 were recorded as increases in mezzanine deferred fees and additional paid-in capital. As of September 30, 2005, the Company recognized $294,053, as dividends related to this transaction. The remaining deferred component of $931,547 will be amortized through January, 2008. (The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.51%, volatility 161% and expected term of five years.

         In December 2004, the Company entered into a one year agreement for consulting services commencing in January 2005. The agreement stipulated that a warrant to purchase 50,000 shares of common stock be issued. The warrants are exercisable at $2.00 per share. For the nine months ended September 30, 2005, the Company recorded consulting expense of $51,894 and deferred consulting expense of $17,298, or $1.38 per share for the valuation of the 50,000 warrants, (computed using a Black-Scholes model with an interest rate of 3.01%, volatility of 96%, zero dividends and expected term of five years).

         On January 3, 2005, the Company entered into a one year agreement for consulting services. The agreement called for warrants to purchase 200,000 shares of common stock to be issued, as follows: 100,000 warrants at $4.00 per share and 100,000 at $5.00 per share. As of the quarter ended September 30, 2005, the Company recorded a consulting expense of $165,013, or $1.10 per share, with a deferred balance of $55,004, for the valuation of the 200,000 warrants, (computed using a Black-Scholes model with an interest rate of 3.22%, volatility of 104.25%, zero dividends and expected term of five years).

         In January 2005, the Company entered into another one year agreement for consulting services. The agreement stipulates that warrants to purchase 300,000 shares of common stock to be issued, as follows:
         100,000 warrants at $2.00 per share, 100,000 warrants at $2.50 per share, 100,000 warrants at $3.00 per share. As of the period ended September 30, 2005, the Company recorded a consulting expense of $215,816 with a deferred balance of $92,956, (computed using a Black-Scholes model with an interest rate of 3.22%, volatility of 104.25%, zero dividends and expected term of five years).

         On January 15, 2005, the Company issued Laurus warrants to purchase 165,000 shares of the Company's common stock with an exercise price of $2.00 per share which expire July 20, 2014. The warrants were issued as compensation to Laurus for the release of $398,595 of the restricted cash. The Company recognized interest expense from this issuance of $216,215, or $1.31 per share, for the nine months ended September 30, 2005, (The transaction was valued using a Black-Scholes Model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 3.22%, volatility of 88.93% and expected term of 10 years).

         On February 25, 2005, the Company issued warrants to purchase 300,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan. (See Note 18 - Convertible Term
         Loan) The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The value of the warrants and beneficial conversion feature was $141,963 and $158,037; the Company recognized interest expense of $300,000 for the nine months ended September 30, 2005, (computed using a Black-

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         Scholes model with an interest rate of 3.38%, volatility of 87.86%, zero dividends and expected term of five years).

         On February 25, 2005, the Company entered into a six month agreement for financial consulting services. The agreement stipulates that warrants to purchase 40,000 shares of restricted common stock were to be issued at $1.50. The Company recognized an expense of $35,932 for the period ended September 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.38%, volatility of 87.86%, zero dividends and expected term of five years).

         In April 2005, the Company issued warrants to purchase 290,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan, (See Note 18 - Convertible Term Loan). The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The issuance of the 12% convertible term loans originating on June 30, 2005 constituted a secondary offering and triggered an adjustment in the exercise price of the warrants from $1.50 to $0.76. The value of the warrants and beneficial conversion feature was $133,627 and $156,373; the Company recognized interest expense of $254,856, with a remaining debt discount balance of $34,144 for the nine months ended September 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.65%, volatility of 90.46%, zero dividends and expected term of five years).

         On April 4, 2005, the Company executed a sixty month consulting agreement in consideration of granting warrants to purchase 127,059 shares at $1.50 and 169,412 shares at $2.00. The warrants have an expiration date of five years and were valued at $171,526. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants; the exercise price of the warrants ranging from $1.50-$2.00 decreased to $0.76. The fair value of the decrease of the exercise price of approximately $55,130 was recorded as increases in deferred consulting and in additional paid-in capital. The value of the warrants will be amortized over the term of the agreement; the Company recorded consulting expense of $22,231, with a remaining deferred component of $204,425 as of the period ending September 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.65%, volatility of 73.35%, zero dividends and expected term of five years).

         On April 7, 2005, the Company executed a twelve month consulting agreement in consideration of granting warrants to purchase 150,000 shares of common stock at $1.50; they have an expiration date of five years and were valued $121,283. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants; the exercise price of the warrants decreased from $1.50 to $0.76. The fair value of the decrease of the exercise price of approximately $20,626 was recorded as increases in deferred consulting and in additional paid-in capital. According to the terms of the agreement, 75,000 warrants are vested immediately while the balance become vested through the remainder of term. The Company recorded consulting expense of $105,262, with a remaining deferred component of $36,647 for the period ending September 30, 2005, (computed using a Black- Scholes model with an interest rate of 3.65%, volatility of 83.09%, zero dividends and expected term of five years).

         In May 2005, the Company issued warrants to purchase 135,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan, (See Note 18 - Convertible Term Loan). The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The issuance of the 12% convertible term loans originating on June 30, 2005 constituted a secondary offering and triggered an adjustment in the exercise price of the warrants from $1.50 to $0.76. The value of the warrants and beneficial conversion feature were $62,864 and $72,136, respectively; the Company recognized interest expense of $132,486, with a remaining debt discount balance of $2,514 for the nine months ended September 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.64%, volatility of 94.78%, zero dividends and expected term of five years).

         In June 2005, the Company executed a twelve month consulting agreement in consideration of granting warrants to purchase 150,000 shares of common stock at $1.50. The warrants expire in five years and were valued at $.61 for a total of $91,515 to be amortized over the term of

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         the agreement. The Company recorded consulting expense of $30,421 with a remaining deferred component of $61,094 for the period ending September 30, 2005, (computed using a Black- Scholes model with an interest rate of 3.64%, volatility of 83.65%, zero dividends and expected term of five years).

         On June 30, 2005 the Company issued 394,729 warrants to purchase common stock as placement agent fees attributed to the Cogent Capital transaction. (See Note 16 - Derivative Liability) The warrants have a term of five years at an exercise price of $0.76, were valued at $240,902 and will be amortized over the 42 month term of the Cogent Funding agreement. The Company recognized an expense of $17,604 with a remaining deferred component of $223,298. (Computed using a Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years)

         In July 2005, the Company issued warrants to purchase 1,400,000 shares of Restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 18 - Convertible Term
         Loan). The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The value of the warrants and beneficial conversion feature were $530,595 and $788,490, respectively, and will be amortized over the term of the notes which mature on July 6, 2006; the Company recognized interest expense of $313,553, with a remaining debt discount balance of $1,005,532 for the nine months ended September 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years).

         Pursuant to the terms of the Financial Advisory and Investment Banking Agreement executed in April 25, 2005, the Company issued 324,211 warrants to purchase restricted common stock in consideration for placement agent fees. The warrants were valued at $197,865 and will be amortized over the term of the notes which mature on July 6, 2006; the Company recognized a loan fee expense of $47,033 with a remaining deferred balance of $150,831 for the nine months ended September 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years).

         The Company issued warrants to purchase 215,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 18 - Convertible Term Loan). The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The value of the warrants and beneficial conversion feature were $93,002 and $121,998, respectively, and will be amortized over the term of the notes which mature on July 6, 2006; the Company recognized interest expense of $47,444, with a remaining debt discount balance of $167,556 for the nine months ended September 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.87%, volatility of 81.62%, zero dividends and expected term of five years).

         Pursuant to the terms of the Financial Advisory and Investment Banking Agreement executed in April 25, 2005, the Company issued 49,789 warrants to purchase restricted common stock in consideration for placement agent fees. The warrants were valued at $37,956 and will be amortized over the term of the notes which mature on July 6, 2006; the Company recognized a loan fee expense of $8,376, with a remaining deferred balance of $29,580 for the nine months ended September 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.87%, volatility of 81.62%, zero dividends and expected term of five years).

         In August 2005, the Company issued warrants to purchase 475,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 18 - Convertible Term
         Loan). The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The value of the warrants and beneficial conversion feature were $175,059 and $193,809, respectively, and will be amortized over the term of the notes which mature on July 6, 2006; the Company recognized interest expense of $55,106, with a remaining debt discount balance of $313,762 for the nine months ended September 30, 2005, (computed using a Black-Scholes model with an interest rate of 4.04%, volatility of 93.60%, zero dividends and expected term of five years).

         Pursuant to the terms of the Financial Advisory and Investment Banking Agreement executed in April 25, 2005, the Company issued 110,000

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

         warrants to purchase restricted common stock in consideration for placement agent fees. The warrants were valued at $64,201 and will be amortized over the term of the notes which mature on July 6, 2006; the Company recognized a loan fee expense of $9,591, with a remaining deferred balance of $54,610 for the nine months ended September 30, 2005, (computed using a Black-Scholes model with an interest rate of 4.04%, volatility of 93.60%, zero dividends and expected term of five years).

         In September 2005, the Company issued warrants to purchase 357,500 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 18 - Convertible Term Loan). The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The value of the warrants and beneficial conversion feature were $123,338 and $95,115, respectively, and will be amortized over the term of the notes which mature on September 12, 2006; the Company recognized interest expense of $10,773, with a remaining debt discount balance of $207,680 for the nine months ended September 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.95%, volatility of 100.29%, zero dividends and expected term of five years).

         Pursuant to the terms of the Financial Advisory and Investment Banking Agreement executed in April 25, 2005, the Company issued 82,789 warrants to purchase restricted common stock in consideration for placement agent fees. The warrants were valued at $43,607 and will be amortized over the term of the notes which mature on September 12, 2006; the Company recognized a loan fee expense of $2,430, with a remaining deferred balance of $41,177 for the nine months ended September 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.95%, volatility of 100.29%, zero dividends and expected term of five years).

         The Company issued warrants to purchase 375,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 18 - Convertible Term Loan). The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The value of the warrants was $113,927, as there was no benefit to conversion recognized, and will be amortized over the term of the notes which mature on September 29, 2006; the Company recognized debt discount of $113,927 for the nine months ended September 30, 2005, (computed using a Black-Scholes model with an interest rate of 3.95%, volatility of 97.15%, zero dividends and expected term of five years).

         Pursuant to the terms of the Financial Advisory and Investment Banking Agreement executed in April 25, 2005, the Company issued 86,842 warrants to purchase restricted common stock in consideration for placement agent fees. The warrants were valued at $25,152 and will be amortized over the term of the notes which mature on September 29, 2006; the Company recorded the transaction as deferred fees as of September 30, 2005. (computed using a Black-Scholes model with an interest rate of 3.95%, volatility of 97.15%, zero dividends and expected term of five years).

         The Company extended a consulting agreement, originally executed in February 2005 for an additional eight months through March 15, 2006. In consideration, the consultant was granted warrants to purchase 50,000 restricted common shares at $0.76. The warrants were valued at $19,822 and will be amortized over the term of the agreement. The Company recognized consulting expense of $1,643 with a remaining deferred component of $18,179 as of September 30, 2005.

         The following table summarizes information about stock options and warrants outstanding at September 30, 2005

                   Options Outstanding                                              Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                         Weighted         Weighted                       Weighted
            Range of                 Number               Average          Average          Number        Average
            Exercise              Outstanding at         Remaining        Exercise      Exercisable at   Exercise
             Price              September 30, 2005      Contractual         Price    September 30, 2005   Price
       -----------------        ------------------      -----------       --------   ------------------  --------
       $   6.40 - 100.00               242,125          8.15 Years        $  12.46          242,125      $  12.46
       $   3.00 -   6.39             1,167,500          4.57 Years        $   3.92        1,167,500      $   3.92
       $   1.50 -   2.99             3,239,000          5.04 Years        $   1.87        3,239,000      $   1.87
       $            0.76             5,056,838          4.65 Years        $   0.76        5,056,838      $   0.76
       $            0.20                 9,464          3.50 Years        $   0.20            9,464      $   0.20
                                     ---------                            --------        ---------      --------
                                     9,714,927                            $   1.80        9,714,927      $   1.80
                                     =========                            ========        =========      ========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005

NOTE 24 - RELATED PARTIES:
-------------------------

         The balance due to a corporate principal stockholder controlled by a Director at September 30, 2005 was $50,354. (See Note 17 - Loans Payable, Related Party)

NOTE 25 - GOING CONCERN:
-----------------------

         As reflected in the accompanying consolidated financial statements, the Company, has a net loss in 2005 of $8,583,863, cash used in operations in 2005 of $2,067,493 and an accumulated deficit of $36,474,833 at September 30, 2005, stockholders' deficiency of $762,896 and a working capital deficit of $3,975,831 at September 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consol- dated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 26 - SB-2 REGISTRATION STATUS
----------------------------------

The Company is currently filing an SB-2 Registration Statement with the S.E.C. The Company has recently received comments from the S.E.C. staff and is evaluating these for possible effects on previously reported and presently reported financial information and disclosures.

NOTE 27 - SUBSEQUENT EVENTS:
---------------------------

         On November 4, 2005 the Company issued 2.32 shares of Series B Preferred stock in consideration for accrued liquidated damages of $80,289 and for payment of the 6% Preferred Series B dividend in the amount of $38,750.

         On November 8, 2005, the Company completed the sale of $197,000 of units in the debt placement financing (see Note 18 - Convertible Term
         Loan). Although the notes carry a conversion option, there was no benefit to conversion and the Company will recognize the full market value of the 197,000 warrants issued. The warrants were valued at $68,423 and will be recognized as debt discount and amortized over the term of the notes which mature on November 8, 2006. (computed using a Black-Scholes model with an interest rate of 4.27%, volatility of 125.56%, zero dividends and expected term of five years)

         The Company also issued 19,700 shares of restricted common stock to subscribers of the debt placement financing. The shares were valued at $0.43, the closing price of the stock on the grant date. The transaction value of $8,471 will be recognized over the term of the notes which mature on November 8, 2006.

         Pursuant to the terms of the Financial Advisory and Investment Banking Agreement executed in April 25, 2005, the Company issued 45,621 warrants to purchase restricted common stock in consideration for placement agent fees. The warrants were valued at $15,873 and will be amortized over the term of the notes which mature on November 8, 2006.

         On November 11, 2005 the Company executed a twelve month consulting agreement in consideration of 100,000 restricted common shares. The shares are valued at $0.40, the closing price of the stock on the grant date, and the transaction value of $40,000 will be amortized over term of the contract through November 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this Quarterly Report.

OVERVIEW

         We develop, market, sell and distribute new age beverage category products under our own trademarks, including gourmet sodas, fruit juices, fruit drinks and energy drinks. We are also a wholesale distributor of third party new age beverages, energy drinks, juices and non-carbonated sodas, specialty and nutritional drinks, vitamin waters and non-alcoholic beer. New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they are uncarbonated or tend to have less carbonation and are made from primarily natural ingredients. As a general rule, three criteria have been established for such a classification, including relatively new introductions to the market-place, a perception by consumers that consumption is healthful when compared to mainstream carbonated soft drinks and the use of natural ingredients and flavors in the products. This beneficial perception by consumers allows the soft drink industry to charge higher prices than those commanded by regular carbonated soft drinks. For this reason, new age beverages are sometimes referred to as value added beverages.

         Our goal is to become a leading brand owner and distributor of beverage products through multiple distribution channels. We believe that our acquisition strategy is key to our ability to grow our company. Since our acquisition of Total Beverage Network in April 2003, through September 30, 2005, we have acquired additional beverage distribution companies together with a natural juice company and certain intellectual property rights related to other new age beverage names. The acquisitions included:

         *        April 2003 - Total Beverage Network
         *        April 2003 - Universal Florida Beverage Distributors
         *        May 2003 - Finish-Line Distributors
         *        January 2004 - SQUEEZE trademark
         *        March 2004 - Pacific Rim Natural Juice Company
         *        March 2004 - Maui Juice Company trademark
         *        March 2004 - Ayer Beverages
         *        July 2004 - Master Distributors

         Our business strategy includes the acquisitions of additional distribution companies and proprietary value-added brands currently being commercialized in various segments of the new age beverage industry. Our success is dependent on our ability to make these additional acquisitions and then to effectively integrate their operations into our company.

         The formation of Coca Cola Enterprises and then The Pepsi Bottling Group began the demise of the independent beverage distributors, whose fate was sealed when Cadbury Schweppes began buying up strong brands such as Snapple, Dr. Pepper, Seven-Up and Mistic and running them through a few strong regional distribution companies, such as S.E. Atlantic in the southeast U.S. The former strong independents have consolidated and acquired many smaller competitors. Most of the surviving small distributors are under-resourced, entrepreneurial operations with weak core brand business and inadequate infrastructures.

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

         As previously reported and as included in this report, we are in default under various loan covenants and agreements which could be accelerated by the parties involved. We do not currently have sufficient assets or resources to satisfy these obligations at the present time and do not have immediate prospects of obtaining such financing at this juncture. Laurus Master Fund has a security interest in substantially all of our assets, and it is unlikely that any of the other parties who have obligations owing to them by us would be in a position to receive any recovery in the event that Laurus Master Fund were to exercise dominion over our assets should it seek to exercise its remedies on the default. We are in discussions with all of the affected parties, and while we believe we have a reasonable relationship with all of these parties, there can be no assurances that any of these parties might proceed to undertake legal action against our company or pursue other measures to enforce any remedies to which they would be entitled.

RESULTS OF OPERATIONS

         Our sales for the three months and nine months ended September 30, 2005 decreased $910,730 or approximately 24% and increased $2,491,763, or approximately 44%, respectively, from the comparable periods in fiscal 2004. The increase in year to date sales is attributable to the implementation of our acquisition strategy which we believe is the key driver to grow our company and to a lesser extent, sales growth in our Maryland operation. Our decrease in sales for the three months was primarily attributable to our lack of working capital during fiscal 2005 for our South Florida, Connecticut and Massachusetts operations which prohibited us from providing an adequate inventory of third party brands for distribution.

         Sales attributable to Master Distributors for the nine months ended September 30, 2005 were $7,306,405. The first reporting period for Master Distributors was for the three months ended September 30, 2004. If we adjust our sales to exclude sales of Master Distributors for the six months ended June 30, 2005, our sales declined approximately $2,190,818, or 39% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease in sales is attributable to our lack of working capital during fiscal 2005 which prohibited us from maintaining an adequate inventory of third party brands for distribution and resulted in decreased sales in our South Florida, Connecticut and Massachusetts operations. During the nine months ended September 30, 2005, distribution of third party brands represented approximately 95% of our sales and sales of our proprietary products represented approximately 5% of our sales. For the nine months ended September 30, 2005 sales of third party brands and sales of our proprietary products represented approximately 97% and approximately 3%, respectively, of our sales. As a result of capital raised subsequent to September 30, 2005, we anticipate that our sales will continue to increase during the balance of fiscal 2005, principally from sales attributable to Master Distributors operations. In addition, if we are able to continue to implement our acquisition strategy with additional acquisitions during the balance of fiscal 2005, of which there are no assurances, our sales would increase as a result of sales attributable to the acquired companies.

         The cost of goods sold as a percentage of sales for the nine months ended September 30, 2005 was approximately 72% and approximately 72% for the comparable period in 2004. We anticipate that our cost of goods sold and related gross profit margins will remain relatively constant until such time, if ever, we are successful in increasing sales of our proprietary products which will carry higher gross profit margins. We require additional working capital which is presently not available to fund product marketing of our proprietary brands in order to build brand recognition and increase our sales of these products.

         Total operating expenses for the three months and nine months ended September 30, 2005 increased approximately $696,209 or 27% and approximately $1,461,919 or 22%, respectively, from the three months and nine months ended September 30, 2004. The increases are attributable to the growth of our company during fiscal 2004 which includes:

         * an increase of $562,998 or approximately 189%, in warehouse and delivery, which includes truck leasing and truck repairs in New England and Maryland. Of our total warehouse and delivery expense for the nine months ended September 30, 2005, $648,523 is attributable to Master Distributors. The acquisition of Master Distributors occurred on July 1, 2004. Therefore, corresponding expenses were only available for three months of the nine month period ended September 30, 2004. When the increase for the nine months ended September 30, 2005 is adjusted to reflect only the comparable activity attributable to Master Distributors (three months of the nine month period), our warehouse and delivery expenses actually increased approximately $139,543, or 47%, from the comparable period in fiscal 2004. This increase is due to a full nine month reporting period for both our Hawaii and Massachusetts operations for the period ended September 30, 2005. Both entities were acquired in March, 2004 and were only reporting on approximately 6-7 months of the nine month reporting period ending September 30, 2004.

         * an increase of $334,261 or approximately 84%, in marketing and selling expense. Marketing expense includes marketing and promotion of our proprietary brands and products along with direct selling expenses. For the nine month period ended September 30, 2005, Master Distributor marketing and selling expenses were $420,965, or approximately 58%, or our total marketing and selling expense. These expenses include promotional spending at point of sale along with salaries and commissions of sales personnel. The remaining approximate 42% increase is primarily attributable to a one time charge of approximately $183,000 for brand development related to our Chinese Rocket Fuel and shelf-stable Maui Juice Products. This increase is also due to a full nine month reporting period for both our Hawaii and Massachusetts operations for the period ended September 30, 2005. Both entities were acquired in March, 2004 and were only reporting on approximately 6-7 months of the nine month reporting period ending September 30, 2004. We anticipate that our marketing expense will continue to increase over the next year, subject to available working capital, as we continue to implement our strategy of developing and growing corporate owned brands. As our sales increase, our marketing and selling expenses will have a corresponding increase in salaries and commissions due to the hiring of additional sales personnel.

         * a decrease of $2,103,976 or approximately 59%, in compensation expense. Compensation expense includes cash and stock compensation issued to certain employees and to the board of directors. The decrease reflects $1,740,663 of non-cash compensation paid; $1,350,000 of which was attributable to the one time issuance of 500,000 shares of our common stock to the executive officers in February 2004. The 500,000 shares of our common stock were issued as bonuses to the executives of the Company. We do not presently anticipate we will record any similar non-cash expenses during the balance of the calendar year 2005. There was also compensation paid to the former owners of our Connecticut and Maryland operations pursuant to agreements executed during the acquisitions of these entities that totaled $150,000. The balance of the decrease of approximately $213,000 is primarily attributable to our lack of working capital during fiscal 2005 which has caused us to reduce the number of corporate employees and corresponding salaries. We anticipate that the cash component of our compensation expense will remain relatively constant during the balance of fiscal 2005, subject to increases if we acquire additional companies and their related personnel.

         * an increase of $35,712, or approximately 20%, in rent expense which is primarily attributable to the addition of $32,731 for the Master Distributors warehouse and offices in Maryland for which we only had comparable expenses for three of the nine months ended September 30, 2004 as a result of acquisition timing. We anticipate that rent expense will remain relatively constant during the balance of fiscal 2005, subject to increase if we acquire additional companies.

         * an increase of $1,862,068, or approximately 262%, in consulting fees paid to financial advisory and public relations firms in the form of cash, restricted shares of common stock and warrants. Included above is $1,472,109, or approximately 79% of the total increase attributable to amortization of deferred consulting expense from stock and warrants. We anticipate that consulting fees will remain relatively constant for the remainder of the calendar year.

         * a decrease of $124,795, or approximately 35%, in professional fees which is primarily attributable to legal and accounting fees incurred for acquisitions closed during fiscal 2004, as well as various debt financing transactions. Professional fees were also incurred in preparation of the filing of a registration statement with the SEC to register shares of common stock underlying the debt securities sold in those financing transactions. We anticipate that professional fees will remain at such levels for the remainder of 2005.

         * an increase of $985,407 of loan and loan guarantee fees, 590%, during the fiscal period 2005 attributable to Investment Banking and Financial Advisory agreements associated with the Company's funding and capital raising transactions. These resulted in the issuance of restricted common shares and/or warrants as consideration for services. These fees are amortized over the term of these agreements. There were no comparable fees during the nine months ended September 30, 2004. We anticipate that fees for investment banking and financial advisory service will remain constant for the remainder of fiscal 2005. The one time guarantee fee of $167,000 for the fiscal period 2004 relates to our acquisition of Beverage Network of Connecticut and our issuance of shares of our common stock as substitution of collateral for a commercial line of credit. We do not anticipate similar expenses in future periods.

         * a decrease of $55,545, or approximately 68%, in bad debt expense. This decrease is attributable to the Company's focus on and discerning selection of customers, customers paying C.O.D and the decrease in sales and corresponding receivables. We anticipate that bad debt expense will remain relatively constant during the balance of fiscal 2005, subject to increase should we acquire additional companies.

         * a decrease of $34,211, or approximately 4% in other general and admin- istrative expense. Of our total of other general and administrative expenses for the nine months ended September 30, 2005, $554,494, or approximately 60% is attributable to Master Distributors. The first reporting period for Master Distributors was for the three months ended September 30, 2004. If we adjust the other general and admin- istrative expenses to exclude the amount allocated to Master Distributors for the six months ended June 30, 2005, our other general and administrative declined approximately $400,275, or 42% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease is primarily attributable to a reduction in administrative salaries in our Corporate, South Florida, Connecticut and Massachusetts operations due to the decline in sales in those areas. As described previously, our working capital shortages during the nine months ended September 30, 2005 hindered our ability to purchase sufficient inventory of third party brands for resale by those operations.

         * We reported a loss from operations of $(5,887,119) for the nine months ended September 30, 2005 as compared to a loss from operations for the nine months ended September 30, 2004 of $(5,083,475).

         * Total other income/(expense) for the nine months ended September 30, 2005 increased $1,678,648, or approximately 165% over the nine months ended September 30, 2004. This increase is primarily attributable to:

         * an increase in interest income of approximately $426,131 which was primarily attributable to the interest earned on the bonds associated with the Cogent Capital transaction for approximately $130,000 along with the reversal of net interest income from a subscription receivable of approximately $296,000 for the nine months ended September 30, 2004.

         * an increase in interest expense of approximately $2,079,018 from the nine months ended September 30, 2004. Included in this increase was interest on notes payable, including stock issued as payment for interest along with the amortization of debt discount to interest expense. It also includes a $427,427 penalty payable to our Series B Convertible Preferred Stockholders and the Laurus Fund, related to the pending registration statement. We anticipate that our interest expense will significantly increase during the balance of fiscal 2005 due to interest at 12% per annum payable on $2,822,500 of loan funds raised in our private placement between July 1st and September 30th 2005; the amortization of debt discount from the issuance of warrants attached to the loans; and interest payable monthly at LIBOR plus 125 basis points on $15,000,000 in bonds from the swap transaction with Cogent Capital for as long as the bonds remain in the escrow account.

         * a gain on settlement of $8,741 for the nine months ended September 30, 2005 as compared to a settlement gain of $35,378 for the nine months ended September 30, 2004 which reflected settlements with vendors on accounts payable.

         * We reported a net loss of $(8,583,863) for the nine months ended September 30, 2005 as compared to a net loss of $(6,101,571) for the nine months ended September 30, 2004.

         * For the nine months ended September 30, 2005 we recorded preferred stock dividends of $932,572 attributable to our Series B Convertible Preferred Stock sold in August 2004 for which there was only one comparable period ended September 30, 2004. In accordance with the designations, rights and preferences of the Series B Convertible Preferred Stock, we expect to record preferred stock dividends during the balance of fiscal 2005.

         * We reported a net loss available to common stockholders of $(9,516,435) for the nine months ended September 30, 2005 as compared to a net loss available to common stockholders of $(6,249,377) for the nine months ended September 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

         As discussed elsewhere in this report, in June 2005 we entered into a swap transaction with Cogent Capital Corp. and 16 accredited investors in which we issued 19,736,848 shares of our common stock at a purchase price of $0.76 per share in exchange for $15 million of U.S. government bonds. As described in Note 16 to the Notes to Consolidated Financial Statements (unaudited) appearing elsewhere in this quarterly report, while we entered into the transaction in order to provide working capital, we received no immediate economic benefit from this swap transaction and bonds are considered a contingent asset and not reflected on our balance sheet. As also discussed elsewhere in this quarterly report, at such time as we have satisfied the conditions precedent to the release of the bonds, the proceeds from these instruments will be material to us with respect to a source of additional working capital.

         Under the terms of the swap transaction, 15,789,472 of the shares of our common stock we issued to the investors and all of the bonds are maintained in escrow until the earlier of 42 months from the transaction date or such time as all of our shares are covered by an effective registration statement we may file in the future with the SEC. At such time as such registration statement may be declared effective by the SEC, or when the holders of our shares of common stock issued in this swap transaction have satisfied the holding period under Rule 144(k) of the Securities Act of 1933 (June 10, 2007), whichever date occurs first, we have the right on a quarterly basis to have $2,500,000 in value of bonds released from the escrow account. To the extent that the closing price of the shares our common stock averaged over the last 10 trading days of each quarterly period does not equal or exceed $0.95 per share, we are required to transfer to Cogent Capital Corp. an amount equal to 1/6 of the sum represented by the 15,789,472 shares of common stock multiplied by $0.95, less the price of the common shares averaged over the last 10 days of each quarterly period. Any amount exceeding $0.95 per share would be paid directly to us using the formula 1/6 of the price of the common shares averaged over the last 10 days of each quarterly period less $0.95 multiplied by 15,789,472 shares.

         At September 30, 2005 we had a derivative liability of $6,821,052 against this contingent asset based upon the foregoing average price formula. If the fair market value of our common stock continues to decline, the amount we must transfer to Cogent Capital Corp. will increase thereby reducing any possible economic value to us; likewise if the fair market value of our common stock should exceed $0.95 per share it is possible that Cogent Capital Corp. would be required to pay us additional consideration in this transaction. Because the factors which ultimately determine the amount we must transfer to Cogent Capital Corp. are beyond our control, we are unable to predict at this time the amount of proceeds we may actually receive from the $15 million face amount of bonds as a result of the requirement to transfer cash proceeds to Cogent Capital Corp. based upon the trading price of our common stock in the quarter(s) in which a portion of the bonds are released to us.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the nine months ended September 30, 2005 was $(2,067,493) as compared to $(2,802,143) for the nine months ended September 30 2004 and includes the following:

         * an increase of $2,482,292 in our net loss.

         * an increase of $46,226 in depreciation which relates to fixed asset purchases during fiscal 2005 and the acquisition of Master Distributors business and assets in July 2004.

         * a decrease of $54,404 in bad debt expense which relates to our current assessment of the collectability of our accounts receivable and an increase in the number of customers paying C.O.D.

         * an increase of $2,208,229 in amortization of deferred consulting and deferred fees which relates to an increase in expenses attributable to consulting agreements entered into during fiscal 2005. These agreements provide for the issuance of shares of our common stock and common stock purchase warrants issued as fees under long-term agreements.

         * an increase of $1,183,159 in the amortization of debt discount and fees to interest expense relating to our outstanding $3,000,000 principal secured convertible note, our Series B Convertible Preferred Stock and the convertible term loan.

         * an increase of $204,761 in amortization of intangibles which is our customer lists, including the first time entry of customer lists from Master Distributors due to the timing of the acquisition of that business during the third quarter of fiscal 2004.

         * an increase of $91,169 in amortization of capitalized funding costs attributable to the swap transaction with Cogent Capital and debt financing costs related the Maxim Group.

         * an increase of $260,467 in liquidated damages for the failure of the Company's Form SB-2 to be declared effective on a timely basis. These costs are payable to our Series B preferred shareholders and the Laurus Fund. As this registration statement remains pending, we anticipate that we will continue to incur additional penalties during the balance of fiscal 2005 until such time as the registration statement is ultimately declared effective by the SEC.

         * a reduction of an aggregate of $411,991 in losses on conversion of debt, stock based settlement gain, stock based loan fee and interest income on subscription receivables for which no corresponding transactions occurred during the nine months ended September 30, 2005,

         * a decrease of $1,012,854 of non-cash expenses related to an decrease in stock based compensation paid to consultants under short-term agreements.

         * an increase in accounts receivable of $238,927 primarily due to the addition of the Master Distributors in July 2004.

         * an increase in inventory of $122,568 primarily due to the additional product inventory required following the acquisition of the Master Distributors in July 2004.

         * an increase of current and non-current assets of $212,896 primarily due to the acquisition of assets in the Master Distributors transaction.

         * an increase in accounts payable of $56,724 related to the purchase of additional inventory following the acquisition of the Master Distributors.

         * a decrease $461,110 in accrued expenses which relates to a reduction in salary accruals for officers and employee count in our South Florida, Connecticut and Massachusetts operations, and

         * a decrease of $390,045 in other current and non-current liabilities which represents a decrease in tenant security deposits for sub-leased space at our Maryland distribution center; a decrease in bottle deposits and a decrease in our overdraft liability.

         * Net cash used in investing activities for the nine months ended September 30, 2005 was $19,009 as compared to $799,126 for the comparable nine month period in fiscal 2004. This change reflects the addition of property and equipment only. The balance of $799,126 reflects the payments for the purchase of Ayer Beverage, Maui Juice brand and Master Distributors, net of cash acquired, during fiscal 2004 for which there were no comparable transactions for the nine months ended September 30.

         * Net cash provided by financing activities for the nine months ended September 30, 2005 was $2,190,201 as compared to $3,811,447 for the nine months ended September 30, 2004. This change from the nine months ended September 30, 2005 from the nine months ended September 30, 2004 includes:

         *        an increase of $713,094 in capitalized funding costs,

         * an increase in proceeds from non-related party loans of $770,600,

         * a decrease in repayments of non-related party loans of $865,063,

         * a net increase in the restricted portion of loan proceeds and disbursements of $919,591

         *        a decrease in proceeds of related party notes of $32,500,

         *        a decrease in repayments of related party notes of $69,960,

         * a decrease in proceeds from the sale of common stock, net of offering costs of $1,340,866,

         *        a decrease of $2,160,000 from the sale of preferred stock,

During the nine months ended September 30, 2004 we closed both the sale of the $3,000,000 principal amount secured convertible note to Laurus Master Fund, Ltd. and the sale of shares of our Series B Convertible Preferred Stock to provide working capital for our company. We did record similar transactions during the six months ended September 30, 2005, instead relying upon the sale of short term notes as described later in this section under Recent Financing Transactions.

We have a history of losses and at September 30, 2005 we had an accumulated deficit of $36,474,336 and a working capital deficit of $3,975,831. The report from our independent auditor on our audited financial statements at December 31, 2004 contains an explanatory paragraph expressing doubt as to our ability to continue as a going concern. While approximately 73% of our net loss for the nine months ended September 30, 2005 is non-cash, in order to sustain our current operations as well as expand sales of our existing products, we will require funds to adequately capitalize our operations, satisfy our current obligations, increase our product inventory, equip our Maui facility with additional manufacturing equipment and for receivable financing. We will also need funds to satisfy existing debt obligations, including the balance of notes due from the Master Distributors acquisition of approximately $2,400,000 as well as approximately $691,405 of notes which mature between September and November 2005. We will also require additional capital to continue to implement our acquisition strategy. In an effort to provide additional capital to our company, in June 2005 we entered into an equity swap transaction with Cogent Capital and from July through September 30 2005, we sold additional short-term notes in a private placement, both as described later in this section under Recent Financing Transactions. The funds from the debt private placement are not sufficient to satisfy our working capital needs for any extended period based upon our current operating losses, and we are presently reliant on the funds which may be available to us in the swap transaction to provide sufficient funds for general working capital and to pursue our acquisition strategy. As described later in this section, the timing of the availability of those funds is uncertain. Other than the foregoing, we do not presently have any commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are unable to secure additional working capital as needed, our ability to grow our sales and meet our operating and financing obligations as they become due could be in jeopardy and we could be forced to curtail or cease our operations.

RECENT FINANCING TRANSACTIONS

Debt private placement

         In the period from July through September 30, 2005, we completed the sale of $2,822,500 of units of our securities to 34 institutional and/or accredited investors. Each unit consisted of $100,000 principal amount of convertible notes, warrants to purchase 100,000 shares of common stock at an exercise price of $0.76 per share with an expiration date of June 30, 2010 and 10,000 shares of common stock. The notes mature between June 30, and September 15, 2006 and bear interest at the rate of 12% per annum payable at the maturity date or upon conversion of the notes if prior to the maturity date. The holders of the notes have the option to convert the notes into shares of our common stock at a price equal to the public offering price of our common shares in any underwritten registered public offering involving our common stock, less a discount of 20%. If we do not complete a public offering prior to maturity, of which there are no assurances, the holders may, at their option, convert their notes at maturity into common shares at a price of $0.76 per share, subject to adjustment in the event of any dilution events. We are obligated to file a registration statement covering the resale of the common shares underlying the units 60 days after the effective date of our currently pending registration statement, and we are required to thereafter cause such subsequent registration statement to become effective within 120 days from closing. In the event of any delays in meeting these dates, we are obligated to pay a monthly cash penalty equal to 1% of the amount of the units. This transaction resulted in net proceeds to us, after payment of offering costs and commissions, of $2,437,906. We are using these funds for general working capital.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in our first quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer, who also serves as our principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer who also serves as our principal financial officer, has concluded that because of material weaknesses in internal controls over financial reporting discussed below, as of the end of the period covered by this report our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         On October 10, 2005 we announced that we were restating our financial statements as of March 31, 2005 and for the three months then ended as well as at June 30, 2005 and for the six months then ended to reflect the reclassification of deferred financing fees related to our Series B convertible preferred stock. The restatements resulted from comments from the staff of the Securities and Exchange Commission to a pending Registration Statement on Form SB-2. Because of these accounting errors, our Chief Executive Officer determined that a deficiency in internal controls existed related to the accounting for deferred fees and determined that this control deficiency constituted a material weakness.

         In addition, on November 2, 2005 we filed a Report on Form 8-K in which we made certain disclosures of triggering events that accelerated or increased direct financial obligations of our company, which such disclosures were not made in a timely manner. As a result of the untimely disclosure, our Chief Executive Officer determined that a deficiency in disclosure controls existed and that this control deficiency constituted a material weakness.

         A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. Based upon this evaluation, our Chief Executive Officer has concluded that we need the services of a properly qualified and adequately experienced Chief Financial Officer. While our Chief Executive Officer has concluded that we have properly implemented new procedures as part of our internal controls over financial reporting that will eliminate any future accounting errors related to the classification of deferred financing fees, and we are seeking to hire a full-time Chief Executive Officer, based upon his evaluation, our Chief Executive Officer has concluded that until such time as we hire a Chief Financial Officer that it is likely that these deficiencies in internal control over financial reporting may continue.

         There were no changes in our internal control over financial reporting during the period ended September 30, 2005 that materially affected, or was reasonably likely to materially affect, or internal control over financial reporting except as described herein.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As already reported, on August 29, 2005. Kraft Foods Inc. was granted judgment by the Middlesex Superior Court, Middlesex, MA to recover the sum of approximately $91,902 from our Massachusetts based subsidiary, Beverage Network of Massachusetts, Inc. This created an event of default with our senior lender, Laurus Master Funds Ltd. Pursuant to the terms of our Secured Convertible Term Note with Laurus Master Fund of May 14th 2004, Laurus Master Fund is entitled to demand immediate payment 125% of the outstanding amount owed on the promissory note if the default is not cured within 5 days. We have notified Laurus Master Fund of the event and that we have reached an agreement with Kraft Foods whereby we will repay the judgment amount in six equal monthly payments beginning on January 1st 2006. Laurus Master Fund has indicated that they are willing to waive their rights under default subject to the satisfactory resolution of the judgment indebtedness.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In July 2005 we agreed to issue an aggregate of 21,780 shares of our common stock to two consultants. On consultant, who received 14,118 shares of our common stock, provided advisory services to us valued at $15,530, and the second consultant, who received 7,662 shares of our common stock, provided accounting services to us valued at $8,428. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipients were accredited or otherwise sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

         In July 2005 we agreed to issue an aggregate of 140,000 shares of our common stock valued at $126,000 to twelve subscribers for purchasing $1,400,000 units in the debt placement financing. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipients were accredited or otherwise sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

         In July 2005 we agreed to issue an aggregate of 21,500 shares of our common stock valued at $22,575 to six subscribers for purchasing $215,000 units in the debt placement financing. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipients were accredited or otherwise sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

         In August 2005, we agreed to issue 750 shares of our common stock valued at $600 to an employee based on an agreement executed with the acquisition of Ayer Beverage, Inc. The recipient was an accredited investor. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         In August 2005, we agreed to issue 25,000 shares of our common stock valued at $20,000 for deferring payments on a note originating from the acquisition of Ayer Beverage, Inc. The recipient was an accredited investor. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         In August 2005 we agreed to issue an aggregate of 47,500 shares of our common stock valued at $37,525 to six subscribers for purchasing $475,000 units in the debt placement financing. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipients were accredited or otherwise sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

         In September 2005 we agreed to issue an aggregate of 35,750 shares of our common stock valued at $25,025 to eleven subscribers for purchasing $357,500 units in the debt placement financing. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipients were accredited or otherwise sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

         In September 2005 we agreed to issue an aggregate of 37,500 shares of our common stock valued at $16,875 to four subscribers for purchasing $357,500 units in the debt placement financing. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipients were accredited or otherwise sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

         In September 2005 we agreed to issue an aggregate of 107,895 shares of our common stock to two consultants. On consultant, who received 7,895 shares of our common stock, provided advisory services to us valued at $5,527, and the second consultant, who received 100,000 shares of our common stock, provided accounting services to us valued at $70,000. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipients were accredited or otherwise sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

         In September 2005, we agreed to issue 300,000 shares of our common stock, valued at $165,000, to a party currently providing us with Financial Advisory and Investment Banking Services. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         As a result of the judgment entered against our Beverage Network of Massachusetts subsidiary by Kraft Foods, Inc. as described in Item 1. above, under the terms of the Secured Convertible Term Note issued by us to Laurus Master Fund, L.P. in May 2004, this judgment constituted an event of default. As security for this note we have granted a security interest to Laurus Master Fund, Ltd. in all of our assets, the obligations under the secured convertible term note have been guaranteed by our subsidiaries, and we have pledged the stock of all of our current and any future subsidiaries acquired by us during the term of the secured convertible term note. At September 30, 2005, the outstanding principal balance due under this Secured Convertible Term Note was $2,791,998. As a result of this default, Laurus Master Fund, Ltd. is entitled to immediately accelerate the due date of the note, and we would owe Laurus Master Fund, Ltd. 125% of the outstanding principal amount of the note plus accrued and unpaid interest and fees which, as of November 15, 2005. If demand is made by Laurus Master Fund, Ltd. and we are unable to pay this amount within five days, Laurus Master Fund, Ltd. would be entitled to foreclose on the security and seek to take control of our assets. We are advising Laurus Master Fund, Ltd. in writing of the event of default. We do not know at this time what action, if any, Laurus Master Fund, Ltd. may take.

         The event of default under the Secured Convertible Term Note triggered an event of default under unsecured promissory notes in the aggregate principal amount of $2,822,500 which we issued to an aggregate of 39 purchasers in a private placement of our securities between June and September, 2005. At the option of the holders of greater than 50% of the face amount of these outstanding notes, the notes will become immediately due and payable. It is our intent to advise these note holders in writing of the occurrence of the event of default. We do not know at this time what action, if any, the note holders may take.

         On September 12, 2005 we received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. These notes were due and payable by us on September 1, 2005. As collateral for these notes Theodore Farnsworth, our CEO, pledged 100,000 shares of our common stock owned by him. The note holders are demanding payment of $328,813.50. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. The default under this note has created another event of default under the Secured Convertible Term Note due Laurus Master Fund, Ltd. as well as under the unsecured promissory notes in the principal amount of $2,822,500.

         On September 29, 2005 we received a notice of default from Morris Stodard and Master Distributors, Inc. under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc. as well as under an employment agreement with Mr. Stodard. The note holder is demanding payment of $517,735 which he asserts is the amount of outstanding principal and interest due under the note, as well as amounts due under the employment agreement. The default under this note has created another event of default under the Secured Convertible Term Note due Laurus Master Fund, Ltd. as well as under the unsecured promissory notes in the principal amount of $2,822,500.

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

Dated: November 22, 2005.