Form 10KSB
period 2005-12-31
XSTREAM BEVERAGE NETWORK, INC.
filed 2006-04-24
CIK 853833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to ________

                        Commission file number 331-30158A

                         Xstream Beverage Network, Inc.
                         ------------------------------
                 (Name of small business issuer in its charter)

                  Nevada                                      05-0547629
                  ------                                      ----------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

       3511. W. Commercial Blvd, Suite 209
       Fort Lauderdale, Florida                                  33309
       ------------------------------------                      -----
       (Address of principal executive offices)                (Zip Code)

Issuer's telephone number   954-598-7997

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class           Name of each exchange on which registered
       -------------------           -----------------------------------------
               None                                 not applicable
        (Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

                                      none
                                (Title of class)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ X ]

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act YES [ ] NO [ X ]

      State issuer's revenues for its most recent fiscal year. $10,226,235 for the 12 months ended December 31, 2005.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on March 31, 2006 is approximately $14,320,885.

      State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 31, 2006 35,802,211 shares of common stock are issued and outstanding.

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

       For fiscal 2005 and 2004 approximately 95 % and 96%, respectively, of our revenues were derived from distribution of third-party brands with the remaining approximately 5% and 4% attributable to sales of our propriety products.

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

       Currently, our proprietary products include:

YOHIMBE ENERGY DRINK      Yohimbe Energy Drink is an energy drink similar in
                          taste and appearance to the market leader, Red Bull,
                          which is sold in 250ml cans.  The principal point of
                          difference is the addition of extract of "yohimbe", a
                          botanical believed to be associated with improved
                          blood supply to the muscles and a positive impact on
                          human libido.   Sales of Yohimbe Energy Drink
                          represented less than 1% and approximately 2%, respectively, of our total revenues for the fiscal years ended December 31, 2005 and 2004.

CHINESE ROCKET FUEL       Launched in the first quarter of 2005, Chinese Rocket
                          Fuel is also an energy drink that is similar in taste and appearance to the market leader, Red Bull. The principal point of difference is the addition of extracts of Chinese herbs including Panax Ginseng and Schizandra. Unlike Red Bull and Yohimbe, Chinese
                          Rocket Fuel is sold in 16 fl. oz. (476 mls) cans and competes in this segment with energy drink brands such as Hansen's Monster and Coca Cola's Rock Star. Sales of Chinese Rocket Fuel represented less than 1% of our total revenues for the fiscal years ended December 31, 2005.

MAUI JUICE COMPANY        The products include a line of natural juices and
                          juice blends that contain no artificial ingredients,
                          preservatives or added color.   The product range is
                          currently only available in Hawaii and includes seven traditional Maui Juice flavor varieties, including
                          Noni Lemonade, Ginger Blast and Spirulina Smoothie, all of which are sold in 16 ounce and 32 ounce plastic bottles, and three new products: Passion Fruit Guava and Orange Juice, Pineapple Orange and Guava Orange that were launched in June of 2005 Because these products have a limited shelf life, the product is sold exclusively through cold cabinet channels where natural juices are found. Sales of Maui Juice Company products represented approximately 3% of our total revenues for the fiscal year ended December 31, 2005.

SQUEEZE Squeeze is a line of traditional carbonated soft drinks, sometimes referred to as "Gourmet Sodas" that are sweetened with cane sugar and have natural flavor systems. This line of seven flavor varieties is sold in "Old Fashioned" 12 ounce glass bottles. Sales of the Squeeze line of products represented less than 1% of our total revenues for the fiscal year ended December 31, 2005 following its launch in the fourth quarter of fiscal 2004.

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

       Through our network, we also distribute a wide variety of beverages, alternative and new age beverages, energy drinks, juices and non-carbonated sodas, vitamin waters, specialty and nutrition drinks and non-alcoholic beer. We actively seek to acquire distribution rights for products we believe show strong growth potential. At December 31, 2005 we had approximately 20 beverage suppliers. Third-party brand name products currently distributed by us include:

       AriZona ice teas                       Dannon
       FIJI mineral water                     Switch
       Glacier Lake water                     Vermont Pure
       Hansen's Natural beverages             Skae Beverages
       Martinelli's juices                    SPA Mineral Water
       IZZE sparking juices
       Vernor's soda                          Apple & Eve
       Clearly Canadian water                 Welch's
       Crush                                  Tazo teas
       Brick House                            Guinness non-alcoholic beer
       SoBe

       We are a party to distribution agreements with a number of beverage manufacturers which set forth the terms and conditions of our distribution rights of those products. These agreements grant us either exclusive or non-exclusive distribution rights for certain territories and our ability to distribute that company's products are limited to sales made in those specific areas. In some instances we have the right to appoint sub-distributors within our prescribed territory. We do not presently have any sub-distributors and have no present plans to establish any sub-distributors. The terms of these agreements are generally for one year with automatic annual renewals providing we are meeting our minimum distribution levels of the brand in question. Historically we have met the various minimum order requirements and anticipate that we will continue to meet these terms in the future. We also distribute Glacier Lake water on a non-exclusive basis in the Maryland, District of Columbia and Northern Virginia areas under an oral agreement with the beverage manufacturer. This distribution relationship, which represented approximately 4.5% of our revenues for each of the fiscal years ended December 31, 2005 and 2004, can be terminated at any time.

SEASONALITY

       Sales of ready-to-drink beverages are somewhat seasonal, with over 60% of our sales expected to occur in the second and third calendar quarters.

PRODUCT MANUFACTURING

       We currently manufacture the Maui Juice Company products in our facility in Hawaii. The plant is located in Kahalui on the island of Maui and is equipped with essential blending and fruit processing equipment. In May of 2005, we moved our Hawaiian operations to a larger facility on Maui. The additional space and FDA/ USDA clean rooms in the new facility will enable us, in the future, to automate our current labor intensive manufacturing operations and provide added security for our production processes. The new facility will also permit us to increase our production capacity as demand for these products increase in future periods.

       We rely on third party manufacturers to produce our Yohimbe, Chinese Rocket Fuel and Squeeze branded products. The third party manufacturers use our proprietary formulations and flavor ingredients in the production of these products. At the time of production, one of our chemists observes the product manufacture and production run, tests the finished beverage product and the package integrity.

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

NEW PRODUCT DEVELOPMENT PROGRAM AND RESEARCH AND DEVELOPMENT

       The new age beverage category growth is largely sustained by the constant addition of new products, brands and brand extensions. An integral part of our strategy is to develop and introduce innovative products and packages. The development time from the inception of the concept through product development and testing to the manufacture and sale of the finished product is several months. Not all new ideas make it through consumer research. To the extent that we have sufficient capital, we intend to more actively pursue the research, development manufacture and distribution of beverage products. During fiscal 2004 and fiscal 2005, we spent approximately $25,000 and $15,000 respectively on new product and package development.The acquisition of the Maui Juice Company brand has opened a research and development project to formulate new flavors for the existing cold cabinet range in Hawaii. Specifically in 2005, we introduced a not from concentrate, fresh squeezed orange juice and three new high juice content, juice blend products: Passion Fruit Guava and Orange Juice, Pineapple Orange and Guava Orange that were launched in June of 2005. We have also developed a new line of Maui Juice Company brand shelf stable products which we intend to introduce on the U.S. mainland later in 2006. We are unable at this time to predict our research and development expenses for fiscal 2006.

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

       On May 1, 2003, our wholly owned subsidiary, Beverage Network of Connecticut, Inc., acquired substantially all of the assets of Finish-Line Distributors, LLC, a beverage distributor located in Bristol, Connecticut, in exchange for $152,593 and 800,000 shares of our common stock. In addition, we have paid Finish-Line Distributors an additional $50,000 in cash plus 5,000 shares of our common stock for meeting performance criteria set forth in the acquisition agreement.

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

       As consideration for the purchase of the assets of Atlantic Beverage we issued 96,154 shares of our common stock and $570,000 in cash which was delivered at closing, with an additional $554,648 in cash due by September 9, 2004, together with a secured convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum and a separate $250,000 payment to be made in 12 equal weekly installments pursuant to the terms of the purchase agreement. The note is collateralized by the assets acquired, subject to the first position interest of Laurus Master Fund, L.P. The holder of the secured convertible promissory note may, at his option, elected to receive shares of our common stock valued at $5.20 per share in lieu of cash payments, with the minimum conversion amount being $25,000. As of March 15, 2005 we still owed Master Distributors, Inc. a portion of the cash payment which was due on September 9, 2004, as well as certain amounts under the secured convertible promissory note. In January 2005 Master Distributors, Inc. agreed to defer those amounts, and Mr. Stoddard agreed to defer amounts due him under his employment agreement, until April 14, 2005. As consideration for these deferments, we issued or agreed to issue to Mr. Stoddard and his assigns an aggregate of 390,000 shares of common stock valued at $660,000. September 2005 we received a notice form default from the principal shareholder of Master Distributors, Inc. At December 31, 2005 the balance due the seller in this transaction is $2,063,317.

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

INTELLECTUAL PROPERTY

       We rely on common law rights to our trademarks "Maui Juice Company" and "Squeeze." The common law rights protect the use of these marks used to identify our products. Our earlier application for a trademark of the name "Yohimbe Energy Drink" was cancelled. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trade names will have a material adverse effect on our business, results of operations and financial condition. We also rely on trade secrets and proprietary know how, and employ various methods, to protect our concepts. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know how or obtain access to our know how and concepts. There can be no assurance that we will be able to adequately protect our trade secrets. Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology that we rely upon to conduct our business.

EMPLOYEES

       We currently have approximately 45 employees. None of our employees are covered by a collective bargaining agreement nor are they represented by a labor union. We consider our employee relations to be good.

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

WE WILL REQUIRE ADDITIONAL CAPITAL TO FUND OUR ONGOING OPERATIONS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, THEN WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

       While we have increased our sales from year to year, our revenue growth has not been significant enough to generate sufficient gross profits to fund our daily operations. While we believe in the viability of our strategy to improve sales volume, we cannot accurately predict when or if our sales and gross profits will increase to the level necessary to sustain our operations and we will require additional capital to continue our acquisition strategy. Therefore, we will need to raise additional capital to fully implement our business, operating and development plans, sustain our ongoing operations and satisfy our obligations. All of our assets serve as collateral under currently outstanding obligations and we do not presently have any firm commitments for additional sources of working capital. There are no assurances that we will be successful in raising additional capital. If we are unable to obtain additional working capital in the near future, our ability to continue as a going concern will be in doubt and we may be required to curtail all or a portion of our operations.

WE HAVE A HISTORY OF LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN. AS A RESULT, YOU COULD LOSE YOUR ENTIRE INVESTMENT IN OUR COMPANY.

       For the fiscal years ended December 31, 2005 and 2004 we reported loss from operations of $8,363,981 and $6,959,446, respectively, and our cash used in operating activities was $2,929,367 and $3,534,338, respectively. At December 31, 2005 we had cash on hand of approximately $94,000 and a working capital deficit of $15,353,740. While our sales for fiscal 2005 increased $1,642,613, or approximately 19% from fiscal 2004, our operating expenses increased $1,404,535 in fiscal 2005 from fiscal 2004. Our revenue has not been sufficient to sustain our operations and, accordingly, we are in default under a number of obligations. The independent auditor's report for the fiscal year ended December 31, 2005 on our financial statements includes an explanatory paragraph to their audit opinion stating that our net losses, accumulated deficit and working capital deficit raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, we will need to raise additional working capital in order to continue our operations and satisfy our current and future obligations. If we are not successful in securing additional working capital, we may be required to cease operations.

WE ARE SUBJECT TO A NUMBER OF PAST DUE OBLIGATIONS AND JUDGMENTS, AS WELL AS UNPAID PAYROLL TAXES. OUR CONTINUING INABILITY TO SATISFY THESE OBLIGATIONS COULD RESULT IN SIGNIFICANT ADDITIONAL DAMAGES AND LEGAL FEES AND MAY PREVENT US FROM CONTINUING AS A GOING CONCERN.

       At December 31, 2005 our current liabilities totaled $16,809,008, which includes certain non-cash expenses related to our financings or liabilities which have been restructured subsequent to December 31, 2005. Included in the current liabilities at December 31, 2005, however, is approximately $7,597,400 of liabilities which are past due at December 31, 2005 including amounts representing litigation judgments against our company, approximately $344,000 due for payroll taxes and amounts related to notes we have issued for acquisitions or financing transactions. We do not presently have sufficient capital to satisfy these obligations, including obligations to the IRS for payroll taxes we paid but which were not remitted by the payroll service provider. We are continuing to pursue litigation against the payroll service provider and its principals and are in negotiations with the I.R.S. regarding the payment of these taxes. If we are unable to make satisfactory arrangements with the I.R.S. related to these taxes, we could be subject to liens on our assets as well as significant penalties. While the other portions of these obligations are unsecured, other than a pledge of certain shares of our common stock, we may be required to use working capital to litigate these matters which will reduce the amount of capital we have available to fund our ongoing operations.

OUR ASSETS SERVE AS COLLATERAL UNDER THREE OUTSTANDING SECURED TERM NOTES. IF WE WERE TO DEFAULT ON OUR OBLIGATIONS UNDER THESE NOTES LAURUS MASTER FUND, L.P. COULD FORECLOSE ON OUR ASSETS WHICH WOULD PREVENT US FROM CONDUCTING OUR BUSINESS IN THE FUTURE AND WOULD CAUSE US TO CEASE OPERATIONS.

       In April 2006 we also entered into a financing agreement with Laurus Master Fund, Ltd. pursuant to the terms of a secured convertible term note in the principal amount of $2,000,000, and two, non convertible three year term notes each in the principal amount of $4,000,000. The notes are collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries. While as a condition of the restructure of our obligations to Laurus Master Fund, L.P. in April 2006 the existing past due obligations will not constitute future events of default, if we should default under the repayment provisions of the secured convertible term note, or otherwise permit an event of default to occur under the note agreement, the note holder could seek to foreclose on our primary assets in an effort to seek repayment under the note. If the note holder was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected

CERTAIN OF THE FINANCING TRANSACTIONS WE HAVE ENTERED INTO PROVIDE FOR THE PAYMENT OF LIQUIDATED DAMAGES IF WE DO NOT REGISTER THE UNDERLYING SHARES OF COMMON STOCK ON A TIMELY BASIS.

       At December 31, 2005 we have recorded liabilities in the amount of $1,080,977 related to penalties for failure to timely register shares of our common stock which are underlying various financing transactions we entered into in fiscal 2004 and fiscal 2005. These liquidated damages will continue to accrue until such time as we satisfy the registration obligation. We do not currently have a registration statement pending covering any of these securities and we are unable to predict at this time when, or if, we will satisfy these registration obligations. As a result, we are unable estimate the amount of additional liquidation damages for which we will be obligated, which such amount may be significant.

WE MAY RECEIVE NO ECONOMIC BENEFIT FROM THE SWAP TRANSACTION WITH COGENT CAPITAL CORP. AND THE INSTITUTIONAL INVESTORS WHICH INCREASED OUR ISSUED AND OUTSTANDING COMMON STOCK BY APPROXIMATELY 75%.

       Under the terms of the swap transaction we entered into in June 2005 which is described later in this prospectus under "Management's Discussion and Analysis or Results of Operations - Recent Financing Transactions," we issued 19,736,848 shares of our common stock in exchange for $15 million of U.S. government bonds which represented a 20% discount to the fair market value of our common stock at the time we issued the shares. These share represent approximately 75% of our presently issued and outstanding common stock. The bonds and a portion of the shares were placed in escrow pending the satisfaction of certain conditions. While we did not receive any immediate economic benefit from the transaction, the amount of funds we may ultimately receive from this swap transaction is, unknown and it is possible that we will not receive any proceeds from these bonds. In addition, there is no provision for the return of any of the shares of our common stock we issued at the time of the transaction if we do not receive the $15 million represented by the face amount of the bonds or reacquire the shares through exercise of an option. Finally, while the bonds remain in escrow we are required to pay interest on the $15,000,000 which adversely affects our cash flow.

CERTAIN OF OUR OUTSTANDING SECURITIES ARE CONSIDERED DERIVATE LIABLITLIES. WE HAVE RECOGNIZED NON-CASH INCOME AND LOSSES IN FISCAL 2005 AND FISCAL 2004 WHICH HAVE HAD A MATERIAL EFFECT ON OUR FINANCIAL STATEMENTS.

       The terms of various financings we have entered into in fiscal 2004 and 2005 contains terms which are considered embedded conversion features pursuant to EITF Issue No. 00-19. Additionally, because there is no explicit number of shares that are to be delivered under the terms of certain of these financings, at December 31, 2005 we were unable to assert that we had sufficient authorized and unissued shares to settle such features. Accordingly, all of our previously issued and outstanding instruments, such as warrants and options issued to non-employees pursuant to rendered services as well as those issued in the future, would be classified as liabilities, effective with the granting of the subsequent financing conversion reset feature. As described in Note 18 to the financial statements for the years ended December 31, 2005 and 2004 which are included elsewhere in this annual report, the application of EITF Issue No. 00-19 on our financial statements for fiscal 2005 resulted in other income to us of $14,160,487, while it resulted in other expense of $4,260,337 for fiscal 2004. While these income and expense items are non-cash transactions, in each of the years the application of the accounting standard had a significant impact on our net loss for the period through a reduction in our net loss of $14,160,487 for fiscal 2005 and an increase in our net loss of $4,260,337 for fiscal 2004. In addition, at December 31, 2005 our balance sheet reflects a current liability of $5,615,541 related to the derivate liability. This derivate liability has materially adversely impacted our working capital. While we cannot predict the impact of this accounting standard on our financial statement in future periods as the income/expense calculation is based upon a current market value of our common stock, it is likely that it will have similar impacts on our financial statement in future periods.

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

       We are a party to distribution agreements with approximately 20 third party beverage manufacturers, including brands such as Spa Mineral Water imported from Belgium, Welch's juices, Glacier Lake water, Hansen's Natural beverages and Fiji Mineral water among others. Because approximately 96% of our revenues are derived from distribution of third party brands, our business depends heavily on distribution of brands which are manufactured by these third parties. In most instances, our right to distribute these products are subject to the terms of distribution agreements, although in one instance we are not a party to a written agreement but distribute the products based upon an oral agreement. As described elsewhere in this annual report under "Our Business - Our proprietary products and distribution activities", this oral agreement can be terminated at any time without notice to us. Revenues from distribution of third party brands under this oral agreement represented approximately 3.0% of our total revenues for the year ended December 31, 2005. The terms of the written agreements vary, but generally provide that they are either exclusive as long as we meet certain minimum order requirements or are non-exclusive. Historically we have met the various minimum order requirements and anticipate that we will continue to meet these terms in the future. The terms of these written agreements are generally one year, with renewal options. Because of the significant nature of the revenues from distribution of third party brands to our results of operations, the termination of any of these distribution agreements could have a material adverse effect on our business operations and prospects.

THERE ARE NO ASSURANCES WE WILL EVER BE SUCCESSFUL IN ESTABLISHING A MARKET FOR OUR PROPRIETARY BRANDS. THE LACK OF ANY SIGNIFICANT MARKET IN FUTURE PERIODS WILL ADVERSELY EFFECT OUR ABILITY TO INCREASE OUR REVENUES AND OUR MARGINS.

       A key element to our business model is the expansion of the distribution of our propriety brands which presently account for approximately 5% of our revenues for the year ended

December 31, 2005. Our margins are greater on the sales of our propriety products than margins from the sales of third party brands. We face significant competition from other new age beverage companies, the majority of which have greater brand recognition, a longer operating history and greater financial resources than we do. We cannot assure you that we will ever be successful in developing a meaningful market for our propriety brands. Our inability to create demand in the marketplace for our propriety products will prevent us, in future periods, from both increasing our revenues from sales attributable to those propriety products as well as increasing our margins on our sales.

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

       At March 31, 2006 we had:

       *      35,802,211 shares of common stock issued and outstanding,

       * warrants to purchase a total of 9,957,548 shares of our common stock with exercise prices ranging from $1.50 to $10.00 per share,

       * 200,000 shares of Series A Cumulative Convertible Voting Preferred Stock issued and outstanding which is convertible into 200,000 shares of our common stock,

       * 49.33 shares of our Series B Convertible Preferred Stock issued and outstanding which is presently convertible into 3,245,395 shares of our common stock, based upon a conversion price equal to the liquidation preference ($50,000 per share) divided by the conversion price of $0.76 per share, and

       * 4,444,444 shares of our common stock issuable upon the conversion of the outstanding principal balance due on a secured convertible term note in the principal amount of $2,000,000 which was issued to Laurus Master Fund, Ltd. in April 2006 based upon a conversion price of $0.45 share.

       Both the conversion prices of the Series B Convertible Preferred Stock and the secured convertible term note as well as the common stock purchase warrants to purchase an aggregate of 2,160,000 shares of our common stock issued or sold in connection with those transactions are all subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event we issue or sell any additional shares of common stock or other securities which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. In addition, remaining common stock purchase warrants currently outstanding to purchase an aggregate of 1,064,625 shares of our common stock are also subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations. As a result, the number of shares of our common stock into which the Series B Convertible Preferred Stock, the secured convertible term note, or the outstanding warrants are convertible may substantially increase based upon future events. We cannot predict with any certainty at this time, however, if any of these anti-dilution provisions will ever apply in the future to any of these securities and therefore we are unable to estimate the ultimate number of shares of our common stock which may be issuable upon the conversion of either the Series B Convertible Preferred Stock or the secured convertible term note or the warrants.

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

       In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 200,000 shares of Series A Cumulative Convertible Voting Preferred Stock and 49.33 shares of Series B Convertible Preferred Stock are issued and outstanding as of

March 31, 2006. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

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

ITEM 2.      DESCRIPTION OF PROPERTY

       We lease approximately square feet of office space in Fort Lauderdale, Florida, which also serves as our principal executive offices, under a sub-lease expiring on December 31, 2006. The lease provides for monthly rental payments of approximately $1,250, together with a pro-rata share of common area expenses.

       Until October of 2005 Beverage Network of Connecticut leased approximately 13,600 square feet in Bristol, Connecticut under a lease expiring in October 2008. We paid $5,108.25 per month for the leased space. The space was primarily dedicated to a warehouse area, but included space for administrative and operational offices. Beverage Network of Connecticut does not currently have an office or warehouse

       Beverage Network of Massachusetts leased approximately 4,300 square feet in Ayer, Massachusetts under a lease expiring in June 2004 with an annual
renewal option.   We pay $1,425 per month for the leased space. The space is primarily dedicated to a warehouse area, but includes space for a small operational office.

       Beverage Network of Hawaii rents approximately 2,750 square feet in Wailuku, Hawaii under a lease expiring in May 2008 at a monthly rental of $3,490. The primary use of this space is for our Hawaiian manufacturing and warehousing operations.

       Master Distributors, Inc. rents approximately 70,000 square feet of commercial office and warehouse space under a lease expiring in March 2008. We pay an aggregate of approximately $288,640 annually, which amount escalates to approximately $297,300 annually beginning in April 2005. We sub-lease a portion of this space to four unaffiliated companies who pay in the aggregate approximately $155,400 annually in rent.

       All of the foregoing facilities are in good condition and with the exception of XStream Beverage Network, Inc. are adequate for currently anticipated needs. We anticipate moving the administrative offices of XStream Beverage Network to a more appropriate facility later in 2006. We believe that in the event that the leases with respect to any of the aforementioned facilities should not be renewed, alternative space will be available at comparable rates.

ITEM 3.      LEGAL PROCEEDINGS

       Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Kraft Foods, Inc. in the Superior Court of the County of Middlesex, Commonwealth of Massachusetts with respect to Civil Docket Number MICV2005-02503. For financial reasons we were unable to contest the plaintiff's claims and on August 26, 2005 a default order was entered in favor of Kraft Foods, Inc. against Beverage Network of Massachusetts, Inc. On October 4, 2005 Beverage Network of Massachusetts, Inc. was served with an execution order in the amount of $91,902.44, which includes costs. We have agreed the terms of a payment plan with the plaintiffs attorney. Whereby we have agreed to remit monthly payments of $14,172 until the entire balance is paid. The balance due as of April 1, 2006 was $58,559.

       Under the terms of the Secured Convertible Term Note issued by us to Laurus Master Fund, L.P. in May 2004, this judgment constituted an event of default. As security for this note we had granted a security interest to Laurus Master Fund, Ltd. in all of our assets, the obligations under the secured convertible term note have been guaranteed by our subsidiaries, and we have pledged the stock of all of our current and any future subsidiaries acquired by us during the term of the secured convertible term note. At December 31, 2005, the outstanding principal balance due under this Secured Convertible Term Note was $2,771,355. As a result of this default, Laurus Master Fund, Ltd. was entitled to immediately accelerate the due date of the note, and we would have owed Laurus Master Fund, Ltd. 125% of the outstanding principal amount of the note plus accrued and unpaid interest and fees which, as of October 27, 2005, would total $3,694,275. Demand was not made by Laurus Master Fund, Ltd. and we have subsequently redeemed the note with part of the proceeds of a new non convertible term note sold to Laurus Master Fund Ltd. The event of default under the Secured Convertible Term Note has triggered an event of default under unsecured promissory notes in the aggregate principal amount of $3,019,500 which we issued to an aggregate of 39 purchasers in a private placement of our securities between June and December, 2005. At the option of the holders of greater than 50% of the face amount of these outstanding notes, the notes will become immediately due and payable. We advised these note holders in writing of the occurrence of the event of default. We do not know at this time what action, if any, the note holders may take.

       On September 12, 2005 we received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. These notes were due and payable by us on September 1, 2005. As collateral for these notes we pledged 100,000 shares of our common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of our common stock owned by him. The note holders are demanding payment of $328,813.50. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. On March 16, 2006, we reached agreement with the two note holders whereby we would redeem the notes and make all payments due to the note holders thereto, on or before March 31, 2006 in exchange for which agreement, we granted each note holder 750,000 shares of our common stock. We also issued in escrow, 500,000 shares of our common stock to each note holder which would be subject to release from escrow on March 31, 2006 should the notes not be redeemed by that date. We failed to redeem the notes and consequently, the shares in escrow have been released by the escrow agent to the note holders. No further agreement has been discussed or reached with these two note holders. The default under these notes created another event of default under the Secured Convertible Term Note due Laurus Master Fund, Ltd. as well as under the unsecured promissory notes in the principal amount of $3,019,500.

       On September 29, 2005 we received a notice of default from Morris Stodard and Master Distributors, Inc. under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc. as well as under an employment agreement with Mr. Stodard. The note holder is demanding payment of $517,735 which he asserts is the amount of outstanding principal and interest due under the note, as well as amounts due under the employment agreement. We continue to make payments to Mr. Stodard and Master Distributors based on the balances that were reflected at the time of the Master Distributors acquisition. The balance of payments due to Mr. Stodard and Master Distributors was $132,631 as of April 15, 2006. The default under this note has created another event of default under the Secured Convertible Term Note due Laurus Master Fund, Ltd. as well as under the unsecured promissory notes in the principal amount of $3,019,500.

       In October 2005, American Beverages Inc filed a demand against beverage Network of Connecticut and Beverage Network of Massachusetts in the amount of $69,452. We have reached agreement on a settlement plan with their attorneys.

       In October 2005, Good-o Beverages was awarded a judgment on the amount of $28,500 against beverage Network of Connecticut for product ordered by us in fiscal 2004. We have made regular payments in settlement of this amount and there is a balance of $9,900 as of March 31 2006.

       On November 16, 2005 Beverage Network of Connecticut received a demand letter from the attorneys representing Food Collage, Inc for payment of $17,067.86 for product ordered by us in 2004 but not paid for. We are working with the plaintiff to settle the account.

       On December 5, 2005 Hobarama ,Inc. obtained a judgment in the amount of $16,740 against Beverage Network of Connecticut. We have reached agreement on a settlement plan with their attorneys.

       On January 15, 2006 Export Development Canada obtained a judgment against Total Beverage Network, Inc in the amount of $22,357 for products that we ordered in 2004 but did not pay in full. We have not yet reached an agreement with the plaintiff.

       On January 25, 2006, we received a Civil Action Summons from the attorney for the Maui Juice Company and Lawrence Lassek for breach of contract, for our failure to pay certain installment payments under the terms of the Purchase and Sale Agreement with Maui Juice Company in the amount of $30,000. We are working with the plaintiffs to make the account current.

       In February, 2006 we received a demand letter from Ayer Beverage, Inc. in the amount of $72,934 for payments due under the Purchase and Sale Agreement between Ayer Beverage and Beverage Network of Massachusetts. Under the same agreement, we are also required to make payments under obligations that we assumed for $7, 889 plus costs and interest to Citizen's Bank and $30,000 to Mr. Tom MacIntire. We have reached agreement with Mr. Lehan and Ayer Beverages to pay the obligations to Mr. MacIntire and Citizen's Bank in full and pay Ayer Beverage $36,467 followed by three monthly payments thereafter of $9,467

       In February 2006, Total Beverage Network received a demand from Le Natures, Inc in the amount of $17,057 for product that was ordered in 2004 but not paid in full. We are working with their attorney to reach a settlement agreement.

       On June 23, 2005 Hansen Beverage Company, one of the third party brand beverage suppliers to our subsidiary Beverage Network of Maryland, Inc., gave us written notice of its intention not to renew the distribution agreement between Hansen and Beverage Network of Maryland for the Monster brand of energy drinks. As settlement, on September 15, 2005 Hansen agreed to pay Beverage Network of Maryland approximately $113,211 and awarded Beverage Network of Maryland with a distribution license agreement for the following products, all under the Hansen trademark:
                       *  Hansen Energy, Original Formula
                       *  Energy Pro
                       *  Energy Water
                       *  Signature Sodas
                       *  Gold Standard Teas
                       *  Hansen Smoothies

       The license agreement has an initial term ending on December 31, 2005 and renews automatically for further renewal periods of one calendar year unless Beverage Network of Maryland is in breach of certain specified defaults that are normal in such agreements. Hansen offset certain receivables from Beverage Network of Maryland against the settlement amount which result in a net payment to Beverage Network of Maryland from Hansen of approximately $36,000.

       In March of 2004, we contracted with Florida Employer Solutions Inc. to handle our company's payroll, payroll added costs and certain other employee benefits such as health insurance. The collection and payment of payroll taxes was an integral part of this service. In June 2005, we were informed by the Internal Revenue Service that we were in default of certain payroll tax related payments, which monies had been paid by us to Florida Employer Solutions for tax payment purposes. Florida Employer Solutions has admitted to us and to the IRS that they had not made the mandatory payments when due and have agreed to repay all monies owed to the IRS in this regard. We believe that the total amount due to the IRS is approximately $250,000, which includes unpaid taxes as well as interest and penalties. The IRS have agreed to waive penalties upon reveiving the principal balance due. In September 2005 we filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida against Florida Employer Solutions, Inc. and Luis Ferrer and Maria G. Legarda, officers of Florida Employer Solutions. Our complaint alleges breach of contract, fraud, conversion, violation of the Florida Unfair and Deceptive Trade Practices Act and unjust enrichment and seeks judgment against Florida Employer solutions for all damages interests and costs.

       We have been advised by our attorneys handling this matter that Florida Employer Solutions Inc. is organizing a settlement payment. In the event that we receive such settlement payment, it will be applied the tax portion of the liability due the IRS. We have been further advised by our attorney handling this matter that given the circumstances surrounding the non-payment of the taxes that the IRS may waive the penalties but require that the interest due be paid. We are vigorously pursuing settlement in full from Florida Employer Solutions Inc. and its directors at which time the tax lien filed against us by the IRS will be vacated.

       Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Fuze Beverage, LLC in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts with respect to Civil Docket Number MICV2005-01392. For financial reasons we were unable to contest the plaintiff's claims and on May 27, 2005 a default order was entered in favor of Fuze Beverage, LLC against Beverage Network of Massachusetts, Inc. The court has entered a judgment against us in the amount of $36,873.33.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


                                    PART II
`

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

                                                 High         Low
                                                 ----         ---
Fiscal 2003

First quarter ended March 31, 2003            $  53.00     $  22.40
Second quarter ended June 30, 2003            $  31.00     $  20.80
Third quarter ended September 30, 2003        $  24.00     $  10.40
Fourth quarter ended December 31, 2003        $  10.40     $   3.40

Fiscal 2004

First quarter ended March 31, 2004            $  10.60     $   4.00
Second quarter ended June 30, 2004            $   7.80     $   4.00
Third quarter ended September 30, 2004        $   4.60     $   1.80
Fourth quarter ended December 31, 2004        $   2.50     $   1.32

Fiscal 2005

First quarter ended March 31, 2005            $   1.85     $   0.93
Second quarter ended June 30, 2005            $   1.70     $   0.81
Third quarter ended September 30, 2005        $   1.30     $   0.45
Fourth quarter ended December 31, 2005        $   0.85     $   0.18

       On April 12, 2006 the last sale price of our common stock as reported on the OTCBB was $0.35 As of March 31, 2006 there were approximately 621 record owners of our common stock.

DIVIDEND POLICY

       We have never declared or paid any cash dividends on our common stock.
We currently expect to retain future earnings, if any, to finance the growth and development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

       The Company executed a twelve month consulting agreement for advisory services, commencing November 11, 2005, in consideration of 200,000 shares of common stock. The shares were valued at $0.40; the closing price on the date of grant. The Company recognized consulting expense of $10,959 with a remaining deferred component of $69,041 as of December 31, 2005. The recipient was an accredited investor. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

       The Company executed a second consulting agreement for advisory services in consideration of 75,000 shares of common stock valued at $0.22; the closing price of the stock on the grant date. The agreement may be terminated at any time when notice is received by either party. The Company recognized and expense of $16,500 for twelve months ending December 31, 2005. The recipient was an accredited investor. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

       The Company executed a third consulting agreement for advisory services for a term of twelve months, commencing November 30, 2005. In consideration for services, the consultant received 300,000 shares of common stock valued at $.22; the closing price on the grant date. For the period ending December 31, 2005, the Company recognized and expense of $5,605 with a remaining deferred component of $60,395. The recipient was an accredited investor. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

       The Company issued 100,000 shares of common stock pursuant to the terms of an employee termination agreement. The shares were valued at $0.51; the closing price of the stock on the grant date. The Company recognized compensation expense of $51,000 for the twelve months Ending December 31, 2005. The recipient was an non-accredited investor. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

       On December 23, 2005, the Company executed a 60 day promissory note, resulting in gross proceeds of $100,000. Attached to the note was a provision for the Company to issue 50,000 shares of common stock to the holder. The shares were valued at $0.44; the closing price on the date of grant. The Company recognized an expense of $2,627 with a remaining deferred component of $19,373 to be amortized though February 23, 2006. The recipient was an accredited investor. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by
Section 4(2) of that act.

       Pursuant to the terms of the December 23, 2005 promissory note the Company was to issue, in it's own name, 250,000 shares of common stock as a pledge for collateral on the $100,000 note. The shares were valued at par value as they are considered issued but not outstanding as of December 31, 2005.

       On December 15, 2005, the Company executed a six month consulting agreement for advisory services in consideration of 100,000 shares of common stock, valued at $0.51. The Company recognized and expense of $4,484 with a remaining deferred balance of $46,516 at December 31, 2005. The recipient was an accredited investor. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.


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

       When used in this annual report, "fiscal 2005" means the fiscal year ended December 31, 2005 and "fiscal 2004" means the fiscal year ended December 31, 2004.

RESULTS OF OPERATIONS

       Our sales for fiscal 2005 increased $1,642,613 to,$10,226,235 or approximately 19% over fiscal 2004 sales of $8,583,622.The increase in sales is attributable to the implementation of our acquisition strategy which we believe is the key driver to grow our company. Our sales for fiscal 2005 include revenues attributable to Ayer Beverages, which we acquired in March 2004, and Master Distributors, which we acquired in July 2004 for the entire fiscal year 2005, compared to sales attributable to Ayer Beverages operations for only three months in fiscal 2004 and six months of sales reported for Master Distributors during fiscal 2004 as a result of the timing of the acquisitions. Sales attributable to Master Distributors in fiscal 2005 were $9,387,275. If we adjust our sales for fiscal year 2005 to exclude sales from Master Distributors, our sales declined approximately $3,460,462 in Fiscal 2005 as compared to fiscal year 2004. This decrease in sales is attributable to our lack of working capital during fiscal 2005 which prohibited us from maintaining an adequate inventory of third party brands for distribution and resulted in decreased sales in our New England locations. During fiscal year 2005, distribution of third party brands represented approximately 95% of our sales and sales of our proprietary products represented approximately 5% of our sales. If we are able to continue to implement our acquisition strategy with additional acquisitions during the balance of fiscal 2006, of which there are no assurances, our sales would increase as a result of sales attributable to the acquired companies.

       The cost of goods sold as a percentage of sales during fiscal year 2005 was approximately 83% as compared to approximately 83% for fiscal year 2004. We anticipate that our cost of goods sold and related gross profit margins will remain relatively constant until such time, if ever, as we are successful in increasing sales of our proprietary products which will carry higher gross profit margins. We require additional working capital which is presently not available to fund product marketing of our proprietary brands in order to build brand recognition and increase our sales of these products.

       We reported total operating expenses of $8,363,981 for the fiscal year 2005 as compared to total operating expenses of $6,959,446 for fiscal year 2004, an increase of $1,404,535 or approximately 20%. The increase primarily includes:

       * a decrease of $200,884 or approximately 18%, in marketing and selling expense. For the calendar year ending December 31,2005, Beverage Network of Maryland, Inc., reported marketing and selling expenses of $506,449, or approximately 57%, of our total marketing and selling expenses. These expenses include promotional spending at point of sale along with salaries and commissions of sales personnel. Included in the consolidated expenses of $895,783, is a one-time charge of approximately $183,000 for brand development related to our Chinese Rocket Fuel and shelf-stable Maui Juice Products. We anticipate that our marketing expenses will continue to increase for the following year, subject to our ability to make future acquisitions, and generate working capital. We will also continue to implement our strategy of developing and growing corporate owned brands.

       * a decrease of $57,586, or approximately 13%, in professional fees. This item represents both accounting and legal fees. The major component of this decrease is due to a reduction of audit fees as the Company had no acquisitions during 2005. We project that professional fees will remain at such levels for the remainder of 2006 unless the Company completes acquisitions which will, in turn, incur additional audit fees.

       * an increase of $2,517,945, or approximately 195%, in consulting expenses. Consulting expense includes charges of cash and cashless fees, paid to financial advisory and public relations firms as set forth in the terms of each contract, in the form of cash, restricted shares and/or common stock warrants. Included is $1,631,167, or approximately 65% of the total increase that is attributable to amortization of deferred consulting expenses from stocks and warrants. We anticipate that consulting fees will remain relatively constant for the calendar year 2006.

       * a decrease of $2,384,071 or approximately 55%, in compensation expense from calendar year 2005 to 2004. Compensation expense includes cash and stock compensation issued to certain employees and to the board of directors. The decrease reflects $1,740,663 of non-cash compensation paid; $1,350,000 of which was attributable to the one time issuance of 500,000 shares of our common stock to the executive officers in February 2004. The 500,000 shares of our common stock were issued as bonuses to the executives of the Company. We do not currently anticipate similar non-cash expenses in the balance of fiscal 2006. We also made compensation payments in fiscal 2005 to the former owners of our Connecticut and Maryland operations pursuant to agreements executed during the acquisitions of those businesses that totaled $150,000. The balance of the decrease of approximately $213,000 is primarily attributable to our lack of working capital during fiscal 2005 which has caused us to reduce the number of employees with a corresponding decrease in salaries. We anticipate that the cash component of our compensation expense will remain relatively constant during calendar year 2006, subject to increases as we acquire additional companies.

       * an increase of $64,292, or approximately 25%, in rent expense which is primarily attributable to the company's subsidiary; Beverage Network of Maryland, Inc. Their respective portion of the increase, $45,372, represents a twelve-month period of facility lease payments versus the six-month, (July 01, - December 31, 2004) rent expenses reported in fiscal year 2004 due to the timing of the acquisition. We anticipate that rent expense will increase during the balance of fiscal year 2006 should we make further acquisitions.

       * an increase of $214,107, or approximately 234%, in bad debt expense. The primary cause of this increase relates to $181,517 of payroll tax payments made by us to Florida Employer Solutions, Inc. the company that we had engaged to provide payroll services and file quarterly payroll tax returns for part of fiscal year 2005. Florida Employer Solutions did not make the corresponding payments to the IRS. The balance of $32,590 is attributable to our inability to collect certain trade receivables in fiscal 2005. We anticipate that bad debt expense will remain relatively constant during the balance of fiscal 2006, subject to increase should we acquire additional businesses.

       * an increase of $404,251, or approximately 41% in other general and administrative expenses. Of the total, 1,379,496 of other general and administrative expenses of for fiscal year 2005, $742,271 or approximately 54% is attributable to Beverage Network of Maryland, Inc. The increase In Maryland's expenses from fiscal year 2005 to fiscal year 2004, of $379,247 is due to timing of the acquisition of Master Distributors, Inc in July of 2004. The decrease in other general and administrative expenses for our Connecticut, Massachusetts, and Hawaiian operations relates to the decline in our sales and operations for those businesses. Working capital shortages during fiscal year 2005 affected our ability to maintain sufficient product inventory in these operations.

       * an increase in impairment expense, of $1,163,830 reported in fiscal year 2005 for which there is no comparable expense for the fiscal year 2004. This is primarily attributable to the write-off of $273,830 in goodwill associated with the customer lists of our subsidiary Beverage Network of Massachusetts, Inc. and $890,000 in goodwill associated with the customer lists of our subsidiary Beverage Network of Maryland, Inc. It was determined that these intangibles have no future economic value to the corporation and that an impairment expense should be reflected in the results of fiscal year 2005.

       * We reported a loss from operations of $8,363,981 for fiscal year 2005 as compared to a loss from operations for fiscal year 2004 of $6,959,446.

Total other income/(expense) for fiscal year 2005 increased $14,283,891, or approximately 181%. This increase is primarily attributable to:



       * an increase in other income of $250,055 which was primarily attributable to forfeited bottle deposits in the amount of $114,938 that were acquired with our Connecticut and Massachusetts acquisitions; $128,573 in contract termination fees from vendors in our Maryland operation and customer credit balances of $12,043 originating in our South Florida and Connecticut operations, prior to acquisition.

       * an increase in interest income of approximately $293,066 which was primarily attributable to the reversal of interest income on a forgiven subscription receivable in 2004 of $299,072, along with interest earned on the balance of restricted cash account of $7,532.

       * an increase in interest expense of approximately $4,618,555 in fiscal 2005 compared to fiscal year 2004. Included in this increase was interest on notes payable, including stock issued as payment for interest along with amortization of debt discount to interest expense and amortization of capitalized funding costs. It also includes a $324,000 penalty due to our Series B Convertible Preferred Stockholders and $990,000 related to Laurus Master Fund, Ltd. relating to the late filing of our pending registration statement. We anticipate that our interest expense will increase significantly during the balance of fiscal 2006 due to interest at 12% per annum payable on $3,019,500 of loan funds raised in our private placement between July 1st and December 31, 2005

       * an increase of $18,420,824 of other income attributable to the change in fair value of derivatives triggered by the Laurus Master Fund transaction; the derivatives pertained to the Laurus note and underlying warrants; the Series B (Mezzanine Financing) and underlying warrants; the Convertible Term Loans and underlying warrants; and warrants issued for services.

       * a gain on settlement of $8,741 for fiscal year 2005 as compared to a settlement gain of $63,737 for fiscal year 2004 that relates to settlements of overdue payments of accounts payable to certain of our vendors.

       * We reported a net loss of $1,953,694 for fiscal year 2005.as compared to a net loss of $14,833,050 for the fiscal year 2004.

       * We reported an unrealized loss on of $8,242,104 against the $15,000,000 subscription receivable resulting from the Cogent transaction.

       * We recorded preferred stock dividends in fiscal year 2005 of $137,718 payable to our Series B Convertible Preferred Stock sold to the Stockholders in August 2004, as compared to $54,909 for the fiscal year 2004. In accordance with the designations, rights and preferences of the Series B Convertible Preferred Stock, we expect to record preferred stock dividends during the balance of fiscal 2006.

       * We reported a net loss available to Common Stockholders of $2,091,412 for fiscal year 2005 as compared to a net loss available to Common Stockholders of $14,887,959 for fiscal year 2004.


LIQUIDITY AND CAPITAL RESOURCES

       Net cash used in operating activities for fiscal year 2005 was $(2,929,367) as compared to $(3,534,338) for fiscal year 2004 and includes the following:

       *      a decrease of $13,769,356 in our net loss.

       * an increase of $214,107 in bad debt expense which relates to our current assessment of the collectability of our accounts receivable, and an increase in the number of customers paying C.O.D.

       * an increase of $48,940 in depreciation which relates to fixed asset purchases during fiscal 2005 and a full twelve month reporting period for the Master Distributors acquisition (July 1, 2004) which only reported six months of operations in 2004,

       * an increase of $1,254,246 in amortization of deferred consulting and deferred fees which relates to an increase in expenses attributable to consulting agreements entered into during fiscal 2005. These agreements provide for the issuance of shares of our common stock under long-term agreements,

       * an increase of $2,724,401 in the amortization of debt discount and fees to interest expense relating to our outstanding $3,000,000 principal secured convertible note, our Series B Convertible Preferred Stock and the convertible term loans,

       * an increase of $197,393 in amortization of intangibles which is our customer lists, including a full twelve month reporting period for the acquired customer list from the Master Distributors acquisition on July 1, 2004,

       * an increase of $1,189,800 in liquidated damages for the failure of the Company's Form SB-2 to be declared effective on a timely basis. These costs are payable to our Series B preferred shareholders and the Laurus Fund. As this registration statement remains pending, we anticipate that we will continue to incur additional penalties during the fiscal 2006 until such time as the registration statement is ultimately declared effective by the SEC.,

       * an increase of $895,080 in amortization of capitalized funding costs attributable to the $3,000,000 principal convertible note, the Series B Convertible Preferred stock, swap transaction with Cogent Capital and debt financing costs related the Maxim Group. ,

       * an increase of $166,821 in default premium penalties due to Laurus for the $3,000,000 principal secured convertible note

       * a reduction of an aggregate of $499,564 in losses on conversion of debt, stock based settlement gain, stock based loan fee and interest income on subscription receivables for which no corresponding transactions occurred during the twelve months ended December 31, 2005,

       *      a decrease of $177,602 in stock based loan fees,

       * a decrease of $573,915 of non-cash expenses related to an decrease in stock based compensation paid for services under short-term agreements,

       * an increase of $884,592 for derivative resulting from the issuance of warrants issued for services under short-term agreements,

       * a decrease of $18,420,864 for the change in fair value of derivative liabilities,

       * an increase of $273,830 of impairment expense for the one-time write down of the entire remaining balance of customer lists and goodwill attributable to the Ayer Beverage acquisition and an increase of $890,000 of impairment expense for the write down of the value of customer lists and goodwill attributable to Beverage Network of Maryland, Inc,

       * an increase in accounts receivable of $271,461 primarily due to a shortage of working capital to purchase inventory of third party brands.

       * a decrease in inventory of $118,481 primarily due a shortage of working capital to purchase inventory ,

       * an decrease of current and non-current assets of $145,091 primarily due to an increase in prepaid expenses in Beverage Network of Maryland,

       *      a decrease in accounts payable of $40,162,

       * an increase of $281,380 in accrued expenses which relates to salary accruals for officers due to a shortage of working capital and

       * a decrease of $137,011 in other current and non-current liabilities which represents a decrease in tenant security deposits for sub-leased space at our Maryland distribution center; a decrease in bottle deposits .

       * Net cash used in investing activities for fiscal year 2005 was $19,009 as compared to $715,688 for fiscal 2004. Of the change, $734,697, the amount of $101,804 reflects additions of property and equipment only. Most of the remaining balance , $659,503 reflects the payments for the purchase of Ayer Beverage, Maui Juice brand and Master Distributors, net of cash acquired, during fiscal 2004 for which there were no comparable transactions in fiscal year 2005.

       * Net cash provided by financing activities for fiscal year 2005 was $2,957,794 as compared to $4,282,588 for fiscal year 2004. This difference includes:

       *      an increase of 606,234 in capitalized funding costs,

       *      an increase in proceeds from non-related party loans of $699,416,

       *      a decrease in repayments of non-related party loans of $1,033,888,

       * a net increase in the restricted portion of loan proceeds and disbursements of $905,542,

       *      a decrease in proceeds of related party notes of $32,500,

       *      a decrease in repayments of related party notes of $70,960,

       * a decrease in proceeds from the sale of common stock, net of offering costs of $1,235,866

       * a decrease of $2,160,000 from the sale of preferred stock. During the twelve months ended December 31, 2004 we closed both the sale of the $3,000,000 principal amount secured convertible note to Laurus Master Fund, Ltd. and the sale of shares of our Series B Convertible Preferred Stock to provide working capital for our company. We did record similar transactions during the six months ended September 30, 2005, instead relying upon the sale of short term notes as described later in this section under Recent Financing Transactions.

       On September 12, 2005 we received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. These notes were due and payable by us on September 1, 2005. As collateral for these notes Theodore Farnsworth, our CEO, pledged 100,000 shares of our common stock owned by him. The note holders are demanding payment of $328,813.50. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. The default under this note has created another event of default under the Secured Convertible Term Note due Laurus Master Fund, Ltd. as well as under the unsecured promissory notes in the principal amount of $3,019,500. On September 29, 2005 we received a notice of default from Morris Stodard and Master Distributors, Inc. under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc. as well as under an employment agreement with Mr. Stodard. The note holder is demanding payment of $517,735 which he asserts is the amount of outstanding principal and interest due under the note, as well as amounts due under the employment agreement. The default under this note has created another event of default under the Secured Convertible Term Note due Laurus Master Fund, Ltd. as well as under the unsecured promissory notes in the principal amount of $3,019,500. The defaults were waived by Laurus Master Fund, L.P. in connection with the restructure of our obligations to them in April 2006.

       We do not generate sufficient profit to pay our operating expenses. We have historically relied on funds from financing transactions to provide capital to pay our expenses and the terms of these transactions have resulted in significant non-cash expense to us during fiscal 2005 and fiscal 2004. In addition, the swap transaction entered into with Cognet Capital which is described below may never result in any capital for us notwithstanding the issuance of shares of our common stock which represented approximately 75% of our issued and outstanding common stock.

       At December 31, 2005 we had cash on hand of approximately $94,000 and a working capital deficit of approximately $15 million. In addition to the foregoing, we have past due obligations and judgments of approximately $894,000. We restructured our secured promissory note to Laurus Master Fund, L.P. in April 2006, but this restructure only resulted in additional available working capital to us of approximately $259,000. In order to sustain our operations and grow our company we will be required to raise significant additional capital. We do not presently have any firm commitments for any additional capital and our financial condition may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business in which event investors could lose their entire investment in our company.

Swap transaction

       In June 2005 we entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which we issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. The price per common share was based on a discount of 20% from the closing price of the common stock on May 26, 2005. The U.S. government bonds were issued at current market value. In conjunction with this transaction, our company and Cogent Capital Corp. entered into an escrow agreement with the investors pursuant to which an aggregate of 15,789,472 shares of our common stock, as well as the $15,000,000 of U.S. government bonds, were deposited in escrow. The common shares provided to the investors in exchange for the bonds were issued pursuant to an exemption from registration under the Securities Act of 1933 by virtue of Section 4(2) of that Act.

       In conjunction with this investment, we entered into an escrow agreement with Cogent Capital and the investors under which the 15,789,472 shares, as well as the bonds, were deposited with the designated escrow agent. In addition, we entered into the following agreements with Cogent Capital:

       o 2002 Master Agreement conforming to the form of the International Swaps and Derivatives Association, Inc.;

       o Credit Support Annex to the Master Agreement consistent with the ISDA form;

       o      Equity swap transaction letter of agreement; and

       o      Equity option transaction letter of agreement.

       Under the terms of the equity swap, the 15,789,472 common shares and the bonds are maintained in escrow until the earlier of 42 months or such time as all of these shares are covered by an effective registration statement filed with the SEC. We, however, are not obligated to register the common shares. In addition, we can unilaterally terminate the agreement by exercising the call option for the common shares in escrow.

       At such time as we complete a registration statement covering the 19,736,848 shares of our common stock or the common shares have satisfied the holding period under Rule 144(k) at June 10, 2007, whichever date occurs first, we will have the right on a quarterly basis to have $2,500,000 in value of bonds released from the escrow account. To the extent that the closing price of the common shares averaged over the last 10 trading days of each quarter annual period does not equal or exceed $0.95 per share, we will be required to transfer to Cogent Capital Group an amount equal to 1/6 of the sum represented by 15,789,472 multiplied by $0.95 less the price of the common shares averaged over the last 10 days of each quarter annual period. Any amount exceeding $0.95 per share would be paid directly to us using the formula 1/6 of the price of the common shares averaged over the last 10 days of each quarter annual period less $0.95 multiplied by 15,789,472. We also have the right pursuant to a call option to acquire our common shares in escrow on June 10, 2007 at a price equal to their fair market value at exercise of the option. Cogent Capital Corp. would remain collateralized on the equity swap by the bonds up to $15,000,000. During the period of the escrow, Cogent Capital Corp. will also receive interest on the amount of $15,000,000 at a rate equal to LIBOR +125 basis points, payable monthly. As the escrowed bonds are released to us, the amount upon which that we are paying interest reduces by a commensurate amount.

       As an initial entrance amount in the equity swap transaction, Cogent Capital Corp. has received a payment of $300,000 and 1,381,579 shares of our common stock, which are subject to certain demand and piggyback registration rights, subject to deferral under certain conditions.

       As a result of the issuance of the above securities, we were required to make adjustments in the conversion and exercise prices of common shares underlying various securities issued to investors in previous transactions based upon an adjusted price of $0.76 per share. While this transaction has not generated any cash proceeds to us at this time, we believe that we may begin receiving the financial benefit of this transaction in future periods.

       On December 23, 2005, we sold a secured term note to Broadlawn Master Fund Ltd. in the amount of $100,000. The note had a maturity date of February 28, 2006 on which date the principal and an interest payment of $10,000 become due and payable. The note was secured with 250,000 shares of our common stock, we also issued a grant of 50,000 shares of common stock as an additional consideration to the payee.

       On January 12, 2006, we sold a secured term note to Broadlawn Master Fund Ltd. in the amount of $100,000. The note had a maturity date of March 12, 2006 on which date the principal and an interest payment of $10,000 become due and payable. The note was secured with 250,000 shares of our common stock, we also issued a grant of 75,000 shares of common stock as an additional consideration to the payee.

       On February 2, 2006, we sold a secured term note to Broadlawn Master Fund Ltd. in the amount of $100,000. The note had a maturity date of April 2, 2006 on which date the principal and an interest payment of $10,000 become due and payable. The note was secured with 250,000 shares of our common stock, we also issued a grant of 75,000 shares of common stock as an additional consideration to the payee.

       On February 2, 2006, we sold a secured term note to T2 Capital Management, LLC. in the amount of $50,000. The note had a maturity date of April 2, 2006 on which date the principal and an interest payment of $5,000 become due and payable. The note was secured with 125,000 shares of our common stock, we also issued a grant of 37,500 shares of common stock as an additional consideration to the payee.

       On March 9, 2006, we sold a secured term note to Broadlawn Master Fund Ltd. in the amount of $200,000. The note had a maturity date of May 1, 2006 on which date the principal and an interest payment of $20,000 become due and payable. The note was secured with 1,000,000 shares of our common stock, we also issued a grant of 300,000 shares of common stock as an additional consideration to the payee

       On April 7 , 2006, XStream Beverage Network, Inc. and subsidiaries (the "Company") completed a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands investment fund ("Laurus"), dated as of March 31, 2006, to refinance certain existing obligations with Laurus and to provide the Company with additional financing. The financing was structured through the sale of three promissory notes by the Company; i.e., a secured non-convertible revolving note (the "Revolving Note") in the principal amount of $4,000,000, a secured convertible term note ("Term Note 1") in the principal amount of $2,000,000, and a secured non-convertible term note ("Term Note 2") in the principal amount of $4,000,000. The aggregate principal amount of the Notes is $10,000,000.

       The Revolving Note bears interest at the rate of prime plus 2% but the rate shall not at any time be less than nine percent (9%) and has a term of three years. Funds up to $4,000,000 from this transaction will be made available to the Company in accordance with a formula rate equal to 90% of the Company's eligible accounts receivable and a further amount equivalent to 50% of the Company's eligible inventory, which amounts are subject to periodic adjustment by Laurus during the term of the Revolving Note in accordance with its terms.

       Term Note 1 bears interest at the rate of prime plus 1% but the rate shall not at any time be less than nine percent (9%), has a term of three years and is convertible into shares of the Company's common stock at a fixed conversion price of $0.45 per share. Interest is payable at maturity.

       Term Note 2 bears interest at the rate of prime plus 2% but the rate shall not at any time be less than nine percent (9%) and has a term of three years. Gross proceeds of $2,000,000 were received under this note. The first interest payment is due on May 1, 2006. Amortization of the principal amount will commence on December 1, 2006 with payments of $75,000 due on the first day of each month thereafter until November 1, 2007. From December 1, 2007 through November 1, 2008, monthly principal payments will increase to $137,500 and then to $187,500 from December 1, 2008 until the maturity date, at which time all outstanding balances under Term Note 2 become due and payable.

       The proceeds from Term Note 1 & 2 were disbursed as follows:

       1. $3,486,192.01 to Laurus in satisfaction of all amounts due and payable including principal, interest and penalties, under the terms of a secured convertible term note dated May 14, 2006 issued to Laurus by the Company;
       2.     $227,500 as fees to Laurus;
       3.     $27,000 to Laurus for expenses; and
       4.     $259,307.99 to the Company for working capital.

       We have pledged all of our assets and common stock of our subsidiaries as security for our obligation to Laurus, which continues from the prior term note issued to Laurus. In connection with this financing, we have also agreed to file a Registration Statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon the conversion of the principal, interest and fees related to Term Note 1 within 45 days of the agreement and obtain effectiveness within 90 days thereafter.

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

ITEM 7.      FINANCIAL STATEMENTS

       Our financial statements are contained in pages F-1 through F-40, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       [NONE]


ITEM 8A.     CONTROLS AND PROCEDURES

       Our Chief Executive Officer who also serves as our principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended)as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer who also serves as our principal financial officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

       During the period covered by this report, there have not been any changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls except as set forth below.

       On November 2, the Company filed an 8K report with the Securities and Exchange Commission in which the Company made certain disclosures of triggering events that accelerated or increased a direct financial obligation of the Company, which disclosures were not made in a timely manner.

       As a result of the untimely disclosure, the Company determined that there was a deficiency in its internal control over financial reporting as of July 1, 2005. The Company determined that such deficiency did not rise to the level of a material weakness in its control over financial reporting. Our Chief Executive Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures and has concluded that the Company needs the services of a properly qualified and adequately experienced Chief Financial Officer. The Company is actively seeking such services and as an interim measure, has sought the advice of suitably qualified consultants as the need has arisen. However, until such time as a properly qualified Chief Financial Officer is hired, we will continue to have material weaknesses in our internal controls.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

       NAME                      AGE                       POSITION
       ----                      ---                       --------

Theodore Farnsworth               44                Chairman of the Board and
                                                    Chief Executive Officer and
                                                    principal financial officer
Jerry Pearring                    45                President and a director
Barry Willson                     58                Vice Chairman of the Board,
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

       None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

       * understands generally accepted accounting principles and financial statements,

       * is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

       * has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

       *     understands internal controls over financial reporting, and

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

                           SUMMARY COMPENSATION TABLE

                           Annual Compensation                         Long-term compensation
                           -------------------                         ----------------------

                                                              Awards                                  Payouts
                                                              ------                                  -------
Name                                                      Other                   Securities         All other
and                                                       Annual     Restricted   underlying  LTIP    compen-
principal                       Salary       Bonus       Compen-       stock       options/  payouts  sation
position             Year        ($)          ($)       sation ($)     awards      SARs (#)    ($)      ($)
--------             ----        ---          ---       ----------     ------      --------    ---      ---

Ted Farnsworth,      2005     $120,000     $   --       $   --       $   --           --       -0-
Chairman of the      2004     $ 66,320     $   --       $   --       $675,000         --       -0-
                     2003     $115,000     $   --       $   --       $375,000         --       -0-      --
Board (1)            2002     $ 50,000     $   --       $   --       $   --           --       -0-      --

Jerry Pearring,      2005     $118,000     $   --       $   --       $   --           --       -0-
                     2004     $119,946     $   --       $   --       $337,500         --       -0-
President and        2003     $ 63,750     $   --       $   --       $   --           --       -0-      --
CEO(2)

Barry Willson,       2005     $118,000     $   --       $   --       $   --           --       -0-
                     2004     $126,123     $   --       $   --       $337,500         --       -0-
Vice Chariman,       2003     $ 63,750     $   --       $   --       $   --           --       -0-      --
Chief Scientific
Officer (3)

Edward Arioli        2003     $   --       $   --       $   --       $200,000         --        -0-     --
President (4)        2002     $ 25,000     $   --       $   --       $200,000         --        -0-     --
Officer

Steve Haglund        2003     $      0     $   --       $   --       $325,000         --        -0-     --
CEO (5)              2002     $ 50,000     $   --       $   --       $   --           --        -0-     --

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

EMPLOYMENT AGREEMENTS

       Effective February 5, 2004, we entered into Revised Employment Agreements with each of Messrs. Theodore Farnsworth, Jerry Pearring and Barry Willson, our executive officers and members of our Board of Directors. Under the terms of these Revised Employment Agreements, Mr. Farnsworth is to serve as our Chairman of the Board, Mr. Pearring is to serve as our President and CEO and Mr. Willson is to serve as our Vice-Chairman of the Board, Secretary and Treasurer. All other terms and conditions of the Revised Employment Agreements between our company and each of Messrs. Farnsworth, Pearring and Willson are identical and include the following:

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

STOCK OPTION INFORMATION

       The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.

                 Option Grants in Year Ended December 31, 2005
                              (individual grants)

                     NO. OF SECURITIES      % OF TOTAL OPTIONS/SARs
                    UNDERLYING OPTIONS      GRANTED TO EMPLOYEES     EXERCISE    EXPIRATION
     NAME             SARs GRANTED              IN FISCAL YEAR        PRICE         DATE
     ----             ------------              --------------        -----         ----

Theodore Farnsworth          0                       n/a                n/a          n/a

Jerry Pearring               0                       n/a                n/a          n/a

Barry Willson                0                       n/a                n/a          n/a


       The following table sets forth certain information regarding stock options held as of December 31, 2005 by the Named Executive Officers.

           Aggregate Option Exercises in Year Ended December 31, 2005
                           and Year-End Option Values

                                                    NO. OF SECURITIES
                                                  UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                           SHARES                      OPTIONS AT            IN-THE-MONEY  OPTIONS AT
                          ACQUIRED    VALUE       DECEMBER 31, 2005(5)           DECEMBER 31, 2005
                             ON     REALIZED   ---------------------------   --------------------------
NAME                      EXERCISE      $      EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                      --------  --------   -----------   -------------   -----------  -------------

Theodore Farnsworth          0         n/a          0             0              n/a         n/a

Jerry Pearring               0         n/a          0             0              n/a         n/a

Barry Willson                0         n/a          0             0              n/a         n/a

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       At March 31, 2006, there were 35,802,211 shares of our common stock, 200,000 shares of our Series A Cumulative Convertible Voting Preferred Stock and
49.33 shares of Series B Convertible Preferred Stock issued and outstanding.
Our common stock and Series A Cumulative Convertible Voting Preferred Stock are our only classes of our voting securities; the holders of Series B Convertible Preferred Stock have no voting rights except in limited instances in which their rights pursuant to the designations, rights and preferences of the Series B Convertible Preferred Stock could be changed or materially adversely affected. Each share of common stock has one vote per share, and each share of Series A Cumulative Convertible Voting Preferred Stock has five votes per share. The following table sets forth, as of March 15, 2005, information known to us relating to the beneficial ownership of these shares by:

       - each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
       -      each director;
       -      each executive officer; and
       -      all executive officers and directors as a group.

       Unless otherwise indicated, the business address of each person listed is in care of,3511, W. Commercial Bld, Suite 209, Fort Lauderdale, Florida 33309. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 31, 2006 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 31, 2006 have been exercised or converted.

Common Stock

Name of                        Amount and Nature of     Percentage      Percent of
Beneficial Owner               Beneficial Ownership      of Class    Voting Control (1)
----------------               --------------------      --------    ------------------

Theodore Farnsworth (2)               312,773              0.9%           1.5%
Jerry Pearring(4)                     117,500              0.3%           0.5%
Barry Willson                         125,000              0.3%           0.5%
All officers and directors
  as a group (three persons)(2)       552,273              1.5%           2.6%
Laurus Master Fund, Ltd. (3)        1,786,530             4.99%           8.5%

Series A Cumulative Convertible Voting Preferred Stock

Name of                            Amount and Nature of      Percentage       Percent of
Beneficial Owner                   Beneficial Ownership       of Class     Voting Control
----------------                   --------------------       --------     --------------
(1)

Theodore Farnsworth(2)                   200,000                100%           6.3%
Jerry Pearring                                 0                 --            0.5%
Barry Willson                                  0                 --            0.5%
All officers and directors as
   a group (three persons)(2)(14)        200,000                100%           7.3%

*      represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock and shares of our Series A Cumulative Convertible Voting Preferred Stock at March 31, 2006. At March 31, 2006 the holders of our outstanding shares of common stock and Series A Cumulative Convertible Voting Preferred Stock were entitled to an aggregate of 21,012,737 votes at any meeting of our stockholders, which includes 20,012,737votes attributable to the outstanding shares of common stock and 1,000,000 votes attributable to the outstanding shares of Series A Cumulative Convertible Voting Preferred Stock. Each share of Series A Cumulative Convertible Voting Preferred Stock entitles the holder to five votes at any meeting of our stockholders and such shares will vote together with our common stockholders. 15,789,472 shares of common stock that are being held in escrow relating to the Cogent Capital Equity Swap do not have common stock voting rights so long as they remain in escrow.

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

              Under the terms of the secured convertible term note and warrant purchased by Laurus Master Fund, Ltd., these warrants are not exercisable and this note is not convertible to the extent that
              (a) the number of shares of our common stock held by Laurus Master Fund, Ltd. and (b) the number of shares of our common stock issuable upon the exercise of the warrants and the conversion of the not would result in the beneficial ownership by Laurus Master Fund, Ltd. of more than 4.99% of our then outstanding common stock. Laurus Master Fund, Ltd. may waive these provisions, or increase or decrease that percentage, with respect to the warrants and/or the note on 75 day's prior notice to us, or without notice if we are in default under the note. At March 15, 2005 Laurus Master Fund, Ltd. beneficially owns 1,048,536 shares of our common stock underlying the note and warrants which convertible or exercisable, as the case may be, within 60 days. Laurus Capital Management, LLC is the entity that exercises voting and investment power on behalf of Laurus Master Fund, Ltd. Mr. David Grin and Mr. Eugene Grin are the natural persons who exercise voting power over Laurus Capital Management, LLC.


       (4) Includes 10,000 shares of our common stock held by Mr. Pearring's minor children.

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

                                    PART IV

ITEM 13.     EXHIBITS

       The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                      DESCRIPTION

2.1 Definitive Agreement and Plan of Reverse Acquisition between Geyser Group, Ltd. and Power Beverage Corp. (1)
3.1    Articles of Incorporation (2)
3.2    Certificate of Amendment to the Articles of Incorporation (2
3.3    Certificate of Amendment to the Articles of Incorporation (2)
3.4    Certificate of Amendment to the Articles of Incorporation (1)
3.5    Certificate of Amendment to the Articles of Incorporation (11)
3.6    Certificate of Amendment to the Articles of Incorporation (11)
3.7    Certificate of Amendment to the Articles of Incorporation (9)
3.8 Certificate of Amendment to the Articles of Incorporation regarding an increase in the number of authorized shares of common stock (13)
4.1    $3,000,000 principal amount secured convertible term note (8)
4.2    Common Stock Purchase Warrant (8)
4.3    Form of Series A Warrant (9)
4.4    Form of Series B Warrant (9)
4.5    Form of $0.76 common stock purchase warrant (11)
4.6    Form of unsecured subordinated 12% convertible promissory note (11)
4.7    Form of bridge loan promissory note (14)
4.8    Form of cashless warrant (14)
4.9    $2,000,000 principal amount secured convertible term note (16)
4.10   $4,000,000 principal amount secured non-convertible term note (16)
4.11 $4,000,000 principal amount secured revolving non-convertible term note (16)
10.1   2002 Stock Option Plan (3)
10.2 Employment Agreement between the Company and Theodore Farnsworth dated as of February 1, 2002 (3)
10.3   Promissory Note with EDA Family Limited Partnership (3)
10.4 Stock Exchange Agreement between Xstream Beverage Group, Inc. and the shareholders of Total Beverage Network, Inc. (4)
10.5 Purchase and Sale Agreement between Total Beverage Network, Inc. and Universal Florida Beverage Distributors, Inc. (4)
10.6 Asset Purchase and Sale Agreement between Beverage Network of Connecticut and Finish-Line Distributors, Inc. (5)
10.7 Consulting Agreement between Steve Haglund and Xstream Beverage Group, Inc. (5)
10.8 Consulting Agreement between Edward Arioli and Xstream Beverage Group, Inc. (5)
10.9 Asset Purchase Agreement dated March 1, 2004, by and among Beverage Network of Hawaii and Pacific Rim Natural Juice Company, Inc.(6)
10.10 Assignment of Trademark entered into between Xstream Brands, Inc. and The Maui Juice Company Inc. (6)
10.11 Business Consulting Agreement between Beverage Network of Hawaii, Inc. and Larry Lassek (6)
10.12 Assignment of Trademark entered into Between Xstream Brands, Inc. and Squeeze Beverage, Inc. (6)
10.13 Employment Agreement entered into between Xstream Beverage Group, Inc. and Theodore Farnsworth dated February 5, 2004 (6)
10.14 Employment Agreement entered into between Xstream Beverage Group, Inc. and Barry Willson dated February 5, 2004 (6)
10.15 Employment Agreement entered into between Xstream Beverage Group, Inc. and Jerry Pearring dated February 5, 2004 (6)
10.16 Asset Purchase Agreement dated March 15, 2004, by and among Beverage Network of Massachusetts, Inc. and Ayer Beverages, Inc. (7)
10.17 Securities Purchase Agreement dated May 14, 2004 between Xstream Beverage Group, Inc. and Laurus Master Fund, Ltd. (8)
10.18  Master Security Agreement (8)
10.19  Registration Rights Agreement (8)
10.20  Subsidiary Guaranty (8)
10.21  Grant of Security Interest in Patents and Trademarks (8)
10.22  Stock Pledge Agreement (8)
10.23  Funds Escrow Agreement (8)
10.24  Restricted Account Side Letter (8)
10.25  Restricted Account Agreement (8)
10.26  Lease for principal executive offices (11)
10.27  Letter agreement dated January 8, 2005 with Master Distributors, Inc.(11)

10.28 Distributorship Agreement between Master Distributors, Inc. and Welch Foods, Inc.(11)
10.29 Distribution Agreement between Master Distributors, Inc. and Tazo Tea Company (11)
10.30 Distribution Agreement between Master Distributors, Inc. and Hansen Beverage Company dated August 16, 2004 (11)
10.31  Form of Amended and Restated Escrow Agreement (12)
10.32  Form of ISDA 2002 Master Agreement (12)
10.33  Form of ISDA Credit Support Annex (11)
10.34 Form of letter agreement with Cogent Capital regarding equity option transaction (11)
10.35 Form of letter agreement with Cogent Capital regarding equity swap transaction (11)
10.36 Form of Escrow Agreement with Cogent Capital and Investors Bank & Trust Company (11)
10.37  Form of Registration Rights Agreement with Cogent Capital (11)
10.38  Form of Placement Agency Agreement with Maxim Group (10)**
10.39  Beverage Network of Hawaii lease agreement (14)
10.40  Form of Financial Advisory Agreement with Maxim Group (14)
10.41  Form of Amendment No. 1 to the Financial Advisory Agreement with Maxim
       Group
10.42  Form of Amendment No. 2 to the Financial Advisory Agreement with Maxim
       Group
10.43  Security and Purchase Agreement (16)
10.44  Registration Rights Agreement
10.45  Stock Pledge Agreement (16)
10.46  Grant of Security Interest in Patents and Trademarks (16)
10.47  Reaffirmation and Ratification Agreement and Amendment (16)
14.1   Code of Ethics and Business Conduct*
21     Subsidiaries of the registrant *
31.1   Section 302 Certificate of Chief Executive Officer *
31.2   Section 302 Certificate of principal financial officer *
32.1 Section 906 Certificate of Chief Executive Officer and principal financial officer*

*      filed herewith

(1) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on October 17, 2001.
(2) Incorporated by reference to the registrant's Annual Report on Form 10-KSB as filed with the SEC on October 27, 1999.
(3) Incorporated by reference to the registrant's Annual Report on Form 10-KSB as filed with the SEC on May 15, 2002.
(4) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on May 6, 2003.
(5) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on June 16, 2003.
(6) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on March 10, 2004.
(7) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on March 30, 2004.
(8) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on May 25, 2004.
(9) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on August 5, 2004.
(10) Incorporated by reference to the registrant's registration statement on Form SB-@ SEC file number 333-A9403, as amended.
(11) Incorporated by reference to the registrant's registration statement on Form SB-2, SEC file number 333-119403, as amended.
(12) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on July 7, 2005.
(13) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on July 8, 2005.
(14) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on October 3, 2005.
(15) Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2005.
(16) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on April 14, 2006.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

       Salberg & Company, P.A. served as our independent registered public accounting firm for f the first three quarters of fiscal 2004. Sherb & Co., LLP was engaged on December 22, 2004 to serve as our independent registered public accounting firm for fiscal 2004 and fiscal 2005. The following table shows the fees that we paid or accrued for the audit and other services provided by Salberg & Company, P.A. and Sherb & Co., LLP for the 2004 and 2005 fiscal years, respectively.

                                       Fiscal 2004        Fiscal 2005
                                       -----------        -----------

Audit Fees                              $ 80,347            $ 62,000
Audit-Related Fees                             0            $ 22,500
Tax Fees                                  57,125            $ 16,442
All Other Fees                            95,568                   0
                                          ------            --------
       Total                            $233,040            $100,942
                                        ========            ========

       Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

       Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

       Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

       All Other Fees - This category consists of fees for audits of Finish-Line Distributors, Ayer Beverages and Master Distributors and for other miscellaneous items.

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

Dated: April 24, 2006                         XSTREAM BEVERAGE GROUP, INC.

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


       Signature                    Title                           Date
       ---------                    -----                           ----

/s/ Theodore Farnsworth       Chairman and CEO,                April 24, 2006
------------------------      principal executive officer
Theodore Farnsworth           and principal financial officer


/s/ Jerry Pearring            President and                    April 24, 2006
------------------------      director
Jerry Pearring

/s/ Barry Willson             Vice Chairman and                April 24, 2006
------------------------      Chief Scientific Officer
Barry Willson

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

   Deficiency                                                              F-5

Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                                 F-7

[HERB & CO., LLP LOGO]
                                         1900 NW Corporate Blvd., Suite 210 East
                                                      Boca Raton, Florida 33431
                                                               Tel. 561-886-4200
                                                               Fax. 561-886-3330

                               e-mail:info@sherbcpa.com

                                                 Offices in New York and Florida

------------------------------------------------------------------------------
Certified Public Accountants

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Xstream Beverage Network, Inc.

We have audited the accompanying consolidated balance sheet of Xstream Beverage Network, Inc.

 and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xstream Beverage Network, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses, accumulated deficit and working capital deficit of $1,953,694, $33,845,843 and $15,353,740 respectively, for the year ended December 31, 2005. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/Sherb & Co., LLP
                                                    Certified Public Accountants

Boca Raton, Florida
April 12, 2006

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                         December 31,
                                                                                             2005
                                                                                         ------------
ASSETS

      Current Assets:
          Cash                                                                           $     93,744
          Accounts receivable, net of allowance for doubtful                                  464,787
          accounts of $142,297
          Other receivables                                                                    94,283
          Inventory                                                                           737,765
          Prepaid expenses                                                                     64,689
                                                                                         ------------
              Total current assets                                                          1,455,268
                                                                                         ------------
      Property and equipment                                                                  380,163
      Less: Accumulated depreciation                                                         (144,453)
                                                                                         ------------
      Property and equipment, net                                                             235,710
                                                                                         ------------
      Other Assets:

          Capitalized Funding Costs, net of accumulated amortization of $2,056,660          2,676,663
          Trademarks                                                                          303,017
          Customer lists, net of accumulated amortization of $606,033                       1,405,557
          Goodwill                                                                            892,315
          Other assets                                                                         56,483
                                                                                         ------------
              Total Other Assets                                                            5,334,035
                                                                                         ------------
Total Assets                                                                             $  7,025,013
                                                                                         ============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
      Liabilities:
          Current Liabilities:

              Notes payable                                                              $    340,893
              Loans payable - related party                                                    50,355
              Convertible term loan, net of discount of $1,700,604                          2,191,792
              Current portion of long term debt, net of discount of $1,375,000              3,552,311
              Accounts payable                                                              1,629,439
              Overdraft liability                                                              16,153
              Accrued expenses                                                              3,354,768
              Dividends payable                                                                21,006
              Derviative Liability                                                          5,615,541
              Other current liabilities                                                        36,750
                                                                                         ------------
                  Total Current Liabilities                                                16,809,008
                                                                                         ------------
          Long Term Liabilities:
              Long term notes                                                                 142,042
              Preferred Series B ($0.001 par value, 59 Shares issued and outstanding),
              net of discount of $1,081,715                                                 1,078,285
                                                                                         ------------
                  Total long term liabilities                                               1,220,327

                                                                                         ------------
                  Total Liabilities                                                        18,029,335
                                                                                         ------------
      Stockholders' Deficiency
          Preferred Stock, $0.001 par value,
              Series A, 200,000 shares issued and outstanding                                     200
          Common Stock, $0.001 par value, 50,000,000 shares authorized,                        28,482
              28,482,057 issued and outstanding
          Additional paid in capital                                                       38,261,441
          Accumulated other comprehensive loss                                             (8,242,104)
          Accumulated deficit                                                             (33,845,843)
          Less: subscription receivable                                                    (6,289,722)
          Less: deferred costs                                                               (916,776)
                                                                                         ------------
                  Total stockholders' deficiency                                          (11,004,322)
                                                                                         ------------
TOTAL LIABILITIES & STOCKHOLDERS'  DEFICIENCY                                            $  7,025,013
                                                                                         ============

          See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            For the Years Ended December 31,
                                                                     2005                                   2004
                                                                                                    RESTATED - NOTE 1 (T)
                                                                 ------------                       ---------------------

Sales                                                            $ 10,226,235                             $  8,583,622

Cost of goods sold                                                  8,442,312                                7,117,088
                                                                 ------------                             ------------
Gross profit                                                        1,783,923                                1,466,534
Expense
    Marketing & selling                                               902,410                                1,103,254
    Compensation                                                    1,894,975                                4,279,046
    Rent                                                              321,670                                  257,378
    Consulting fees                                                 3,807,728                                1,289,783
    Professional fees                                                 372,200                                  429,786
    Bad debt expense                                                  305,595                                   91,488
    Other general & administrative                                  1,379,496                                  975,245
    Impairment expense                                              1,163,830                                       --
                                                                 ------------                             ------------
        Total operating expense                                    10,147,904                                8,425,980
                                                                  ------------                             ------------
Loss from operations                                               (8,363,981)                              (6,959,446)
Other Income/(Expense)
    Other income                                                      255,654                                    5,599
    Interest income                                                     1,526                                   21,532
    Forgiveness of accrued interest on subscription receivable             --                                 (313,072)
    Interest expense                                               (8,016,416)                              (3,397,861)
    Change in fair value of derivative                             14,160,487                               (4,260,337)
    Settlement gain, (loss)                                             8,741                                   63,737
    Other expense                                                      (1,705)                                   6,798
    Gain on disposal of fixed assets                                    2,000                                       --
                                                                 ------------                             ------------
        Total other income/(expense)                                6,410,287                               (7,873,604)
                                                                 ------------                             ------------
Net loss                                                           (1,953,694)                             (14,833,050)
                                                                 ------------                             ------------

Unrealized loss on subscription receivable                       $ (8,242,104)                            $         --
                                                                 ------------                             ------------
Comprehensive loss                                                (10,195,798)                             (14,833,050)
                                                                 ============                             ============
Preferred stock dividends                                            (137,718)                                 (54,909)
                                                                 ------------                             ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                        $ (2,091,412)                            $(14,887,959)
                                                                 ============                             ============

Net Loss per share - Basic and diluted                           $      (0.13)                            $      (6.71)
                                                                 ------------                             ------------

Weighted Average Shares Outstanding -Basic and diluted             16,674,358                                2,219,814
                                                                 ------------                             ------------

          See accompanying notes to consolidated financial statements.

                 Xstream Beverage Network, Inc. and Subsidiaries
                Statement of Changes in Stockholders' Deficiency
                 For the Years Ended December 31, 2005 and 2004

                                           Preferred Stock        Common Stock         Common Stock      Additional
                                         ------------------  ---------------------  ------------------     Paid-in     Accumulated
                                          Shares     Amount    Shares      Amount    Issuable   Amount     Capital       Deficit
                                         --------    ------  ----------    -------  ----------  ------   ------------  ------------
Balance, December 31, 2003                200,000    $  200    1,013,815   $  1,014    70,647   $   70   $ 18,440,558  $(16,866,472)

Common Stock issued for cash                   --        --     646,507         647   154,583      155      1,921,815            --
Preferred Stock issued for cash                43        --          --          --        --       --             --            --
Offering Costs                                 --        --          --          --        --       --       (686,750)           --
Stock issued for settlement                    --        --      16,268          16        --       --         81,322            --
Stock issued for services                      --        --     309,000         309    162,778     163      1,039,317            --
Stock issued for compensation                  --        --     587,098         587         --      --      1,558,448            --
Stock issued for loan fee                      --        --          --         --          --      --             --            --
Stock issued for Offering Costs                --        --          --         --          --      --             --            --
Interest on promissory note
  subscription receivable                      --        --          --         --          --      --             --            --
Cancellation of subscription                   --        --    (213,375)      (213)         --      --     (2,133,537)           --
Stock issued for acquisition                   --        --     169,904        170          --      --        407,599            --
Issuance of shares  previously issuable        --        --     207,158        207    (207,158)   (207)            --            --
Stock issued for debt                          --        --      61,250         61          --      --        146,940            --
Amortization of deferred fees                  --        --          --         --          --      --             --            --
Dividends - Preferred Stock                    --        --          --         --          --      --             --       (54,909)
Net Loss, 2004                                 --        --          --         --          --      --             --   (14,833,050)
                                         --------    ------  ----------    -------  ----------  ------   ------------  ------------
Balance, December 31, 2004                200,043       200   2,797,625      2,798     180,850     181     20,775,712   (31,754,431)
                                         --------    ------  ----------    -------  ----------  ------   ------------  ------------
Stock issued for services                      10        --   4,269,057      4,269          --      --      3,084,341            --
Stock issued for loan fee                      --        --     541,950        542          --      --        539,929            --
Stock issued as pledge of collateral           --        --     350,000        350          --      --           (350)           --
Issuance of shares  previously issuable        --        --     180,850        181    (180,850)   (181)            --            --
Stock issued for Preferred
  Series B Conversion                          (5)       --     343,421        343          --      --           (343)           --
Stock issued for Dividends &
  Liquididated Damages                         11        --          --         --          --      --        528,845            --
Stock cancelled & returned to Treasury         --        --      (1,000)        (1)         --      --              1            --
Stock issued for Cogent Equity Swap            --        --  19,736,848     19,737          --      --     14,980,263            --
Stock issued for Exercise of Warrants          --        --     263,306        263          --      --           (263)           --
Discount on Cogent Equity Swap                 --        --          --         --          --      --       (468,174)           --
Expenses on Cogent Transaction                 --        --          --         --          --      --     (1,178,520)           --
Amortization of deferred fees                  --        --          --         --          --      --             --            --
Dividends-Preferred Stock                      --        --          --         --          --      --             --      (137,718)
Accumulated other comprehensive loss           --        --          --         --          --      --             --            --
Net Loss, 2005                                 --        --          --         --          --      --             --    (1,953,694)
                                         --------    ------  ----------    -------  ----------  ------   ------------  ------------
Balance, December 31, 2005                200,059    $  200  28,482,057    $28,482   $      --  $   --   $ 38,261,441  $(33,845,843)
                                         --------    ------  ----------    -------  ----------  ------   ------------  ------------


[RESTUBBED TABLE]

                                                                                                Subscription
                                     Comprehensive     Deferred      Deferred      Deferred    Promissory Note
                                         Loss         Consulting   Compensation      Fees        Receivable         Total
                                     ------------    -----------   -----------    -----------    ------------    ------------
Balance, December 31, 2003                     --     $  (75,750)         --    $  (375,000)   $ (2,432,792)   $ (1,308,172)

Common Stock issued for cash                   --             --          --             --              --       1,922,617
Preferred Stock issued for cash                --             --          --             --              --              --
Offering Costs                                 --             --          --             --              --        (686,750)
Stock issued for settlement                    --             --          --             --              --          81,338
Stock issued for services                      --       (875,507)         --             --              --         164,282
Stock issued for compensation                  --             --     (34,500)            --              --       1,524,535
Stock issued for loan fee                      --             --          --             --              --              --
Stock issued for Offering Costs                --             --          --             --              --              --
Interest on promissory note
  subscription receivable                      --             --          --             --         (14,030)        (14,030)
Cancellation of subscription                   --             --          --             --       2,446,822         313,072
Stock issued for acquisition                   --             --          --             --              --         407,769
Issuance of shares  previously issuable        --             --          --             --              --              --
Stock issued for debt                          --             --          --             --              --         147,001
Amortization of deferred fees                  --        531,257      34,500        375,000              --         940,757
Dividends - Preferred Stock                    --             --          --             --              --         (54,909)
Net Loss, 2004                                 --             --          --             --              --     (14,833,050)
                                     ------------    -----------     -------    -----------    ------------    ------------
Balance, December 31, 2004                     --       (420,000)         --             --              --     (11,395,540)
                                     ------------    -----------     -------    -----------    ------------    ------------

Stock issued for services                      --     (1,973,707)         --             --              --       1,114,903
Stock issued for loan fee                      --             --          --       (343,073)             --         197,398
Stock issued as pledge of collateral           --             --          --             --              --              --
Issuance of shares  previously issuable        --             --          --             --              --              --
Stock issued for Preferred
  Series B Conversion                          --             --          --             --              --              --
Stock issued for Dividends &
  Liquididated Damages                         --             --          --             --              --         528,845
Stock cancelled & returned to Treasury         --             --          --             --              --              --
Stock issued for Cogent Equity Swap            --             --          --             --     (15,000,000)             --
Stock issued for Exercise of Warrants          --             --          --             --              --              --
Discount on Cogent Equity Swap                 --             --          --             --         468,174              --
Expenses on Cogent Transaction                 --             --          --             --              --      (1,178,520)
Amortization of deferred fees                  --      1,631,167          --        188,837              --       1,820,004
Dividends-Preferred Stock                      --             --          --             --              --        (137,718)
Accumulated other comprehensive loss   (8,242,104)            --          --             --       8,242,104              --
Net Loss, 2005                                 --             --          --             --              --      (1,063,694)
                                     ------------    -----------     -------    -----------    ------------    ------------
Balance, December 31, 2005           $ (8,242,104)   $  (762,540)         --    $  (154,236)   $ (6,289,722)   $(10,114,322)
                                     ------------    -----------     -------    -----------    ------------    ------------

           See accompanying notes to consolidated financial statements

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                              2005           2004
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                 $ (1,953,694)    (14,833,050)

Adjustments to reconcile net cash and operations:

Bad debt                                                                      305,595          91,488
Depreciation                                                                   92,477          43,537
Amortization of deferred consulting and compensation                        1,820,004         565,757
Amortization of debt discount to interest expense                           3,666,543         942,142
Amortization of intangibles                                                   424,485         227,112
Liquidated damages for failure to timely file registration statement        1,314,000         124,200
Amortization of capitalized funding Costs                                   1,475,870         580,790
Default premium - Laurus Master Fund                                          166,821              --
Loss on conversion of debt                                                         --          23,921
Stock based settlement gain/loss                                                   --          (3,000)
Stock based loan fee                                                          197,398         375,000
Other interest                                                                     --           1,101
Interest income on subscription receivable                                         --         299,041
Stock based services                                                        1,114,903       1,688,818
Fair value of derivative liabilities - services                             1,031,922       1,916,514
Change in fair value of derivative liability                              (14,160,487)      4,260,377
Impairment of intangibles                                                   1,163,830              --

Changes in operating assets and liabilities:

Accounts receivable                                                           192,419         (79,042)
Inventory                                                                      87,658         206,139
Other current and non-current assets                                         (130,758)        (42,299)
Accounts payable                                                              (73,489)       (113,651)
Accrued expenses                                                              413,983         132,603
Other current and non-current liabilities                                     (78,847)         58,164
                                                                         ------------    ------------

Net cash used in operating activities                                      (2,929,367)     (3,534,338)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property and equipment                                         (19,009)        (82,795)
Decrease  in other non-current assets                                              --          26,610
Payment for purchase of Ayer Beverage, net of cash acquired                        --        (100,000)
Payment for purchase of Maui Juice Brand, net of cash acquired                     --         (25,000)
Payment for purchase of Pacific Rim, net of cash acquired                          --         (15,500)
Payment for purchase of Master Distributors, net of cash acquired                  --        (519,003)
                                                                         ------------    ------------
Net Cash used in investing activities                                         (19,009)       (715,688)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party loans                                                  --          32,500
Repayments of related party loans                                            (136,000)       (206,960)
Proceeds from non-related party loans                                       3,844,500       3,145,084
Repayments of non-related party loans                                        (466,243)     (1,500,131)
Capitalized funding costs                                                    (737,234)       (131,000)
Restricted cash portion of loan proceeds                                           --      (2,451,154)
Disbursement of restricted cash                                               452,771       1,998,383
Proceeds from sales of common stock                                                --       1,922,616
Offering costs                                                                     --        (686,750)
Proceeds from sales of preferred stock                                             --       2,160,000
                                                                         ------------    ------------

Net cash provided by financing activities                                   2,957,794       4,282,588
Net cash increase (decrease)                                                    9,418          32,562
Cash at beginning of year                                                      84,326          51,764
                                                                         ------------    ------------
Cash at end of year                                                      $     93,744    $     84,326
                                                                         ============    ============

                                                                              2005           2004
                                                                         ------------    ------------
Supplemental Disclosure of Cash Flow Information:


Cash paid during the period for:

     Interest paid                                                       $    355,438    $    117,602
     Taxes paid                                                          $         --    $         --


Supplemental Disclosure of Non-cash Investing and
Financing Activities:

Common stock issued for acquisitions                                     $         --    $    407,769
Common stock issued for debt conversion                                  $         --    $    147,001
Common stock issued for debt settlement                                  $         --    $     81,338
Cancellation of common stock for subscription receivable                 $         --    $  2,446,822
Common stock issued for deferred services                                $  1,973,707    $    875,507
Common stock issued for deferred fees                                    $    343,073    $         --
Fair value of common stock issued related to Cogent tansaction           $ 15,000,000    $         --
Accrual for deferred financing fees related to Cogent transaction        $  1,178,520    $         --
Fair value of derivative liabilities associated with debt discount       $  3,606,146    $  5,160,000
Fair value of derivatives associated with deferred financing fees        $    625,568    $  3,239,521
Common stock issued for deferred compensation                            $         --    $     34,500
Preferred stock issued for payment of dividends and liquidated damages   $    528,845    $         --
Dividends - preferred stock                                              $    137,718    $     54,909
                                                                         ------------    ------------
                                                                           23,393,577      12,447,367
                                                                         ============    ============

          See accompanying notes to consolidated financial statements.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-------------------------------------------------------------------

         (A) ORGANIZATION AND NATURE OF BUSINESS
         ---------------------------------------

         Xstream Beverage Network, Inc. (XStream) is an operating brand development and distribution company and completed the first five acquisitions anticipated in its business strategy as follows:

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

         (D) ACCOUNTS RECEIVABLE
         -----------------------

         Accounts receivable result from the sale of the Company's products and is reported at anticipated realizable value. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience. Accounts receivable is considered past due if payment has not been received from the customer within thirty days and management reviews the customer accounts on a routine basis to determine if an account should be reserved.

         (E) PROPERTY AND EQUIPMENT
         --------------------------

         Property and equipment are stated at cost, and depreciation is computed using the straight line method over the estimated economic useful life of 5 years. Leasehold improvements are amortized using the straight-line method over the lease term. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

         (F) GOODWILL, TRADEMARKS AND OTHER INTANGIBLES
         ----------------------------------------------

         Acquired goodwill is considered to have an indefinite life pursuant to Statement of Financial Accounting Standards No. SFAS 142, "Goodwill and Other Intangible Assets," and accordingly is not amortized but subject to periodic impairment tests. Acquired customer lists are considered to have a finite life, pursuant to SFAS 142, to be amortized over the period the asset is expected to contribute to the future cash flows. XStream expects the period to be five years. The customer lists will also be subject to periodic impairment tests. Acquired trademarks are

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         considered to have an infinite life but will be subject to impairment analysis on an annual basis. In accordance with SFAS No. 142, the Company is required to evaluate the carrying value of its intangible assets (goodwill, trademarks and customer lists) subsequent to their acquisition. Between April 2003 and through December 31, 2004, the Company acquired five beverage distribution companies together with a natural juice company and certain intellectual property rights related to other new age beverage names. The Company's intangible assets, including goodwill, trademarks and customers lists, were acquired in these acquisitions.

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

         The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model. In accordance with SFAS 123, for options issued to employees, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plan and options granted to employees outside of the plan. Had compensation cost for options granted under the employment agreements been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123. There were no stock options granted to employees during 2004 and 2005

                                                                      2005          2004
                                                                   -----------    -----------
         Net loss                                    As reported   $(1,953,694)  $(14,833,050)
         Add: Stock-based employee compensation
         expense included in reported
         net loss, net of related tax effects                      $        --   $         --
         Deduct: Total stock based employee
         compensation expense determined under fair
         value based method for all awards, (5) 1 net
         of related tax effects                                    $        --   $         --
                                                     Pro forma     $(1,953,694)  $(14,833,050)

         Net loss per share - basic and diluted      As reported   $      (.13)  $      (6.71)
                                                     Pro forma     $      (.13)  $      (6.71)

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         (J) REVENUE RECOGNITION
         ----------------------

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

         (K) SHIPPING AND HANDLING COSTS
         -------------------------------

         The Company follows the guidance of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". The Company's shipping costs of $1,069,892 and $734,471 for the years ending December 31, 2005 and 2004, respectively, and are included in costs of goods sold.

         (L) INCOME TAXES
         ----------------

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period, which includes the enactment date.

         (M) FAIR VALUE OF FINANCIAL INSTRUMENTS
         ---------------------------------------

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, convertible term loans and notes, derivative liability and other current asset and liabilities approximate fair value due to the relatively short period to maturity for these instruments.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         (N) REVERSE STOCK SPLIT
         -----------------------

         On July 19, 2004, the Company affected a one-for-twenty reverse stock split. All references in the consolidated financial statements to shares, share prices and per share amounts have been adjusted retroactively for the one-for-twenty reverse stock split.

         (O) RESTRICTED CASH
         -------------------

         In conjunction with the sale in May 2004 to Laurus Master Fund, Ltd. of a $3,000,000 principal amount secured convertible term note, the Company has agreed to initially place $2,855,000 of the proceeds of the secured convertible term note into a restrictive account controlled by Laurus Master Fund, Ltd. The funds held in the restricted account are controlled by Laurus Master Fund, Ltd. until the Company consummates one or more acquisitions which will be subject to the approval of Laurus Master Fund, Ltd. or until all of the outstanding principal amount of the secured convertible term note is converted into shares of the Company's common stock. Of this amount, approximately $2,558,185 has been released for working capital purposes and to close acquisitions (See Note 17 - Current Portion, Long Term Debt).

         (P) DERIVATIVE INSTRUMENTS
         --------------------------

         The Company accounts for its liquidated damages pursuant to Emerging Issue Task Force ("EITF ")05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, the liquidated damages paid in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively.

         (Q) GOING CONCERN
         -----------------

         As reflected in the accompanying consolidated financial statements, the Company, has a net loss in 2005 of $1,953,694, cash used in operations in 2005 of $2,929,367 and an accumulated deficit of $33,845,843 at December 31, 2005, stockholders' deficiency of $10,114,322 and a working capital deficit of $15,353,740 at December 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital and is continuing its acquisition plan. The Company believes that these actions provide the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         (R) RECENT ACCOUNTING PRONOUNCEMENTS
         ------------------------------------

         In November 2004, the Financial Accounting Standards Board issued Statement No. 151 (SFAS 151), Inventory costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company currently believes that the adoption of SFAS 151 will not have a material impact on its financial position, results of operations and cash flows.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No.
         25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS 123R will have a material impact on its results of operations. We are evaluating the requirements of SFAS No. 123(R) and SAB 107 to assess what impact its adoption will have on our financial position, results of operations and cash flows. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.

         In May 2005, the Financial Accounting Standard Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

         In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our financial statements.

         In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS
         150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

         (S) RECLASSIFICATION
         --------------------

         Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on the reported net loss.

         (T) RESTATEMENT OF 2004
         -----------------------

         There were adjustments to the 2004 statement of operations attributable to SFAS 133 and EITF 00-19. The adjustments were as follows:

                  (A) Consulting Fees: Increased from $1,081,589 to $1,289,783, or $208,194.

                  (B) Professional Fees: Increased from $402,494 to $429,786, or $27,292.

                  (C) Interest Expense: Increased from $1,834,813 to $3,397,861, or $1,563,048. $781,421 was attributable to reclassifications of derivatives.

                           $781,627 was due to a reclassification from Loan and Loan Guarantee Fees to conform with the 2005 statement presentation.

                  (D)      Dividends: Decreased from $533,922 to $54,909, or
                           $479,013.

                  (E) Change in FV of derivatives: Increased of $4,260,337 in relation to derivative liabilities.

         (U) RISKS AND UNCERTAINTIES:
         ---------------------------

         The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During 2005, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

NOTE 2 - NET LOSS PER COMMON SHARE:
-----------------------------------

         Basic net income (loss) per common share (Basic EPS) does not include common stock equivalents and is computed by dividing net income (loss) available to common stock- holders by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of XStream. For the twelve months ended December 31, 2005 and 2004, the diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was antidilutive. The total outstanding warrants which have been excluded from the calculation of loss per share, were 9,957,548 and 4,030,904 at December 31, 2005 and 2004, respectively. In addition the Company has Series A Cumulative Convertible Preferred Stock that could convert into 200,000 and 200,000 shares of common stock and Series B Convertible Preferred Stock that could convert into 3,853,586 and 1,440,000 shares of common stock at December 31, 2005 and 2004, respectively. The Company also has Preferred Series B dividends that could convert to 27,640 shares and 36,606 shares of common stock as of December 31, 2005 and 2004, respectively. The Preferred Series B stockholders also have accrued liquidated damages for the failure to file the SB-2 registration statement. These could convert to 119,706 shares and 55,200 shares of common stock as of December 31, 2005 and 2004, respectively. The Company has convertible notes that could convert into 396,792 and 353,181 shares of common stock as a result of the Master Distributors acquisition; 4,594,077 and 3,646,520 shares of common stock as a result of the Laurus Secured Note (see Note 17 - Current Portion, Long Term Debt) and 4,167,766 shares as a result of the term notes (see Note 16 - Convertible Term Loan) at December 31, 2005 to which there was no comparable figure in 2004. The potential dilutive effects of the convertible preferred stock, dividends, liquidated damages and convertible notes have been excluded from the calculation of net loss per common share.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


NOTE 3 - ACQUISITIONS:
----------------------

         Squeeze Transaction - On January 14, 2004, a wholly owned subsidiary, XStream Brands, Inc., a Florida Corporation, entered into an Assignment of Trademark with Squeeze Beverage, Inc., for the assignment of all of Xstream Brand's rights and interests in the Mark "SQUEEZE" for carbonated flavored soft drinks and seltzer water, including all variations thereof such as spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. The Company delivered 20,000 shares of its restricted common stock to Squeeze Beverages, Inc. in exchange for the assignment of the trademark. Based upon the contemporaneous private placement offering price of $2.40 per share the Company valued the acquisition at $48,000.

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

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Ayer Beverage subject to BNMA's performance, the allocation of purchases price is subject to refinement.

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
                                                  ==========

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         The following Pro Forma Combined Financial Statements of Xstream Beverage Network, Inc. ("XBNI"), Total Beverage Network, Inc. ("BNSF"), Beverage Network of Connecticut, Inc. ("BNCT"), Beverage Network of Hawaii, Inc. ("BNHI"), Beverage Network of Massachusetts, Inc. ("BNMA") and Beverage Network of Maryland, Inc. ("BNMD") give effect to the acquisitions of certain assets of Beverage Network of Hawaii, Inc. ("BNHI"), Beverage Network of Massachusetts, Inc. ("BNMA") and Beverage Network of Maryland, Inc. ("BNMD") under the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16, Business Combinations, as if they had occurred on January 1, 2004.

         These pro forma statements are presented for illustrative purposes only. There were no proforma adjustments related to these acquisitions.


                      Twelve Months Ended December 31, 2004

                                                                                                           Proforma
                                  XBNI          BNSF         BNCT         BNHI         BNMA       BNMD     Adjustment     Total
                               -----------   ----------   ----------    ---------    ---------   --------- ----------  -----------
Sales                          $        --   $  320,794   $2,376,704    $ 223,502  $ 1,637,847  $8,223,130  $    --   $ 12,781,977
Cost of Goods                           --      268,020    1,785,600      130,587    1,455,501   5,772,076       --      9,411,784
                               -----------   ----------   ----------    ---------    ---------   ---------   ------    -----------
Gross Profit                            --       52,774      591,104       92,915      182,346   2,451,054       --      3,370,193
Operating Expenses               5,363,826      308,256    1,408,937      395,639      979,520   2,767,818       --     11,223,996
                               -----------   ----------   ----------    ---------    ---------   ---------   ------    -----------

Operating Income, (Loss)        (5,363,826)    (255,482)    (817,833)    (302,724)    (797,174)   (316,764)      --     (7,853,803)

Other Income, (Expense)         (2,126,569)      35,512      (26,524)      45,462        2,305      (2,797)      --     (2,072,611)
                               -----------   ----------   ----------    ---------    ---------   ---------   ------    -----------

Net Income, (Loss)             $(7,490,395)  $(219,970)   $ (844,357)   $(257,262)   $(794,869)  $(319,561)  $   --    $(9,926,414)
                               ===========   =========    ==========    =========    =========   =========   ======    ===========

Net Income, (Loss) per Share   $     (3.37)  $   (0.10)   $    (0.38)   $   (0.12)   $   (0.36)  $   (0.14)  $   --    $     (4.47)
                               ===========   =========    ==========    =========    =========   =========   ======    ===========

NOTE 4 - INVENTORY:
------------------

         Inventories are stated at the lower of cost or market determined in a "first-in, first-out" basis. The Inventory balance consisted of the following:

                                                       December 31, 2005
                                                       -----------------
         Resalable products                               $   704,084
         Proprietary brand raw materials                       33,681
                                                           ----------
         Total:                                            $  737,765
                                                           ==========

NOTE 5 - OTHER RECEIVABLES:
---------------------------

         The Company began conducting business with a distribution partner servicing the Pacific Northwest, in an effort to expand its current distribution channel during fiscal 2005. As a result, the Company purchased raw materials and inventory to initiate the distributor partnership; the balance due from the new distributing partner as of December 31, 2005 is $68,129.

         The remaining balance of $26,154 is comprised of returned checks from current customers and miscellaneous credits with vendors.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


NOTE 6 - OTHER CURRENT ASSETS:
-----------------------------

         The prepaid expense balance consisted of the following:

                                                    December 31, 2005
                                                    ------------------
         Warehouse/Office Supplies                     $    7,070
         Service Contracts                                  8,422
         Rent                                               1,325
         Insurance                                         11,252
         Inventory                                         35,420
         Other                                              1,200
                                                       ----------
         Total:                                        $   64,689
                                                       ==========

NOTE 7 - FIXED ASSETS:
----------------------


         Depreciation expense for the years ended December 31, 2005, and December 31, 2004 was $92,477 and $43,537, respectively.

         Property and equipment at December 31, 2005 is as follows:

                                                 December 31, 2005
                                                 -----------------

         Delivery Trucks                               $  110,199
         Warehouse Equipment                               45,537
         Coolers                                           72,777
         Office Equipment                                  99,947
         Furniture & Fixtures                              14,945
         Leasehold Improvements                            36,758
                                                       ----------
                                                          380,163

         Less: Accumulated depreciation                  (144,453)
                                                       ----------
         Net                                          $   235,710
                                                       ==========

NOTE 8 - CAPITALIZED FUNDING COSTS, NET:
---------------------------------------

         The table below summarizes the balance of capitalized funding costs as of December 31, 2005:

                                                          December 31, 2005
                                                          ------------------
         Capitalized Funding Costs                            $4,733,323

         Accumulated Amortization:                            (2,056,660)
                                                              ----------
                  Total:                                      $2,676,663
                                                              ==========

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         In March 2004, the Company entered into a placement agent agreement to assist with capital raising activities. The Company closed on first of two financing transactions on May 14, 2004 (See Note 17 - Current Portion, Long Term Debt) upon which a placement agent fee was paid according to the terms of the agreement. The Company issued 426,250 common stock purchase warrants, at a fair market value of $1,879,809 (valued using the Black- Scholes model) resulting in capitalized funding costs of $1,879,809 to be amortized over the 36 month term of the financing agreement (See Note 21 - Stockholders' Deficiency and Recapitalization). The Company recorded amortized funding costs of $626,603 and $391,627, respectively, for the twelve months ending December 31, 2005 and 2004. The remaining balance of unamortized funding costs attributable to this transaction is $861,579.

         In connection with the same financing, the Company paid from net proceeds $131,000 in legal and closing costs. The Company recognized amortized funding costs of $43,667 and $27,292, respectively, for twelve months ending December 31, 2005 and 2004. The remaining balance of unamortized funding costs attributable to this transaction is $60,042.

         The Company closed a second financing transaction on July 30, 2004 (See
         Note 19 - Long Term Notes Payable ). The Company issued 423,529 common stock purchase warrants, realizing a fair value of $1,359,712 recorded to capitalized funding costs (valued using the Black-Scholes model); the value is being amortized over the 42 month term of the financing agreement (See Note 21 - Stockholders' Deficiency and Recapitalization). The Company recognized amortized funding costs of $388,489 and $161,871, respectively, for the twelve months ending December 31, 2005 and 2004. The remaining balance of unamort- ized funding costs attributable to this transaction is $809,352.

         In June 2005, the Company entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. To execute the agreement, Cogent was to receive $300,000 as an initiation fee along with $28,500 for legal fees. These costs are being amortized over the 42 month term of the agreement; the Company recognized an expense of $46,891 with a remaining balance of $281,609 as of December 31, 2005. (see Note 18 - Derivative Liability) The Company also issued 394,729 warrants to an investment banker as a placement agent fee. The warrants had a term of five years at an exercise price of $0.76 and were considered to have a fair value of $240,902 (valued using a Black -Scholes Model); an expense of $35,207 with a remaining balance of $205,695 as of December 31, 2005.

         Pursuant to the terms of the Financial Advisory and Investment Banking Agreement executed in April 25, 2005, the Company paid a placement agent fee of $301,950, or 10% of the gross units sold in the debt financing placement along with legal fees and administrative expenses of $106,804. The fees are being amortized over the term of notes which have maturity dates ranging from July 6, 2006 through November 8, 2006. The Company recognized an expense of $168,969 with a remaining balance of $239,785 as of December 31, 2005 (see Note 16 - Convertible Term
         Loan). The agreement also contains a provision whereby the placement agent would be granted warrants to purchase shares of restricted common in consideration of placement agent fees for the same debt financing placement. As of December 31, 2005 the Company has issued 699,253 warrants with an exercise price of $0.76, a term of five years and a fair value of $384,666 (valued using the Black-Scholes model). The Company recognized an expense of $166,065, with a remaining balance of $218,601.

NOTE 9 - TRADEMARKS:
-------------------

         Trademarks consist of the following:

                                                 December 31, 2005

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


NOTE 10 - CUSTOMER LIST:
----------------------

         The table below summarizes the balance of customer lists as of December 31, 2005:

                                                          December 31, 2005
                                                          ------------------
         Beverage Network of Hawaii, Inc. ("BNHI")            $   38,350
         Beverage Network of Maryland, Inc. ("BNMD")           1,973,240
                                                              ----------
                                                               2,011,590

         Accumulated Amortization:                              (606,033)
                                                              ----------
                  Total:                                      $1,405,557
                                                              ==========


         As a result of the acquisitions of the assets of Ayer Beverage, Pacific Rim Natural Juice Company and Master Distributors, Inc., the Company recorded an identifiable intangible asset classified as customer lists. Acquired customer lists are considered to have a finite life pursuant to SFAS No. 142 to be amortized over the period the asset is expected to contribute to the future cash flows. The customer lists are being amortized over a five- year period. The Company evaluates the carrying value of intangible assets as of the fiscal year end for all entities. The Company engaged the services of an independent firm to conduct a valuation of the goodwill for both BNHI, BNMA and BNMD. The reports were conducted as of June 30, 2005 for BNHI and BNMA while the valuation for BNMD was conducted as of September 30, 2005. The independent valuation report for all entities deemed it not necessary to adjust the balances of the customer list as of the balance sheet dates referenced above. Upon completion of a periodic review of the valuation criteria, management determined that the remaining balance of the customer list for BNMA should be written-off as it was deemed indefinitely impaired. This was due to a working capital deficiency preventing this entity from purchasing inventory and generating sales during fiscal 2005. Management does not believe that there have been any events or circumstances that have resulted in the need for a revision to the remaining period of amortization for BNHI or BNMD. The impairment loss allocated to customer lists for the year ended December 31, 2005 is $102,210; amortization expense for the twelve months ending December 31, 2005 and December 31, 2004 is $424,485 and $119,144,
         respectively (See Note 3 - Acquisitions).

NOTE 11 - GOODWILL:
-----------------

         Acquired goodwill is considered to have an indefinite life pursuant to SFAS 142 and accordingly is not amortized but subject to periodic impairment tests. The valuation report for BNMD described in Note 12 determined that the balance of goodwill from the date of acquisition to the valuation date had decreased. The Company recognized impairment expense attributable to the goodwill in the amount of $890,000 for the twelve months ending December 31, 2005. Management conducted a periodic review of the valuation criteria for the balance of acquired goodwill for BNHI, BNMA and BNMD. Upon completion, management determined that it would record a write down amounting to the remaining balance of the acquired goodwill for BNMA, or $171,620, as of December 31, 2005 (See
         Note 3 - Acquisitions).

         The table below summarizes the balance of goodwill as of December 31, 2005:

                                                     December 31, 2005
                                                     ------------------
         Beverage Network of Hawaii, Inc.              $    44,695
         Beverage Network of Maryland, Inc.                847,620
                                                       -----------
                  Total:                               $   892,315
                                                       ===========

         Pursuant to SFAS No. 142, goodwill of a reporting unit is required to be tested for impairment on an annual basis and between annual tests in certain circumstances. Testing for impairment, beyond an annual basis, is required if there is a significant adverse change in the entity carrying the goodwill. Management does not believe that there have been any events or circumstances that have resulted in the need for a revision to the remaining period of amortization for BNHI or BNMD.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


NOTE 12 - OTHER ASSETS:
----------------------

         The balance of other current assets in the amount of $56,483 as of December 31, 2005 was comprised of rental security deposits.

NOTE 13 - ACCRUED EXPENSE-SALARIES, ACCRUED EXPENSE-OTHER:
---------------------------------------------------------

         Effective February 5, 2004, the Company executed revised employment agreements for its Chairman, President, and Vice President stipulating an annual base compensation of $130,000 each. Accrued Compensation reflecting officers, new hires, and acquisitions, for the period ending December 31, 2005 was as follows:

         Accrued Expense-Salaries: Officers/Directors      $  381,593
         Accrued Expense-Salaries: Other                      221,726
         Accrued Expense-Liquidated Damages                 1,080,977
         Accrued Expense-Cogent                             1,150,470
         Accrued Expense-Laurus Penalty                       166,281
         Accrued Expense-Taxes                                344,815
         Accrued Expense-Other                                  8,906
                                                           -----------
                       Total Accrued Expenses:             $3,354,768
                                                           ==========

         The Company has accrued salaries of $381,593, in aggregate, due to the Chairman, President and Vice President. The remaining accrued salaries balance of $221,726 consists of $184,818 of current payroll due to non-officers/directors and $36,908 due to a former employee.

         The Series B preferred shareholders and the Laurus Master Fund, Ltd. have provisions contained within registration rights agreements that stipulate each party is entitled to liquidated damages if the SB-2 registration statement is not effective by a specified date. The Series B preferred offering resulted in gross proceeds of $2,160,000 with liquidated damages accruing at 2% for month 1 (September 2004) and at 1.25% for each month thereafter (October 2004 - December 2005) until the registration is effective. The Company has the option to remit payment of the liquidated damages by issuing more series B preferred stock. The Company issued 7.14 shares of preferred series B shares which converted to a total payment of $357,223 of accrued liquidated damages. The remaining balance of series B preferred liquidated damages is $90,977 as of December 31, 2005.

         The Laurus Master Fund, Ltd. transaction resulted in gross proceeds of $3,000,000 with liquidated damages accruing at 2% per month for not having the SB-2 effective (commencing August 14, 2004). The balance of accrued liquidated damages is $990,000 as of December 31, 2005.

         In June 2005, The Company has entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. Under the terms of the equity swap, the 15,789,472 common shares and the bonds are maintained in escrow until the earlier of 42 months or such time as all of these shares are covered by an effective registration statement filed with the SEC. During the period of the escrow, Cogent Capital Corp. will also receive from the swap agreement, interest on the amount of $15,000,000 at a rate equal to LIBOR +125 basis points, payable monthly. The balance of accrued expenses and interest due to Cogent as of December 31, 2005 is $1,150,470. (See Note 22 - Subscription Receivable)

         Under the terms of the Secured Convertible Term Note issued by us to Laurus Master Fund, Ltd. in May 2004, this judgment constituted an event of default. As security for this note we have granted a security interest to Laurus Master Fund, Ltd. in all of our assets, the obligations under the secured convertible term note have been guaranteed by our subsidiaries, and we have pledged the stock of all of our current and any future subsidiaries acquired by us during the term of the secured convertible term note. As a result of this default, Laurus Master Fund, Ltd. is entitled to 2% default premium in addition to the stated interest rate currently accrued on the remaining balance of the note per month. The accrued interest attributable to the default premium is $166,281 as of December 31, 2005.

         The Company is legally pursuing a former payroll processor, Florida Employer Solutions, Inc. (FES), for restitution in the form of reimbursement of payroll taxes monies that the payroll processor failed to pay on behalf of the Company. The balance due is $344,815 as of December 31, 2005.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


NOTE 14 - DIVIDENDS PAYABLE:
---------------------------

         The Series B Preferred pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of its common stock or additional shares of its Series B Preferred (See note 21 - Stockholder' Equity and Recapitalization).

         The Company issued 3.43 shares of preferred series B shares which converted to the payment of $171,622 of accrued dividends. The dividends payable as of December 31, 2005 and 2004, were $21,006 and $54,909, respectively.

NOTE 15 - LOANS PAYABLE AND LOANS PAYABLE, RELATED PARTY:
--------------------------------------------------------

         In January 2004, an agreement was made to convert a $15,000 third party, non-interest bearing demand note to equity with the common shares valued at the contemporaneous private placement offering price of $2.40 per share. The transaction resulted in the Company recognizing a gain on conversion of $3,000.

         XStream Beverage, Inc. ("XBI"), a principal stockholder of the Company owned by XStream's Chairman, periodically loans money to XStream. In March 2004, the principal shareholder advanced $25,000 to the Company; XStream's loans from XBI are non-interest bearing demand note with no specified term. The balance due was $50,355 at December 31, 2005.

         In October 2004, a shareholder advanced $137,000 to the Company as an interest bearing demand note at 6% per annum with no specified term. The Company repaid the entire balance of the loan as of the twelve months ended December 31, 2005.

         Loans payable at December 31, 2005 were as follows:

         Loans Payable:

         Bank Line of Credit 6% per annum(1)                     $    8,014
         Automotive equipment loan (1)                                  923
         March 2004, interest bearing demand note 8%
          per annum, due June 2004 (loan in arrears) (1)              2,930
         March 2004, non-interest bearing, due April 2005            72,934
          due April, 2005 (loan in arrears) (1)
         July 2004, interest bearing demand note 6%
          per annum, (2) (loan in default)                          156,092
         December 2005, 60 day demand note, due February 2006       100,000
                                                                  ----------
           Total Loans Payable - Other                              340,893

           Loans Payable, Related Party                              50,355
                                                                 ----------
           Total Loans Payable                                   $  391,248
                                                                 ==========

            (1) Resulted from the acquisition of Beverage Network of
                Massachusetts, Inc.("BNMA") (See Note 3 - Acquisitions)

            (2) Resulted from the acquisition of Beverage Network of Maryland,
                Inc. ("BNMD") (See Note 3 - Acquisitions)

         On September 29, 2005 we received a notice of default under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc. The note holder is demanding payment of $156,092 which includes outstanding principal and interest due. We do not know at this time what action, if any, the note holder may take.

NOTE 16 - CONVERTIBLE TERM LOAN:
--------------------------------

         The balance of the convertible term notes, accrued interest and related debt discount at December 31, 2005 is as follows:

                   Term note 18% per annum                       $  625,000
                   Term note 12% per annum                        3,019,500
                   Accrued interest                                 247,896
                   Less: debt discount                           (1,700,604)
                                                                 ----------
                                                                 $2,191,792
                                                                 ==========

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         The Company secured $725,000 from investors resulting from a debt placement offering originating in February 2005. The debt instruments are convertible term notes at 18% per annum, with maturity dates ranging from September 1 to November 15, 2005. The net proceeds received by the Company was $725,000 to be used as general working capital. As a pledge for collateral, the Company issued 100,000 shares of restricted common stock to be held in escrow (See Note 21 - (B) Stockholders' Deficiency and Recapitalization). Should the Company default, the exercise price of the warrants automatically reduce by 5% for each 30 day period in which the Company remains in default. As of December 31, 2005, the Company reflected a balance of principal and interest due of $724,894.

         Attached to the notes was a provision whereby the purchasers were issued common stock warrants, with a five year term and exercisable at $1.50, in an amount equivalent to the face value of each note. The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The 725,000 warrants issued to the debt holders were valued at $635,511 and recorded to derivative liability (See Note 21 (C) - Stockholders' Deficiency and Recapitalization).

         In September 2005, we received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $200,000. These notes were due and payable by us on September 1, 2005. As collateral for these notes we pledged 100,000 shares of our common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of our common stock owned by him. The Company has repaid $100,000 of the principal balance, however, the note holders are demanding payment of $233,279. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time.

         As of July 5, 2005, the Company has completed the sale of $3,019,500 units of its securities to 44 institutional and/or accredited investors. The units consisted of $100,000 principal amount of convertible notes, warrants to purchase 100,000 shares of common stock at an exercise price of $0.76 per share with a term of five years and 10,000 shares of common stock. The maturity date of the notes range from July 6 through November 8, 2006 and bear interest at the rate of 12% per annum payable at the maturity date or upon conversion of the notes if prior to the maturity date. The holders of the notes have the option to convert the notes into common shares of the Company at a price equal to the public offering price of common shares of the Company in any underwritten registered public offering involving common stock of the Company less a discount of 20%. If the Company does not complete a public offering prior to maturity, the holders may, at their option, convert their notes at maturity into common shares at a price of $0.76 per share, subject to adjustment in the event of any dilution events. This transaction resulted in net proceeds of $2,610,766 to be used for general working capital, after payment of offering costs and fees of $408,734. As of December 31, 2005, the Company reflected a balance of principal and interest due of $3,167,502. The Company allocated $2,885,290 to debt discount; it recognized interest expense from debt discount amortization of $1,184,686 with a remaining balance of $1,700,604 to be amortized through fiscal 2006. (See Note 18 - Derivative Liability)

         The 301,950 shares of common stock, issued to the debt holders, were valued at $236,471 and are being amortized over the term of the notes. The Company recognized an expense of $101,609 with a remaining deferred component of $134,862 as of December 30, 2005 (See Note 21 (B) - Stockholders' Deficiency and Recapitalization).

         Notice of Default:

         The event of default under the Secured Convertible Term Note (see Note 17 - Current Portion, Long Term Debt) has triggered an event of default under unsecured promissory notes in the aggregate principal amount of $3,019,500 which we issued to an aggregate of 44 purchasers in a private placement of our securities between June and November, 2005. At the option of the holders of greater than 50% of the face amount of these outstanding notes, the notes will become immediately due and payable. We do not know at this time what action, if any, the note holders may take.

NOTE 17 - CURRENT PORTION, LONG TERM DEBT:
-----------------------------------------

         The current portion of long term debt and debt discount as of December 31, 2005 is as follows:

         Interest bearing demand note 6% per annum, due
         April 2012 (Maui Trademark)*                         $    29,129
         Secured 6% convertible note ("BNMD")                   2,063,317
         Senior secured convertible note ("Laurus")             2,834,865
         Debt discount on senior secured convertible note      (1,375,000)
                                                              ------------
          * (see Note 19 - Long Term Notes payable)              3,552,311
                                                              ============

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds"). The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate per annum of prime plus two percent (7.25% at December 31, 2005) and has a term of three years (May 14, 2007). The Note is convertible into shares of the Company's common stock, only upon effectiveness of a registration statement registering the underlying shares, at a fixed price of $4.60 per share for the first $50,000 with the remaining $2,950,000 convertible at a fixed price of $5.20 per share, a premium to the 22-day average closing share price as of May 14, 2004. The first conversion price was reduced to $1.50 per share as a result of the Series B financing transaction; the second conversion price was reduced to $0.76 per share as a result of the Maxim Group debt placement financing that occurred on June 30, 2005.

         In connection with the financing, Laurus Funds was also issued a Warrant (the "Warrant") to purchase up to 225,000 shares of the Company's common stock. The warrants are exercisable as follows: 75,000 shares at $6.40 per share; 75,000 shares at $7.80 per share and the balance at $9.00 per share.

         The Company recorded a debt discount of $3,000,000 to be amortized over the term of the note. The Company recognized amortization of debt discount to interest expense of $1,000,000 and $625,000, respectively, for the twelve months ending December 31, 2005 and 2004.

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

         The Secured Term Note Agreement stipulates the note to be repaid using cash payments along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulate that beginning September 1, 2004, or the first Amortization Date, the Company shall make monthly payments to Laurus Funds on each Repayment Date until the Maturity Date, each in the amount of $1,470.59 (the "Tranche A Monthly Principal Amount"), together with any accrued and unpaid interest to date on such portion of the first Fifty Thousand Dollars ($50,000) aggregate principal amount of the Note ("Tranche A") and each in the amount of $16,176.47 (the "Tranche B Monthly Principal Amount"), together with any accrued and unpaid interest to date on such portion of the next Two Million Nine Hundred Fifty Thousand Dollars ($2,950,000) aggregate principal amount of the Note ("Tranche B"). The conversion repayment states that each month by the fifth (5th) business day prior to each Amortization Date, the Laurus Funds shall deliver to the Company a written notice converting the Monthly Amount payable on the next Repayment Date in either cash or Common Stock, or a combination of both. If a Repayment Notice is not delivered by Laurus Funds on or before the applicable Notice Date for such Repayment Date, then the Company pays the Monthly Amount due in cash. Any portion of the Monthly Amount paid in cash shall be paid to Laurus Funds in an amount equal to 102% of the principal portion of the Monthly Amount due. If Laurus Funds converts all or a portion of the Monthly Amount in shares of Common Stock, the number of such shares to be issued by the Company will be the number determined by dividing the portion of the Monthly Amount to be paid in shares of Common Stock, by the applicable Fixed Conversion Price. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the conversion price from $1.50 to $0.76. The balance of the Secured Term Note, less debt discount, was $1,459,865 as of December 31, 2005.

         The allocation of proceeds was as follows: $102,292 to payoff a term loan and line of credit at a commercial lending institution; $50,000 paid to Master Distributors, Inc., as a deposit; $266,708 to the Company as operating capital and $131,000 was distributed for management, due diligence/documentation and escrow agent fees. These fees are being amortized over the 36 month term of the note (See Note 8
         - Capitalized Funding Costs). The Company recognized amortized funding cost expenses of $43,667 and $27,292, respectively for the twelve months ending December 31, 2005 and 2004. The balance of $2,450,000 was deposited by Laurus Funds on behalf of the Company into an account,

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         which is in the sole dominion and control of Laurus Funds. The purpose of the account is to ensure funds are readily accessible for the cash-financing portion of acquisitions or for any other purpose that Laurus Funds deemed appropriate for use of such funds. In February, 2005 Laurus released substantially all of the remaining balance of the restricted cash (See Note 1 (O) - Restricted Cash).

         A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 2% of the note balance, per month, accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, and resubmitted on October 14, 2005. The registration statement has not been declared effective as of December 31, 2005. The Company recorded liquidated damages attributable to the registration statement in the amount of $990,000 (See Note 13 - Accrued Expenses Salaries, Accrued Expense Other).

         Notice of Default:

         Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Kraft Foods, Inc. Under the terms of the Secured Convertible Term Note issued by us to Laurus Master Fund, Ltd. in May 2004, this judgment constituted an event of default. As security for this note we have granted a security interest to Laurus Master Fund, Ltd. in all of our assets, the obligations under the secured convertible term note have been guaranteed by our subsidiaries, and we have pledged the stock of all of our current and any future subsidiaries acquired by us during the term of the secured convertible term note. As a result of this default, Laurus Master Fund, Ltd. is entitled to immediately accelerate the due date of the note, and we would owe Laurus Master Fund, Ltd. 125% of the outstanding principal amount of the note plus accrued and unpaid interest and fees. On April 7, 2006, the Company completed a Securities Purchase Agreement with Laurus Master Fund, Ltd., to refinance the existing obligations and to provide the Company with additional financing. The aggregate principal amount of the notes is $10,000,000 (See Note 24 - Subsequent Events).

         On July 9, 2004, the Company's wholly owned subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), (a Florida Corporation) announced it has completed the acquisition of substantially all of the assets and certain liabilities of Master Distributors, Inc. Pursuant to the terms of the agreement, the Company issued a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum. The Company executed an amended agreement to defer all payment of the note until June 15, 2005. The holder, at his discretion, may elect to receive XStream stock in lieu of a cash payment. The minimum conversion is $25,000 at a predetermined value of $5.20 per share. In January 2005, the Company issued 150,000 shares of restricted common stock to the principal owner of Master Distributors, Inc. as consideration for deferring all debt payments until June 15, 2005. In September 2005, the Company received a notice of default from the principal owner of Master Distributors. We do not know at this time what action, if any, Master Distributors, Inc. may take. The balance due as of December 31, 2005 is $2,063,317.

NOTE 18 - DERIVATIVE LIABILITY:
-------------------------------

         During May 2004, the Company issued a $3,000,000 convertible note. The terms of the convertible note included, among other things, a prepayment redemption premium equal to 125% of the face value of the convertible note, a subsequent financing conversion reset right, a default interest rate amounting to 24%, which is more than twice as much as the stated rate, and certain registration rights providing for liquidated damages, payable in cash, amounting to 2% of the unpaid principal of the convertible note. These provisions are considered embedded conversion features or derivatives pursuant to SFAS 133 or View C of EITF Issue No. 05-04. Additionally, because there is no explicit number of shares that are to be delivered upon satisfaction of the embedded features and the liquidated damages, the Company is unable to assert that it had sufficient authorized and unissued shares to settle such features or liquidated damages. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants issued to non-employees which performance has occurred as well as those issued in the future, would be classified as liabilities, effective with the granting of the embedded conversion features and the liquidated damages. The Company recognized liabilities for the following derivatives at the date of their issuance during 2004 and 2005, respectively:

                                      At issuance-2004      At issuance-2005
                                      ----------------      ----------------
Embedded conversion
features and liquidated damages
and freestanding warrants issued
to investors-
$3,000,000 convertible note                 $ 8,669,296             $     --
Series B preferred shares                    18,640,159                   --
Term loans                                           --            4,429,280
Freestanding warrants issued to
placement agents
$3,000,000 convertible note                   1,879,809                   --
Series B preferred shares                     1,359,712                   --
Term loans                                           --              645,390
Other warrants                                  649,013            1,031,922
                                            -----------           ----------
                                            $31,197,989           $6,106,592

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         The fair value of the derivative liabilities at December 31, 2004 and 2005 are as follows:

         Embedded conversion
         features and liquidated damages
         and freestanding warrants issued
         to investors-
         $3,000,000 convertible note       $ 5,151,349   $   919,843
         Series B preferred shares           7,955,773     2,100,433
         Term loans                                 --     2,022,818
         Freestanding warrants issued to
         placement agents
         $3,000,000 convertible note           578,499        70,244
         Series B preferred shares             542,105        71,787
         Term loans                                 --       129,427
         Other warrants                        225,395       300,992
                                           -----------   -----------
                                           $14,453,121   $ 5,615,544




         The Company used the following assumptions to measure the identified derivatives as follows:

         Embedded conversion feature and liquidated damages

                               At their date of issuance   At December 31, 2005
                               -------------------------   --------------------
Market price:                           $0.43-4.80               $     0.22
Conversion price:                       $1.50-5.20               $0.76-1.50
Term:                                   3-5 years            2.5-4.27 years
Volatility:                                83-149%                      157%
Risk-free interest rate:                2.64-3.65%                     4.40%
Maximum liability:
$3,000,000 convertible note            $9,000,000               $ 6,290,313
Series B preferred shares               5,817,159                 5,817,159
Term loans                              7,573,218                 3,544,738


Freestanding warrants

                                    At issuance            At December 31, 2005
                                    -----------            --------------------
Market price:                         $0.43-4.80                $      0.22
Exercise price:                       $ 0.20-100                $  0.20-100
Term:                                  3-5 years                3-4.5 years
Volatility:                               83-161%                       157%
Risk-free interest rate:               2.64-4.42%                      4.40%
Outstanding other
options and warrants                  10,220,857                  9,957,548



         The embedded conversion features are as follows:

         Reset Feature Following Subsequent Financing-: 50% for all debt financing, which is the effective discount to market value the Company would offer in the event we provide for a subsequent private placement financing.

         Liquidated Damage Clause: 46% and 48.75% for the convertible note and the preferred Series B shares, respectively, which is the difference, in months between the time the underlying shares are free- trading and the grace period to obtain a registration statement, multiplied by the liquidated damage rate of ranging between 1.25% to 2% per month.

         Prepayment Penalty: 25% for the convertible note, which is the stated penalty rate in the event of prepayment.

         Default Premium: 25% and 23% for the convertible notes and the Preferred Series B shares, respectively, which is the stated premium in event of default.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         Incremental Default Interest Rate: 54% for the convertible notes, which is the difference between the default rate and the stated rate, multiplied by the term of the loan.

         During 2004 and 2005, the Company allocated $5,160,000 and $3,606,146, respectively, of the fair value of the derivatives issued in connection with the debt, at their date of issuance, to debt discount. The excess of the fair value of the derivative liabilities over the debt discount has been recognized as other expense, which amounts to $22,149,455 and $823,134 during 2004 and 2005, respectively.

         During 2004 and 2005, the Company allocated $4,407,683 and $645,390, respectively, of the fair value of the derivatives issued in connection with the compensation of debt placement agents to deferred financing fees and to Laurus Master Fund for the release of restricted cash.

         During 2004 and 2005, the Company allocated $625,201 and $1,031,922, respectively, of the fair value of the derivatives issued in connection with services performed by consultants to consulting expenses.

         The aggregate fair value of all derivative liabilities upon issuance of the various debt and equity instruments amounted to $31,979,989 and $6,106,592 during 2005 and 2004, respectively. The decrease in fair value of the derivative liabilities between the date of their issuance and the balance sheet date, if issued during 2005, and between January 1, 2005 and December 31, 2005, if issued during 2004, amounted to $16,744,868 and $14,944,169 million during 2004 and 2005, respectively.
         The decrease in fair value of the derivative liabilities has been recognized as other income.

NOTE 19 - LONG TERM NOTES PAYABLE:
---------------------------------

         The following table reflects long-term notes as of December 31, 2005:

         Interest bearing demand note 6% per annum, due

         April 2012 (Maui Trademark)                              $    171,171
         43.2 shares of its Series B Convertible Preferred Stock     2,160,000
         Less: Debt discount                                        (1,081,715)

         Less: Current portion of 6% interest bearing demand note      (29,129)
                                                                  -------------
                                                                  $  1,220,327
                                                                  =============

         On March 1, 2004, our wholly owned subsidiary, XStream Brands, Inc., a Florida Corporation, ("XStream Brands"), entered into an Assignment of Trademark with The Maui Juice Company. The purchase price for the assignment of the Trademark was $255,017 in cash with $25,000 paid at the acquisition date and $230,017 to be paid under the terms of the agreement, (See Note 3 - Acquisitions). The balance due as of December 31, 2005 was $171,171. The Company is in arrears on repayments according to the terms of the note, however, it is not in default.

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of its Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term. The balance of the $2,160,000 gross proceeds, less debt discount of $1,081,715, is reflected as of December 31, 2005 (See Note 21 (A) - Stockholder's Deficiency and Recapitalization).

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


NOTE 20 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

         (A) FACILITY LEASES
         -------------------

         FACILITY LEASES

         Effective December 1, 2003, XStream terminated its month-to-month lease at its corporate headquarters in Boca Raton and co-located with its subsidiary, BNSF. BNSF renewed the lease for twelve months in November 2004. The current facility is 7,200 sq. ft. at a monthly rate of $4,776. On October 24, 2005, the facility was rendered inhabitable due to damage sustained during Hurricane Wilma. The current lease expired on November 30, 2005 and the Company opted not to renew the lease for the current space and rented an executive suite while trying to secure a more permanent space. The month-to-month rental was approximately $1,350 per month. In February 2006, Xstream executed a 5 year sublease beginning in March 2005. The space is approx- imately 4,900 square feet at a rate of $12.50 per sq. ft. (See Note 24 - Subsequent Events)

         BNSF moved its inventory to a warehouse facility on a month-to-month basis with no lease agreement at a cost of approximately $500 per month; in addition the BNSF incurs charges for loading and handling for the inventory. Rent expense for the period ending December 31, 2005 for corporate headquarters and BNSF was $74,161 while rent expense was $44,949 for the same period in 2004.

         BNCT leases a 13,622 square foot facility in Bristol, CT. The rent is $5,676 per month and the lease expires in October 2008. Rent expense for the period ending December 31, 2005 was $68,110, compared to $64,934 as of December 31, 2004.

         BNHI assumed the current lease as part of acquiring the assets of Pacific Rim. The terms were month-to- month with rent of $1,038 per month. In March of 2004, BNHI entered into a month-to-month lease agreement for management facilities with monthly rent of $2,000. The space was being utilized as housing for marketing consultants and other individuals active in expanding the brand and current distribution territory. Subsequently, in April 2005, Xstream entered into a three year lease agreement for the benefit of BNHI. The lease provides for 2,750 square feet of retail, office, and warehouse space at a cost of $2,750 per month plus real estate taxes and escalation. Rent expense charged to operations for the period ending December 31, 2005 was $55,468 as compared to $41,240 for the same period in 2004.

         BNMA assumed the lease from Ayer Beverage, Inc., consisting of a 4,300 square foot facility at a cost of $1,425 monthly. On June 1, 2004, BNMA entered into a second lease agreement for 13,500 sq. ft. of space located in Lawrence, MA. The terms are month-to-month at a cost of $5,000 per month; the lease was terminated in November, 2004. BNMA renewed the assumed lease from Ayer Beverage, Inc. in June 2005 at a monthly rate of $1,688. Rent expense charged to operations for the period ending December 31, 2005 was $20,650, compared to $48,345 for the same period in 2004.

         BNMD assumed the lease from Master Distributors, Inc., consisting of a 70,261 square foot facility at a current cost of $24,775 monthly. The current lease expires on March 31, 2008, and the Company is provided with an annual credit each March, equivalent to one months' rent. BNMD also subleases to four tenants 12,250 sq. ft. of warehouse space along with parking spaces adjacent to the building. The total space subleased yielded $14,950 per month (Jan - Jul, 2005) and $12,550 per month (Aug
         - Dec, 2005), respectively. The sublease rent is offset against rent expense. The total rent charged to operations for the period ending December 31, 2005 was $103,281, compared to $57,910 for the six month period July 1 - December 31, 2004 (post-acquisition).

         Minimum lease payments over the next five years are as follows:

                       Future Minimum     Sublease     Net Minimum
                       Lease Payments     Income       Lease Payments

                       --------------     --------     --------------

         2006             $  422,959      $(122,200)   $  300,759
         2007                449,006        (24,000)      425,006
         2008                189,262         (6,000)      183,262
         2009                 67,568             --        67,568
         2010                 71,280             --        71,280
                          ----------      ---------    ----------
                          $1,200,075      $(152,200)   $1,047,875
                          ==========      =========    ==========

(B) EMPLOYMENT AGREEMENTS
-------------------------

         See Note 13 for details regarding accrued compensation.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


NOTE 21 - STOCKHOLDERS' DEFICIENCY AND RECAPITALIZATION:
---------------------------------------------------

         (A) PREFERRED STOCK
         -------------------

         The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value. The Board of Directors is authorized to issue two series of preferred stock and to fix the designation, powers, preferences, and rights of the shares of each series. In addition, the Company may pay dividends of common stock to preferred stockholders. In October 2001, the Board of Directors authorized Series A preferred stock, which is cumulative voting and convertible and does not have dividend rights. Each share of preferred stock is convertible to one share of common stock and each share of preferred stock is entitled to 5 votes on each matter submitted to a vote of the total capital stock of the Company. There were 200,000 preferred Series A shares outstanding at December 31, 2005.

         On August 2, 2004 XStream sold 43.2 shares of Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. XStream received gross proceeds of $2,160,000. The designations, rights, and preferences of the Series B Preferred provide that the Series B shares (i) have a liquidation preference of $50,000 per share; (ii) are convertible into shares of XStream common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The conversion price is subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event, Xstream issues or sells any additional shares of common stock or other securities, which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the conversion price from $1.50 to $0.76. Holders are restricted in their ability to convert the Series B Preferred into common stock if at the time of conversion the number of shares of common stock to be issued, together with all other shares of common stock owned by the holder, would result in the holder owning in excess of either 4.9% or 9.9% of the then issued and outstanding shares of Company's common stock, subject to a waiver by the holder of these limitations upon 61 days notice to the Company. Gross proceeds of $2,160,000 from the issuance of 43.2 shares of Series B Preferred, five year Series A detachable common stock purchase warrants to purchase 1,440,000 shares of the Company's common stock with an exercise price of $2.00 per share and five year Series B detachable common stock warrants to purchase 720,000 shares of the Company's common stock with an exercise price of $4.00 per share. The Series B Preferred, which has a liquidation preference of $50,000 per share, is convertible into shares of the Company's common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the conversion price from $1.50 to $0.76. The Company recognized debt discount of $2,160,000 along with a mandatory redemption premium of $504,000, to be amortized over the 42 month term of the agreement. The Company recognized interest expense from debt discount amortization of $761,143 and $ 317,143, respectively, as of the twelve months ended December 31, 2005 and 2004. The remaining balance of debt discount is $ 1,081,715 as of December 31, 2005.

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

         A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 1.25% of the note balance, per month, accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, and resubmitted on October 14, 2005. In December 2005, the Company issued 7.14 shares of Series B Preferred stock in lieu of payment for $357,223 of liquidated damages. The balance of accrued liquidated damages is $90,977 as of December 31, 2005. (See Note 13 - Accrued Expense Salaries, Accrued Expense Other)

         The Series B Preferred has no voting rights, it ranks senior to Xstream's common stock and to all other classes of its securities which do not specifically provide that they are senior to the Series B, but subordinate to all of the Company's indebtness, and it pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of common stock or additional shares of the Company's Series B Preferred. If Xstream chooses to pay the dividends in registered shares of the Company's common stock, the shares are valued at the then conversion price of the Series B Preferred and if Xstream chooses to pay the dividends in shares of Series B Preferred, those shares are valued at the liquidation preference of the stock. In December 2005, the Company issued 3.43 shares of Series B Preferred shares as payment of $171,622 for accrued dividends. The dividends payable as of December 31, 2005 was $21,006. (See Note 14 - Dividends Payable)

         On July 1, 2005, the Company issued 10 shares of Series B Preferred stock (convertible to 500,000 shares of restricted common stock) to a consultant pursuant to the terms of a service agreement. The shares were valued at $1.10, the closing price of the Company's common stock as of the grant date. The $550,000 value of the transaction will be amortized over the term of the agreement (see Note 21 (B) - Stockholders' Equity and Recapitalization).

         In August 2005, one-half of one share of Series B Preferred was converted to common stock at the request of the holder, resulting in the issuance of 32,895 shares of restricted common stock. the shares were valued at par and recorded to additional paid-in capital, with no effect on operations.

         In November 2005, 2.82 shares of Series B preferred stock was converted to 185,526 shares of restricted common stock at the request of the holders. The shares were valued at par and recorded to additional paid-in capital, with no effect on operations.

         In December 2005, 1.90 shares of Series B preferred stock was converted to 125,000 shares of restricted common stock at the request of the holders. The shares were valued at par and recorded to additional paid-in capital, with no effect on operations.

         There are 59 shares of Series B Preferred Stock issued and outstanding as of December 31, 2005.

         (B) COMMON STOCK
         ----------------

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


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

         A six-month consulting agreement was executed on April 13, 2004. The agreement stipulated that the individual would be issued 5,000 shares of restricted common stock. The Company issued the shares recognizing an expense of $5,000 and a deferred expense of $7,000 as of June 30, 2004. The remaining deferred balance was expensed as of December 31, 2004.

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         On July 9, Beverage Network of Maryland, Inc. ("BNMD"), executed an asset purchase agreement with Master Distributors, Inc. (See Note 3 - Acquisitions). A stipulation of the agreement was to issue shares of XBNI restricted common stock to current employees of Master Distributors, Inc. in consideration of services rendered as well as being an incentive to remain in their current positions to ensure a seamless transition for all parties involved. The Company issued 21,250 shares of stock on June 8, 2004 with the contingency that the certificates were to be held by an escrow agent until after the six month anniversary date of the closing of the asset purchase agreement. As of July 1, 2004, these shares were reclassified as deferred expenses with the Company recognizing an expense of $25,500 for the quarters ending September 30 and December 31, 2004, respectively. The Company also issued 96,154 shares to the principal owner of Master Distributors, Inc. in advance of the purchase agreement and upcoming closing of the transaction. The shares, totaling 117,404, were valued at the then contemporaneous offering price of $2.40 and the Company recorded compensation expense of $281,769 as of December 31, 2004.

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         On October, 2004, the Company issued 12,500 shares of restricted common stock to a consultant for current services pursuant to the terms of the contract. The shares were valued at $1.80 which was the closing price of the stock on the grant date. An expense of $22,500 was recognized for the period ending December 31, 2004.

         The Company also issued 3,445 shares to an individual for accounting services provided to the Company. The shares were valued at $1.70, the fair market value on the date of issuance, resulting in an expense of $5,857.

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

         During the period of October 1, 2004 through December 31, 2004, the Company issued 5,000 shares of common stock, previously recorded as issuable as of September 30, 2004

         The Company entered into a one year consulting agreement with a former key member of management of Beverage Network of Maryland, Inc. ("BNMD"). The agreement stipulated that the individual was to receive 240,000 shares of restricted common stock for the term of the agreement. The closing price of the stock on the grant date was $1.75; the term of the agreement is for calendar year, 2005; therefore, the entire value of the transaction, $420,000, was considered deferred as of December 31, 2004. The Company has recognized consulting expense of $420,000 as of December 31, 2005.

         On January 3, 2005, the Company entered into a one year agreement for consulting services. As consideration for these services, the consultant was issued 150,000 restricted shares of the Company's common stock valued at $1.70, the closing price of the stock on the grant date. The Company recognized consulting expense of $255,000 for the twelve months ending December 31, 2005.

         In January 2005, the Company entered into a second, one year agreement for consulting services. As consideration for these services, the consultant was issued 200,000 restricted shares of the Company's common stock valued at $1.67, the closing price of the stock on the grant date. The Company recognized consulting expense of $334,000 for the twelve months ended December 31, 2005.

         On February 8, 2005, the Company issued 10,000 shares of its restricted common stock in consideration of a debt holder for deferring cash payments that were due on October 15, 2004 and January 15, 2005, respectively. The shares were valued at $1.40, the closing price on the date of grant. Interest expense in the amount of $14,000 was recognized for the twelve months ending December 31, 2005.

         The Company also issued 150,000 shares of its restricted common stock to the principal owner of Master Distributors, (See Note 3, Acquisitions), in consideration for deferring all cash payments until June 15, 2005. The stock was valued at $1.62, the closing price on the date of grant. The Company recognized interest expense of $243,000 for the twelve months ended December 31, 2005.

         The Company issued 4,472 shares of restricted common stock for legal services rendered. The shares were valued at $1.50, the closing price on the date of grant, with an expense of $6,708 being recognized as of December 31, 2005.

         The Company entered into a consulting agreement for a term of six months. As consideration for services, the consultants were granted 15,000 shares of restricted common stock valued at $1.20. This was the closing price of stock on the date of grant resulting in an expense of $18,000 as of December 31, 2005.

         Pursuant to the terms of a consulting agreement commencing in October 2004, the Company issued 8,000 shares of restricted common stock for services rendered. The shares were valued at $1.20 and the Company recognized a consulting expense of $9,600.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         According to the terms of the convertible term loan, (See Note 16 - Convertible Term Loan), the Company issued 100,000 shares of restricted common stock as a pledge for collateral. The shares were valued at par value as they are considered issued but not outstanding as of December 31, 2005.

         In March 2005, the Company issued 4,546 shares of restricted common stock to a consultant for services rendered. An expense of $5,683 was recognized with the shares being valued at the grant date price of $1.25.

         The Company also issued 7,000 shares, previously recorded as issuable, as of December 31, 2004.

         In April 2005, the Company executed a six month consulting agreement. The consideration for services was 200,000 shares of restricted common stock which were valued at $1.15, the closing price on the date of grant. For the twelve months ended December 31, 2005, the Company recognized consulting expense of $230,000.

         There were also issued 20,000 shares, previously recorded as issuable, as of December 31, 2004.

         In May 2005, the Company also issued 5,035 shares of restricted common stock to a consultant for services rendered. An expense of $5,035 was recognized with the shares being valued at the grant date price of $1.00.

         The Company also executed a six month consulting agreement for consideration consisting of 50,000 shares of restricted common stock. The closing price on the date of grant was $1.00; the expense recognized as of December 31, 2005 was $50,0000.

         In June 2005, the Company issued 5,000 shares to the holder of a note assumed with the acquisition of Beverage Network of Massachusetts, Inc., "BNMA", for deferring payments through June 15, 2005, (See Note - 3 Acquisitions). The shares were valued at $1.00, the closing price on the date of grant with an expense of $5,000 being recognized for the period ended December 31, 2005.

         In June 2005, 265,053 warrants were exercised under a cashless exercise provision resulting in the issuance of 263,306 shares of common stock.

         The Company also executed a six month consulting agreement for consideration consisting of 500,000 shares of restricted common stock. The shares were valued at $1.00; the closing price on the date of grant. The Company recognized a consulting expense of $500,000 for the fiscal year ended December 31, 2005.

         A second consulting agreement with a term of twelve months was also executed with consideration for services consisting of 25,000 shares of restricted common stock. The shares were valued at $1.00; the closing price on the date of grant. The Company recognized consulting expenses of $14,629 with a remaining deferred component of $10,371 as of December 31, 2005.

         In June 2005, the Company has also entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 Common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. The price per common share was based on a discount of 20% from the closing price of the common stock on May 26, 2005. The U.S. government bonds were issued at current market value. The transaction resulted in the Company recording a subscription receivable in the amount of $15,000,000 (See Note 22 - Subscription Receivable).

         Pursuant to the terms of the executed Cogent Agreement, the Company issued 1,381,579 restricted common shares as an entry fee. The shares were valued at par value and recorded to additional paid-in capital.

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

         The Company executed a twelve month consulting agreement on July 1, 2005. The consultant was granted 500,000 restricted common shares and 10 Series B Preferred shares which can convert into 500,000 restricted shares (see (A) Preferred Stock above). The shares were valued at $1.10, the closing price of the stock on the agreement date. The Company recognized an expense of $553,022 with a remaining deferred component of $546,978 as of December 31, 2005.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         The Company executed a second consulting agreement for a six month term commencing on July 12, 2005. The consultant was granted 10,000 restricted common shares valued at $0.95; the closing price of the stock on the grant date. The Company recognized and expense of $8,880 with a remaining deferred component of $620 as of December 31, 2005.

         The Company issued 10,000 restricted common shares to a consultant for services rendered. The shares were valued at $1.05; the closing price of the stock on the contract execution date resulting in an expense of $10,500.

         In August 2005, one-half of one share of Series B Preferred was converted to 32,895 shares of restricted common stock at the request of the holder. The shares were valued at par and recorded to additional paid-in capital, with no effect on operations.

         In August 2005, 750 restricted common shares were issued to an employee pursuant to the terms of an agreement executed with the acquisition of Ayer Beverage, Inc. ("BNMA"). The shares were valued at $0.80, the closing price on the date of grant, resulting in an expense of $600 as of December 31, 2005.

         The Company also issued 25,000 shares of restricted common stock to Ayer Beverage, Inc., ("BNMA") in consideration for deferring all payments on the March 2004, non-interest bearing promissory note (see
         Note 15 - Loans Payable) through December 31, 2005. The share value of $0.80 was based on the closing price of the stock as to the grant date. The Company recognized an expense of $20,000 as of the fiscal year ending December 31, 2005.

         The Company also issued 7,895 shares of restricted common stock for services rendered, pursuant to the terms of a consulting agreement commencing in October 2004. The shares were valued at $0.70 and the Company recognized a consulting expense of $5,527.

         The Company extended a consulting agreement, originally executed in February 2005, for an additional eight months through March 15, 2006. In consideration, the consultant was granted 100,000 restricted common shares valued at $0.70, the closing price of the stock on the date the agreement was extended. The Company recognized consulting expense of $41,381 with a remaining deferred component of $28,619 as of December 31, 2005.

         In September 2005, the Company executed an addendum to a Financial Advisory and Investment Banking Agreement, originating in April 2005. In consideration for the continued services the Company issued 300,000 shares of restricted common stock. The stock was valued at $0.55, the closing price on the grant date with the Company recognizing and expense of $165,000 as the agreement can be cancelled by either party within 30 days notice.

         In November 2005, 2.82 shares of Series B preferred stock was converted to 185,526 shares of restricted common stock at the request of the holders. The shares were valued at par and recorded to additional paid-in capital, with no effect on operations.

         The Company issued 301,950 shares of restricted common stock to subscribers as a result of purchasing 3,019,500 units in the debt placement financing (see Note 16 - Convertible Term Loan). The shares values ranged from $0.43-$1.05, the closing price of the stock on the date subscriptions were executed. The total value was $236,471 and is being recognized of the term of the notes which contain due dates ranging from June 30, 2006 to November 8, 2006. The Company recognized interest expense of $101,609 for the twelve months ending December 31, 2005, with a remaining deferred balance of $134,862.

         The Company executed a twelve month consulting agreement, commencing November 11, 2005, in consideration of 200,000 shares of restricted common stock. The shares were valued at $0.40; the closing price on the date of grant. The Company recognized consulting expense of $10,959 with a remaining deferred Component of $69,041 as of December 31, 2005.

         The Company executed a consulting agreement in consideration of 75,000 shares of restricted common stock valued at $0.22; the closing price of the stock on the grant date. The agreement may be terminated at any time when notice is received by either party. The Company recognized an expense of $16,500 for twelve months ending December 31, 2005.

         The Company executed a consulting agreement for a term of twelve months, commencing November 30, 2005. In consideration for services, the consultant received 300,000 shares of restricted common stock valued at $.22; the closing price on the grant date. For the period ending December 31, 2005, the Company recognized an expense of $5,605 with a remaining deferred component of $60,395.

         In December 2005, 1.9 shares of Series B preferred stock was converted to 125,000 shares of restricted common stock at the request of the holders. The shares were valued at par and recorded to additional paid-in capital, with no effect on operations.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         The Company issued 100,000 shares of restricted common stock pursuant to the terms of an employee termination agreement. The shares were valued at $0.51; the closing price of the stock on the grant date. The Company recognized compensation expense of $51,000 for the twelve months ending December 31, 2005.

         On December 23, 2005, the Company executed a 60 day promissory note, resulting in gross proceeds of $100,000. Attached to the note was a provision for the Company to issue 50,000 shares of restricted common stock to the holder. The shares were valued at $0.44; the closing price on the date of grant. The Company recognized an expense of $2,627 with a remaining deferred component of $19,373 to be amortized though February 23, 2006.

         Pursuant to the terms of the December 23, 2005 promissory note the Company was to issue, in its own name, 250,000 shares of restricted common stock as a pledge for collateral on the $100,000 note. The shares were valued at par value as they are considered issued but not outstanding as of December 31, 2005.

         On December 15, 2005, the Company executed a six month consulting agreement in consideration of 100,000 shares of restricted common stock, valued at $0.51. The Company recognized and expense of $4,484 with a remaining deferred balance of $46,516 at December 31, 2005.

         (C) STOCK WARRANTS
         ------------------

         In March 2004, the Company signed an agreement with a company to act as placement agent to arrange the sale of debt, equity or equity-linked securities on behalf of the Company. In accordance with the terms of the agreement, the Company granted the placement agent a retainer consisting of 37,500 warrants exercisable at $0.20 for five years, 37,500 warrants exercisable at $1.50 for five years, 37,500 warrants exercisable at $3.00 for five years. The warrants were valued at an aggregate $556,009 or $4.97, $4.92, $4.88 per option, respectively, were recognized as consulting expense at issuance. Upon the closing of the Laurus Master Fund financing transaction on May 14, 2004, the Company recorded a liability for derivatives in the amount of $498,567. As of December 31, 2004 and 2005, the Company reflected derivative liability balances of $157,606 and $19,226, respectively. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants. The exercise price of the warrants decreased from $1.50-$3.00 to $0.76; The fair market value of the stock warrants granted to the consultant was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 1.58%, volatility 191% and expected term of five years.

         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds"), (See note 17 - Current Portion, Long Term Debt). The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate of prime plus two percent and has a term of three years, (May 14, 2007). The Company then issued 426,250 options to the placement agent mentioned above, as they were directly engaged in securing the Laurus transaction. The five year warrants were exercisable at $1.50 and the Company recorded the fair value of the options as capitalized funding costs with an offset to derivative liability in the amount of $1,879,809 at the date of issuance. (See Note 8 - Capitalized Funding Costs) The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants; the exercise price of the warrants decreased from $1.50 to $0.76. (The transaction was valued using the Black-Scholes model with the following assumptions expected dividend yield of 0% risk-free interest rate of 2.53%, volatility 124% and expected term of 5 years.)

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of our Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents (stipulating the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term), the trans- action was classified as Mezzanine Financing and the balance of the $2,160,000 gross proceeds is reflected as of December 31, 2005, (See Note 21 - (A) Stockholders' Equity and Recapitalization ), the Company compensated a placement agent engaged in the transaction with warrants to purchase the Company's common stock consisting of 160,941 warrants exercisable at $1.50 for five years, 118,588 warrants exercisable at $2.00 for five years, 144,000 warrants exercisable at $4.00, for five years. The fair value of the warrants were valued at an aggregate $1,359,712 recorded as capitalized funding costs and derivative liability at the date of issuance. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants. The exercise price of the warrants decreased from a range of $1.50-$4.00 to $0.76. (The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.51%, volatility 161% and expected term of five years.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         In January 2005, the Company entered into a one year agreement for consulting services. The agreement stipulated that a warrant to purchase 50,000 shares of common stock be issued. The warrants are exercisable at $2.00 per share. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants; the exercise price of the warrants decreased from $1.50 to $0.76. The fair value of such warrants were recorded as a derivative liability amounting to $69,162 at the date of issuance. (The transaction was valued using the

         Black-Scholes model with an interest rate of 3.01%, volatility of 96%, zero dividends and expected term of five years).

         On January 3, 2005, the Company entered into a one year agreement for consulting services. The agreement stipulated as consideration of services, the Company grant warrants for the purchase 200,000 shares of common stock to be issued, as follows:
         100,000 at $4.00 per share and 100,000 at $5.00 per share. The fair value of the warrants, $220,017, were recorded as a derivative liability at the date of issuance. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants; the exercise price of the warrants decreased from $1.50 to $0.76 (computed using a Black-Scholes model with an interest rate of 3.22%, volatility of 104.25%, zero dividends and expected term of five years).

         In January 2005, the Company entered into another one year agreement for consulting services. The agreement stipulated as consideration of services, the Company granted warrants for the purchase of 300,000 shares of common stock issued as follows: 100,000 warrants at $2.00 per share, 100,000 warrants at $2.50 per share, 100,000 warrants at $3.00 per share. The fair value of the warrants, $371,825, were recorded as a derivative liability at the date of issuance. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants; the exercise price of the warrants decreased from $1.50 to $0.76 (computed using a Black-Scholes model with an interest rate of 3.22%, volatility of 104.25%, zero dividends and expected term of five years).

         On January 15, 2005, the Company issued Laurus warrants to purchase 165,000 shares of the Company's common stock with an exercise price of $2.00 per share which expire July 20, 2014. The warrants were issued as interest in consideration for the release of $398,595 of the restricted cash. The fair value of such warrants were recorded as a derivative liability in the amount of $216,215 at the date of issuance (The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 3.22%, volatility of 88.93% and expected term of 10 years).

         On February 25, 2005, the Company issued warrants to purchase 300,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan. (See Note 16 - Convertible Term
         Loan) The fair value note and warrants were recorded as a derivative liability in the amount of $269,488 at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.38%, volatility of 87.86%, zero dividends and expected term of five years).

         On February 25, 2005, the Company entered into a six month agreement for financial consulting services. The Company agreed to issue warrants to purchase 40,000 shares of restricted common stock at $1.50. The Company recorded a derivative liability in the amount of $35,932 for the fair value of the warrants at the date of issuance (computed using a Black-Scholes model with an interest rate of 3.38%, volatility of 87.86%, zero dividends and expected term of five years).

         In April 2005, the Company issued warrants to purchase 290,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan, (See Note 16 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $240,746 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.65%, volatility of 90.46%, zero dividends and expected term of five years).

         On April 4, 2005, the Company executed a sixty month consulting agreement in consideration of granting warrants to purchase 127,059 shares at $1.50 and 169,412 shares at $2.00. The Company recorded a derivative liability in the amount of $171,527 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.65%, volatility of 73.35%, zero dividends and expected term of five years). The issuance of the 12% convertible term loans originating on June 30, 2005, triggered an adjustment in the exercise price of the warrants; the exercise price of the warrants ranging from $1.50-$2.00 decreased to $0.76.

         On April 7, 2005, the Company executed a twelve month consulting agreement in consideration of granting warrants to purchase 150,000 shares of common stock at $1.50; The Company recorded consulting expense and a derivative liability in the amount of $121,283 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.65%, volatility of 83.09%, zero dividends and expected term of five years). The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants from $1.50 to $0.76.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         In May 2005, the Company issued warrants to purchase 135,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan, (See Note 16 - Convertible Term Loan) The Company recorded a derivative liability in the amount of $117,860 at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 94.78%, zero dividends and expected term of five years).

         In June 2005, the Company executed a twelve month consulting agreement in consideration of granting warrants to purchase 150,000 shares of common stock at $1.50. The Company recorded consulting expense and a derivative liability in the amount of $91,515 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 83.65%, zero dividends and expected term of five years).

         On June 30, 2005 the Company issued 394,729 warrants to purchase common stock as placement agent fees attributed to the Cogent Capital transaction (See Note 18 - Derivative Liability). The Company recorded a derivative liability in the amount of $240,902 for the fair value of the warrants at the date of issuance (Computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years).

         In July 2005, the Company issued warrants to purchase 1,400,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 16 -

         Convertible Term Loan). The Company recorded a derivative liability in the amount of $1,281,624 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 324,211 warrants to purchase restricted common stock in consideration as placement agent fees for subscribers purchasing 1,400,000 units of the debt placement financing (See Note 16
         - Convertible Term Loan). The Company recorded a derivative liability in the amount of $197,865 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years).

         The Company issued warrants to purchase 215,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 16 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $245,850 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.87%, volatility of 81.62%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 49,789 warrants to purchase restricted common stock in consideration as placement agent fees for subscribers purchasing 215,000 units of the debt placement financing (See Note 16 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $37,956 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.87%, volatility of 81.62%, zero dividends and expected term of five years).

         In August 2005, the Company issued warrants to purchase 475,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 16 - Convertible Term
         Loan). The Company recorded a derivative liability in the amount of $415,850 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 4.04%, volatility of 93.60%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 110,000 warrants to purchase restricted common stock in consideration as placement agent fees for subscribers purchasing 475,000 units of the debt placement financing (See Note 16 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $64,201 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 4.04%, volatility of 93.60%, zero dividends and expected term of five years).

         In September 2005, the Company issued warrants to purchase 357,500 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 16 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $282,456 for the fair value of the warrants at the date of issuance (computed using the Black- Scholes model with an interest rate of 3.95%, volatility of 100.29%, zero dividends and expected term of five years).

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 82,789 warrants to purchase restricted common stock in consideration as placement agent fees for subscribers purchasing 357,500 units of the debt placement financing (See Note 16 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $43,607 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.95%, volatility of 100.29%, zero dividends and expected term of five years).

         The Company issued warrants to purchase 375,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 16 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $170,890 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.95%, volatility of 97.15%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 86,842 warrants to purchase restricted common stock in consideration as placement agent fees for subscribers purchasing 375,000 units of the debt placement financing (See Note 16 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $25,152 for the fair value of the warrants at issuance (computed using the Black-Scholes model with an interest rate of 3.95%, volatility of 97.15%, zero dividends and expected term of five years).

         The Company extended a consulting agreement, originally executed in February 2005 for an additional eight months through March 15, 2006. In consideration, the consultant was granted warrants to purchase 50,000 restricted common shares at $0.76. The Company recorded a derivative liability in the amount of $19,822 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 4.0%, volatility of 100.29%, zero dividends and expected term of five years).

         In November 2005, the Company issued warrants to purchase 197,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 16 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $102,898 for the fair value of the warrants at the date of issuance (computed using the Black- Scholes model with an interest rate of 4.42%, volatility of 125.56%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 45,621 warrants to purchase restricted common stock in consideration as placement agent fees for subscribers purchasing 197,000 units of the debt placement financing (See Note 16 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $15,886 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 4.42%, volatility of 125.56%, zero dividends and expected term of five years).

          A summary of the options and warrants issued as of December 31, 2005 and 2004 and changes during the years is presented below:

                                                        2005                        2004
                                              ----------------------------------------------------
                                                            Weighted                      Weighted
                                                             Average                       Average
                                              Number of     Exercise       Number of       Exercise
                                               Warrants      Price         Warrants         Price
                                              ---------     -------        ---------      ---------

         Stock Warrants

         Balance at beginning of year         4,030,904     $  3.02           17,125       $    4.54
         Granted                              6,189,953     $  0.88        4,013,779       $    2.72
         Exercised                             (263,309)    $  0.70              -0-       $     -0-
         Forfeited                                  -0-     $   -0-              -0-       $     -0-
                                              ---------     -------        ---------      ----------
         Balance at end of year               9,957,548     $  1.22        4,030,904       $    3.02
                                              =========     =======        =========      ==========
         Options exercisable end of year      9,957,548     $  1.22        4,030,904       $    3.02
                                              ---------     -------        ---------       ---------
          Weighted average fair value of

           options granted during the year                  $  0.88                        $    2.72
                                                            =======                        =========

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005



         The following table summarizes information about stock warrants outstanding at December 31, 2005:

                   Warrants Outstanding                                            Warrants Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                         Weighted         Weighted                       Weighted
            Range of                 Number               Average          Average          Number        Average
            Exercise              Outstanding at         Remaining        Exercise      Exercisable at   Exercise
             Price               December 31, 2005      Contractual        Price      December 31, 2005    Price
        --------------           -----------------      -----------       --------    -----------------  ---------
       $   6.40 - 100.00               242,125          7.90 Years        $  12.46          242,125      $  12.46
       $   3.00 -   6.39               147,500          8.55 Years        $   3.34          147,500      $   3.34
       $   1.50 -   2.99             1,399,000          6.21 Years        $   1.73        1,399,000      $   1.73
       $            0.76             8,159,459          4.17 Years        $   0.76        8,159,459      $   0.76
       $            0.20                 9,464          5.07 Years        $   0.20            9,464      $   0.20
                                     ---------                            --------        ---------      --------
                                     9,957,548                            $   1.22        9,957,548      $   1.22
                                     =========                            ========        =========      ========


NOTE 22 - SUBSCRIPTION RECEIVABLE:
----------------------------------

         The Company has entered into a series of related agreements with a placement agent and certain investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share. The fair value of such shares at the date of issuance amounted to $15,000,000. The price per common share was based on a discount of 20% from the closing price of the common stock on May 26, 2005. In connection with the issuance of shares, the investors deposited $15,000,000 in US government bonds, which are held by the placement agent for the potential future benefit of the Company.

         In conjunction with this investment, the Company and the placement agent entered into an escrow agreement with the investors as well as Cogent pursuant to which the 15,789,472 shares, as well as the bonds, were deposited with the designated escrow agent. In addition, the Company and the placement agent entered into the following agreements:

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

         Pursuant to the series of arrangements with the placement agent, the Consideration that the Company will receive in connection with the issuance of the shares to the investors will vary based on the Company's stock price at predetermined periods ("Subscription Receivable"). In addition, the Company unilaterally can terminate the agreement by exercising the call option for the common shares in escrow. The Company does not intend to exercise its call option.

         The Subscription Receivable is computed as follows: at the earliest of the Company's completion of a registration statement covering the 19,736,848 common shares of the Company or the common shares have satisfied the holding period under Rule 144-K at June 10, 2007, the Company will be entitled to receive a quarterly amount equal to 2,631,578 shares times the Company's price per share of common stock for the last ten days of the preceding quarter. At that time, the shares and the corresponding value of the funds are released from escrow to the appropriate party.

         As additional consideration, the Company has agreed to compensate the private placement agent with a monthly payment amounting to LIBOR + 1.25% times $15,000,000, less the interest earned on the US Government bonds. This amount is payable until the funds and the shares are released from escrow. The Company estimates the aggregate payments under this arrangement to amount to $1,178,250 over the terms of the agreement. The Company has recorded a corresponding amount as accrual for placement agent fees at the date of issuance of shares, which was offset against additional paid-in capital. Payments totaling $28,050 were applied with a remaining balance of $1,150,470 as of December 31, 2005 (see Note 13 - Accrued Expense-Salaries, Accrued Expense-Other).

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         The Company adjusts quarterly the amount of the subscription receivable to reflect the variations in its stock price. Additionally, the Company discounts the Subscription Receivable to reflect the time value of money until it is entitled to receive the Subscription Receivable. At the date of issuance of the shares, the Company recorded a subscription receivable of $12,718,150, adjusted for a discount of $1,082,211. The Company used a discount rate of 3.66% at the date of issuance and a stock price of $0.92. At December 31, 2005, the Subscription Receivable amounted to $6,289,722, adjusted for a discount of $468,174. The Subscription receivable at December 31, 2005 is based on a discount rate of 4.22% and a stock price of $0.43. The decrease in subscription receivable between the date of issuance and December 31, 2005 has been recorded as an element of comprehensive income/(loss) of $8,242,104. As an initial entrance amount in the equity swap transaction, Cogent Capital Corp. has received 1,381,579 common shares of the Company (See
         Note 21 - Stockholder's Deficiency and Recapitalization).

NOTE 23 INCOME TAXES
--------------------

         For Federal income tax purposes, the Company has net operating loss carryforwards of approximately $10,500,000, which expire at various times through 2025. Annual utilization of the net operating loss carryforwards may be limited due to ownership changes as defined under section 382 of the Internal Revenue Code.

         The Company's tax expense differs from the "expected" tax (benefit) for the years ended December 31, 2005 and 2004, computed by applying the statutory Federal tax rate of 35% to loss before taxes, as follows:

                                                 2005           2004
                                             -----------   -------------
                                                           (As Restated)

         Computed "expected" tax (benefit)   $  (684,000)   $(5,191,000)
         State tax (benefit), net of
           Federal tax effect                    (98,000)      (741,000)
         Permanent Differences                (3,260,000)     4,318,000

         Change in valuation allowance         4,042,000      1,614,000
                                             -----------    -----------
                                             $        --    $        --
                                             ===========    ===========

         The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

         Deferred tax assets:
         Net operating loss carryforward              $4,200,000
         Impairment of goodwill                          447,000
         Accrued expenses                                263,000
         Stocks and warrants for services                728,000
         Capitalized funding costs-warrants              516,000
                                                      ----------
         Total gross deferred tax assets               6,154,000
         Less valuation allowance                     (6,154,000)
                                                      ----------
         Net deferred tax assets                      $       --
                                                      ==========

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of approximately $6.0 million at December 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.
The change in valuation allowance during 2005 and 2004 was an increase of $4,402,000 and $1,614,000, respectively.

NOTE 24 - SUBSEQUENT EVENTS:
---------------------------

         In January 2006, 9.22 shares of Series B preferred stock was converted to 317,105 shares of restricted common stock at the request of the holders.

         The Company also issued 550,000 shares of restricted common stock, valued at $0.27, to debt holders in consideration of deferring payments until March 31, 2006.

         The Company issued 50,000 shares of restricted common stock to a consultant for services; the Company valued the shares at $0.24.

         In addition, the Company also issued 75,000 shares of restricted common stock in consideration of a sixty-day promissory note yielding $100,000 in gross proceeds; the shares were valued at $0.34. As collateral for the note, the Company issued 250,000 restricted shares and valued them at par.

         There were also 123,000 common shares issued, previously recorded as issuable.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


         In February 2006, the Company issued 200,000 common shares to a consultant pursuant to the terms of a six month agreement; the shares were valued at $0.36 per share.

         The Company issued 75,000 shares of restricted common stock in consideration of a sixty- day promissory note yielding $100,000 in gross proceeds; the shares were valued at $0.43. As collateral for the note, the Company issued 250,000 restricted common shares and valued them at par.

         The Company issued 25,000 shares of restricted common stock to a consultant pursuant to the terms of a six-month agreement; the shares were valued at $ 0.24.

         The Company issued 125,000 shares of restricted common stock to a consultant pursuant to the terms of a six-month agreement; the shares were valued at $0,24.

         The Company also entered into a twelve month consulting agreement. In consideration for the services, the Company issued 25,000 shares of restricted common stock valued at $0.36.

         In addition, the Company also issued 32,500 shares of restricted common stock in consideration of a sixty-day promissory note yielding $50,000 in gross proceeds; the shares were valued at $0.43. As collateral for the note, the Company issued 125,000 restricted shares and valued them at par.

         In February 2006, 3.04 shares of Series B preferred stock was converted to 200,000 shares of restricted common stock at the request of the holders and shares were valued at par.

         In March 2006, the Company issued 675,000 common shares to a consultant pursuant to the terms of a nine month agreement and the share were valued at $0.42.

         The Company also issued 25,000 shares to the holder of a note to defer payments until May 15, 2006. The shares were valued at $0.37.

         The Company also issued 300,000 shares of restricted common stock in consideration of a sixty-day promissory note yielding $200,000 in gross proceeds; the shares were valued at $0.30. As collateral for the note, the Company issued 1,000,000 restricted shares and valued them at par.

         The Company issued 330,000 shares for extending the terms of an agreement to June 1, 2006; the shares were valued at $0.37.

         The Company issued 135,000 Shares of restricted common stock for a ninety-day agreement; the shares were valued at $0.34.

         The Company also entered into a six-month consulting agreement and issued 7,000 valued at $0.42.

         The Company also issued 2,500,000 shares of restricted common stock, with 1,000,000 shares being held in escrow, to holders of term loans for the deferral of payments until May 10, 2006; the shares were valued at $0.42.

         On April 7 , 2006, the Company completed a Securities Purchase Agreement with Laurus Master Fund. dated as of March 31, 2006, to refinance certain existing obligations and to provide the Company with additional financing. The financing was structured through the sale of three promissory notes by the Company; a secured non-convertible revolving note in the principal amount of $4,000,000, a secured convertible term note in the principal amount of $2,000,000, and a secured non-convertible term note in the principal amount of $4,000,000. The aggregate principal amount of the Notes is $10,000,000.

         Xstream Beverage Network, Inc. executed a lease commencing March 13, 2006 for a term of five years expiring on March 31, 2011. The space consists of approximately 4,900 square feet and the monthly price per square foot is as follows:

                 Year 1                   $12.50                     $3,713
                 Year 2                   $15.00                     $4,455
                 Year 3                   $17.50                     $4,198
                 Year 4-5                 $20.00                     $5,940