Form 10QSB
period 2006-03-31
XSTREAM BEVERAGE NETWORK, INC.
filed 2006-05-22
CIK 853833

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______to________

                       Commission file number: 331-30158A

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

            3511, W. Commercial Blvd., Suite 209, Fort Lauderdale, Florida 33309
            --------------------------------------------------------
                    (Address of principal executive offices)

                                  954-598-7997
                                  ------------
                           (Issuer's telephone number)

                                       N/A
                          ----------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act[X]

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 36,552,211 shares of common stock as May 19, 2006.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

         CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient working capital to fund our ongoing operations, pay our obligations and implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

When used in this quarterly report, the terms "we", "our", and "us" refers to the terms "XStream," " we," "our," and "us" refers to XStream Beverage Network, Inc., a Nevada corporation, and our subsidiaries.

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet as of March 31, 2006 (Unaudited)...................4

Consolidated Statements of Operations (Unaudited)
for the three months ended March 31, 2006
and March 31, 2005 (Restated).................................................5

Consolidated Statements of Cash Flows (Unaudited)
for the three months ended March 31, 2006
and three months ended March 31, 2005.........................................6

Notes to Consolidated Financial Statements (Unaudited)
as of March 31, 2006..........................................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............30

Item 3.  Controls and Procedures..............................................37

Part II.  Other Information...................................................38

Item 1.  Legal Proceedings....................................................38

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........40

Item 3.  Default on Senior Securities.........................................40

Item 4.  Submission of Matters to a Vote of Security Holders..................41

Item 5.  Other Information....................................................41

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.
                                       3

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 XSTREAM BEVERAGE NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                        March 31, 2006
                                                                                        --------------
ASSETS
      Current Assets:
          Cash                                                                           $      6,517
          Accounts receivable, net of allowance for doubtful                                  651,589
          accounts of $142,297
          Other receivables                                                                   332,307
          Inventory                                                                           798,902
          Prepaid expenses                                                                     56,219
                                                                                         ------------
              Total current assets                                                          1,845,534
                                                                                         ------------

      Property and equipment                                                                  358,613
      Less: Accumulated depreciation                                                         (160,398)
                                                                                         ------------
      Property and equipment, net                                                             198,215
                                                                                         ------------
      Other Assets:
          Capitalized Funding Costs, net of accumulated amortization of $3,311,258          1,676,565
          Trademarks                                                                          303,017
          Customer lists, net of accumulated amortization of $706,612                       1,304,978
          Goodwill                                                                            892,315
          Other assets                                                                         67,624
                                                                                         ------------
              Total Other Assets                                                            4,244,499
                                                                                         ------------
Total Assets                                                                             $  6,288,248
                                                                                         ============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
      Liabilities:
          Current Liabilities:
              Notes payable                                                              $    791,018
              Loans payable - related party                                                   100,355
              Convertible term loan, net of discount of $984,368                            3,020,741
              Current portion of long term debt                                             2,568,023
              Accounts payable                                                              1,738,779
              Overdraft liability                                                              14,032
              Accrued expenses                                                              2,417,353
              Dividends payable                                                                53,885
              Derviative Liability                                                         12,244,865
              Other current liabilities                                                        37,998
                                                                                         ------------
                  Total Current Liabilities                                                22,987,049
                                                                                         ------------

          Long Term Liabilities:
              Long term notes, net of discount of $2,331,625                                3,368,375
              Preferred Series B ($0.001 par value,
                47 Shares issued and outstanding),
                net of discount of $891,426                                                 1,268,571
                                                                                         ------------
                  Total long term liabilities                                               4,636,946

                                                                                         ------------
                  Total Liabilities                                                        27,623,995
                                                                                         ------------
      Stockholders' Deficiency
          Preferred Stock, $0.001 par value,
            Series A, 200,000 shares issued and outstanding                                       200
          Common Stock, $0.001 par value, 50,000,000 shares authorized,
            36,018,136 issued and outstanding                                                  36,018
          Additional paid in capital                                                       40,076,725
          Accumulated other comprehensive loss                                             (8,763,157)
          Accumulated deficit                                                             (45,411,800)
          Less: subscription receivable                                                    (5,647,822)
          Less: deferred costs                                                             (1,625,911)
                                                                                         ------------
                  Total stockholders' deficiency                                          (21,335,747)
                                                                                         ------------
TOTAL LIABILITIES & STOCKHOLDERS'  DEFICIENCY                                            $  6,288,248
                                                                                         ============

     See accompanying notes to unaudited consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For The Three Months Ended
                                                                 March 31,
                                                       --------------------------------
                                                           2006              2005
                                                       ------------   -----------------
                                                                      RESTATED - NOTE 1
Sales                                                  $  2,667,586      $  2,533,686

Cost of goods sold                                        2,197,200         2,049,933
                                                       ------------      ------------
Gross profit                                                470,386           483,753

    Marketing, selling, general & administrative          1,473,233         2,254,327
                                                       ------------      ------------
       Total operating expense                            1,473,233         2,254,327
                                                       ------------      ------------
Loss from operations                                     (1,002,847)       (1,770,574)

Other Income/(Expense)
    Other income                                              6,493            10,000
    Interest income                                              --             1,526
    Interest expense                                     (4,869,319)       (1,344,038)
    Change in fair value of derivative                   (4,029,608)       10,136,310
    Other expense                                        (1,626,367)              (10)
    Gain on disposal of fixed assets                        (11,430)               --
                                                       ------------      ------------
       Total other income/(expense)                     (10,530,231)        8,803,788
                                                       ------------      ------------
Net (loss) income                                       (11,533,078)        7,033,214
                                                       ------------      ------------

Unrealized loss on subscription receivable                 (521,053)               --
                                                       ------------      ------------
Comprehensive (loss) income                            $(12,054,131)     $  7,033,214
                                                       ============      ============
Preferred stock dividends                                   (32,878)          (33,390)
                                                       ------------      ------------

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS     $(11,565,956)     $  6,999,824
                                                       ============      ============

Net (loss) income per share - Basic                    $      (0.37)     $       2.07
                                                       ============      ============

Net (loss) income per share - Diluted                  $      (0.37)     $       1.95
                                                       ============      ============

Weighted Average Shares Outstanding - Basic              30,981,381         3,380,528
                                                       ============      ============

Weighted Average Shares Outstanding - Diluted            30,981,381         3,580,528
                                                       ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                             2006              2005
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                 $(11,533,078)     $  7,033,214

Adjustments to reconcile net loss to
  net cash used in operating activities:
Bad debts                                                                         354                --
Depreciation                                                                   22,645            22,605
Amortization of deferred consulting and compensation                          406,260           105,000
Fair value of derivative liabilities                                          765,529         1,143,991
Amortization of debt discount and fees to interest expense                  2,666,757           485,373
Amortization of intangibles                                                   100,579           107,969
Amortization of capital funding costs                                       1,254,598           264,689
Liquidated damages for failure to timely file registration statement          261,000            81,000
Default premium -  Laurus Master  Fund                                        166,281                --
Stock based loan fee                                                          375,769                --
Stock based services                                                          218,997            12,391
Loss on disposition of fixed assets                                            11,430                --
Change in the fair value of derivative liabilities                          4,029,608       (10,136,310)

Changes in operating assets and liabilities:
Accounts receivable                                                          (186,802)           36,044
Inventory                                                                     (61,137)           88,043
Other current and non-current assets                                           18,613           381,876
Accounts payable                                                              109,341            (9,116)
Accrued expenses                                                              137,512            27,822
Other current and non-current liabilities                                       1,250            14,616
                                                                         ------------      ------------

Net cash used in operating activities                                      (1,234,494)         (340,793)
                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                                                           --            (5,887)
Proceeds from disposition of fixed assets                                       3,420                --
                                                                         ------------      ------------

Net cash provided by (used in) investing activities                             3,420            (5,887)
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non - related party loans                                     4,883,531           300,000
Payment of Laurus default premium                                            (692,839)               --
Repayment of non - related party loans                                     (2,840,224)          (55,441)
Capitalized funding costs                                                    (254,500)               --
Cash overdraft                                                                 (2,121)          127,159
Proceeds from related party loans                                              50,000                --
                                                                         ------------      ------------
Net cash provided by financing activities                                   1,143,847           371,718
                                                                         ------------      ------------
Net cash increase                                                             (87,227)           25,038
Cash at beginning of year                                                      93,744            84,326
                                                                         ------------      ------------
Cash at end of period                                                    $      6,517      $    109,364
                                                                         ============      ============
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
     Interest paid                                                       $    836,935      $    117,602
     Taxes paid                                                                    --                --

     See accompanying notes to unaudited consolidated financial statements.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

         These acquisitions were accounted for under the purchase method of business combinations.

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

         REVENUE RECOGNITION

         The Company follows the criteria of the Securities and Exchange Commission Staff Accounting Bulletin 104 for revenue recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company recognizes revenue upon acceptance of delivery of its product by its customers at agreed prices. Based on market conditions, the Company or its suppliers may choose to promote certain brands by offering free product or case volume discounts. The cost of any supplier- sponsored promotion is recoverable in whole or in part from the supplier. The Company follows the guidance of Emerging Issues Task Force (EITF) Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer" and
         (EITF) Issue 02-16 "Accounting By a Customer (Including a Reseller) for Certain Considerations Received from Vendors." Accordingly, the Company does not recognize revenue on free promotional products, discounts or rebates received. These incentives are recognized as a reduction of the cost of products. Promotional products given to customers are recognized as a cost of sales, net of any charge-backs received from vendors. Cash incentives provided to customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

         DERIVATIVE INSTRUMENTS

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

         SHARE-BASED PAYMENTS

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No.
         25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS 123R will have a material impact on its results of operations. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. The Company did not issue any stock options as of the quarter ending March 31, 2006.

         RECENT ACCOUNTING PRONOUNCEMENTS

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

         RECLASSIFICATION

         Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on the reported net loss.

         RESTATEMENT OF 2005

         There were adjustments to the 2005 statement of operations attributable to SFAS 133 and EITF 00-19. The adjustments were as follows:

              (A) Selling, General & Administrative: A net decrease of $137,860.

              (B) Interest Expense: An increase of $603,559. This was
                  attributable to a reclassification of $156,651 in loan fees from selling, general and administrative expenses. $278,408 was reclassified from dividends paid and the balance of $168,500 was a result of expense attributable to derivatives.

              (C) Other Income: An increase of $10,136,310 attributable to the change in fair value of derivatives.

              (D) Preferred Stock Dividends: A decrease of $287,408. This was attributable to a reclassification to interest expense.

NOTE 3 - NET LOSS PER COMMON SHARE:
----------------------------------

         Basic net income (loss) per common share (basic EPS) does not include common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Xstream. For the three months ended March 31, 2006 and 2005, the diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was antidilutive, with the exception of 200,000 common shares equivalents pursuant to shares issuable pursuant to the conversion of 200 preferred a shares during the three-month period ended March 31, 2005. The total outstanding warrants which have been excluded from the calculation of loss per share, were 9,957,548 and 5,035,904 at March 31, 2006 and 2005, respectively. In addition the company has Series A Cumulative Convertible Preferred Stock that could convert into 200,000 and 200,000 shares of common stock and Series B Convertible Preferred Stock that could convert into 5,145,550 and 3,628,510 shares of common stock at March 31, 2006 and 2005, respectively. The Company also has Preferred Series B dividends that could convert to 119,744 shares and 58,867 shares of common stock as of march 31, 2006 and 2005, respectively. The preferred series b stockholders also have accrued liquidated damages for the failure to file the sb-2 registration statement. These could convert to 426,616 shares and 136,800 shares of common stock as of March 31, 2006 and 2005, respectively. The Company has Convertible Notes that could convert into 353,381 and 384,615 shares of common stock as a result of the Master Distributors acquisition; 4,444,444 and 3,628,510 shares of common stock as a result of the laurus secured note (see note 19 - Long Term Notes Payable) and 7,234,706 shares and 305,031 shares, as a result of the Term Notes (See
         Note 14 - Convertible Term Loan) at March 31, 2006 and 2005. The potential dilutive effects of the convertible preferred stock, dividends, liquidated damages and convertible notes have been excluded from the calculation of net loss per common share.

         Basic earnings per share (EPS) for the periods ended March 31, 2006 and 2005 were determined by dividing net income for the years by the weighted average number of common shares outstanding. Diluted earnings per share for the periods ended March 31, 2006 and 2005 included the effect of 200,000 shares of the Company's series "A" convertible preferred stock, as more fully described in Note 21(Stockholders' Deficiency and Recapitalization). Each share of the Company's series "A" convertible preferred stock is convertible into one share of common stock. In 2006, common stock equivalents were excluded from the computation of diluted earnings per share as they would be antidilutive.

         The reconciliations of the denominators of the basic and diluted EPS computations are as follows:


                                                       MARCH 31,    MARCH 31,
                                                         2006         2005
                                                     -----------   ----------

         Denominator for Basic EPS                    30,981,381    3,380,528
                                                     ===========   ==========


         Weighted average effect on denominator for
         Basic EPS                                    30,981,381    3,380,528

         Effect of series "B" convertible preferred
         stock                                                --      200,000
                                                     -----------   ----------


         Denominator for Diluted EPS                  30,981,381    3,580,528
                                                     ===========   ==========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 4 - OTHER RECEIVABLES:
--------------------------

         The Company began conducting business with a distribution partner servicing the Pacific Northwest, in an effort to expand its current distribution channel during fiscal 2005. As a result, the Company purchased raw materials and inventory to initiate the distributor partnership; the balance due from the new distributing partner as of March 31, 2006 is $68,129.

         The subscription receivable balance of $259,308 as of March 31, 2006 represented the remaining proceeds from the $4,000,000 secured term loan issued by Laurus Master Fund, remitted to the Company in April 2006 (See Note 19 - Long Term Notes Payable).

         The remaining balance of $4,870 is comprised of returned checks from current customers and miscellaneous credits with vendors.

NOTE 5 - INVENTORY:
------------------

         Inventories are stated at the lower of cost or market determined in a "first-in, first-out" basis. The inventory balance consisted of the following:

                                                      March 31, 2006
                                                      --------------
         Resalable products                            $  765,221
         Proprietary brand raw materials                   33,681
                                                       ----------
         Total:                                        $  798,902
                                                       ==========

NOTE 6 - PREPAID EXPENSES:
-------------------------

         The prepaid expense balance consisted of the following:

                                                      March 31, 2006
                                                      --------------
         Warehouse/Office Supplies                     $   18,118
         Service Contracts                                  7,763
         Rent                                               8,135
         Insurance                                         22,203
                                                       ----------
         Total:                                        $   56,219
                                                       ==========

NOTE 7 - FIXED ASSETS:
---------------------

         Depreciation expense for the three months ending March 31, 2006 and March 31, 2005 was $22,645 and $22,605, respectively.

         Property and equipment at March 31, 2006 is as follows:

                                                      March 31, 2006
                                                      --------------
         Delivery Trucks                               $   95,199
         Warehouse Equipment                               38,987
         Coolers                                           72,777
         Office Equipment                                  99,947
         Furniture & Fixtures                              14,945
         Leasehold Improvements                            36,758
                                                       ----------
                                                          358,613
         Less: Accumulated depreciation                  (160,398)
                                                       ----------
         Net                                           $  198,215
                                                       ==========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 8 - CAPITALIZED FUNDING COSTS, NET:
---------------------------------------

         The table below summarizes the balance of capitalized funding costs as of March 31, 2006:

                                                            March 31, 2006
                                                            --------------
         Capitalized Funding Costs                            $4,987,823

         Accumulated Amortization:                            (3,311,258)
                                                              ----------
                  Total:                                      $1,676,565
                                                              ==========

         In March 2004, the Company entered into a placement agent agreement to assist with capital raising activities. The Company closed on first of two financing transactions on May 14, 2004 (See Note 15 - Current Portion, Long Term Debt) upon which a placement agent fee was paid according to the terms of the agreement. The Company issued 426,250 common stock purchase warrants, at a fair market value of $1,879,809 (valued using the Black-Scholes model) resulting in capitalized funding costs of $1,879,809 to be amortized over the 36 month term of the financing agreement (See Note 21 - Stockholders' Deficiency and Recapitalization). The debt instrument attributed to these warrants was refinanced on March 31, 2006; the Company amortized the remaining balance of capitalized funding costs in the amount of $861,579 for the three months ending March 31, 2006, while recognizing $156,651 for the same period in 2005.

         In connection with the same financing, the Company paid from net proceeds $131,000 in legal and closing costs. Due to the debt refinancing, the Company amortized the balance of capitalized funding costs of $60,042 for the three months ending March 31, 2006; amortized funding costs for the three months ending March 31, 2005 were $10,917. (See Note 19 - Long Term Notes Payable)

         On March 31, 2006, the Company refinanced the Secured Convertible Loan with the Laurus Master Fund. The Company paid from net proceeds $254,500 in legal and closing costs which will be amortized over the 36 month term of the notes.

         The Company closed a second financing transaction on July 30, 2004 (See
         Note 19 - Long Term Notes Payable ). The Company issued 423,529 common stock purchase warrants, realizing a fair value of $1,359,712 recorded to capitalized funding costs (valued using the Black-Scholes model); the value is being amortized over the 42 month term of the financing agreement (See Note 21 - Stockholders' Deficiency and Recapitalization). The Company recognized amortized funding costs of $97,122 and $97,122, respectively, for the three months ending March 31, 2006 and 2005. The remaining balance of unamortized funding costs attributable to this transaction is $712,230.

         In June 2005, the Company entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. To execute the agreement, Cogent was to receive $300,000 as an initiation fee along with $28,500 for legal fees. These costs are being amortized over the 42 month term of the agreement; the Company recognized an expense of $23,577 with a remaining balance of $258,035 as of March 31, 2006. There were no comparable expenses for the three months ending March 31, 2005. (see
         Note 18 - Derivative Liability) The Company also issued 394,729 warrants to an investment banker as a placement agent fee. The warrants had a term of five years at an exercise price of $0.76 and were considered to have a fair value of $240,902 (valued using a Black-Scholes Model); an expense of $17,221 was recognized, with a remaining balance of $188,474 as of March 31, 2006. There were no comparable expenses for the three months ending March 31, 2005.

         Pursuant to the terms of the Financial Advisory and Investment Banking Agreement executed in April 25, 2005, the Company paid a placement agent fee of $301,950, or 10% of the gross units sold in the debt financing placement along with legal fees and administrative expenses of $106,804. The fees are being amortized over the term of notes which have maturity dates ranging from July 6, 2006 through November 8, 2006. The Company recognized an expense of $100,952 with a remaining balance of $142,811 as of March 31, 2006 (see Note 14 - Convertible Term Loan). The agreement also contains a provision whereby the Placement agent would be granted warrants to purchase shares of restricted common in consideration of placement agent fees for the same debt financing placement. As of March 31, 2006 the Company has issued 699,253 warrants with an exercise price of $0.76, a term of five years and a fair value of $384,666 (valued using the Black-Scholes model). The Company recognized an expense of $98,083, with a remaining balance of $120,515.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 9 - TRADEMARKS:
--------------------

         Trademarks consist of the following:

                                                      March 31, 2006
                                                      --------------
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

NOTE 10 - CUSTOMER LIST:
-----------------------

         The table below summarizes the balance of customer lists as of March 31, 2006:

                                                            March 31, 2006
                                                            --------------
         Beverage Network of Hawaii, Inc. ("BNHI")            $   38,350
         Beverage Network of Maryland, Inc. ("BNMD")           1,973,240
                                                              ----------
                                                               2,011,590

         Accumulated Amortization:                              (706,612)
                                                              ----------
                  Total:                                      $1,304,978
                                                              ==========

         As a result of the acquisitions of the assets of Pacific Rim Natural Juice Company and Master Distributors, Inc., the Company recorded an identifiable intangible asset classified as customer lists. Acquired customer lists are considered to have a finite life pursuant to SFAS No. 142 to be amortized over the period the asset is expected to contribute to the future cash flows. The customer lists are being amortized over a five- year period. Management does not believe that there have been any events or circumstances that have resulted in the need for a revision to the remaining period of amortization as defined in SFAS No. 142.

NOTE 11 - GOODWILL:
------------------

         Acquired goodwill is considered to have an indefinite life pursuant to SFAS No. 142 and accordingly is not amortized but subject to periodic impairment tests.

         The table below summarizes the balance of goodwill as of March 31, 2006:

                                                      March 31, 2006
                                                      --------------
         Beverage Network of Hawaii, Inc. ("BNHI")     $   44,695
         Beverage Network of Maryland, Inc. ("BNMD")      847,620
                                                       ----------
                  Total:                               $  892,315
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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 12 - OTHER ASSETS:
----------------------

         The balance of other assets in the amount of $67,624 as of March 31, 2006 is comprised of rental security deposits.

NOTE 13 - LOANS PAYABLE AND LOANS PAYABLE, RELATED PARTY:
--------------------------------------------------------

         XStream Beverage, Inc. ("XBI"), a principal stockholder of the Company owned by XStream's Chairman, periodically loans money to XStream. In March 2004, the principal shareholder advanced $25,000 to the Company; XStream's loans from XBI are non-interest bearing demand note with no specified term. The balance due was $50,355 at March 31, 2006.

         In March 2006, a shareholder advanced $50,000 to the Company as an interest bearing demand note at 6% per annum with no specified term.

         Loans payable at March 31, 2006 were as follows:

         Loans Payable:

         Bank Line of Credit 6% per annum(1)                     $    8,148
         Automotive equipment loan (1)                                  923
         March 2004, interest bearing demand note 8%
          per annum, due June 2004 (loan in arrears) (1)              3,048
         March 2004, non-interest bearing, due April 2005            72,934
          due April, 2005 (loan in arrears) (1)
         July 2004, interest bearing demand note 6%
          per annum, (2) (loan in default)                           90,965
         December 2005 - May 2006, 60 day demand notes,
          fixed interest                                            615,000
                                                                  ----------
           Total Loans Payable - Other                              791,018

           Loans Payable, Related Party                             100,355
                                                                 ----------
           Total Loans Payable                                   $  891,373
                                                                 ==========
         ----------
         (1) Resulted from the acquisition of Beverage Network of Massachusetts, Inc.("BNMA")
         (2) Resulted from the acquisition of Beverage Network of Maryland, Inc. ("BNMD")

         On September 29, 2005 we received a notice of default under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc. The note holder is demanding payment of $90,965 which includes outstanding principal and interest due. We do not know at this time what action, if any, the note holder may take.

         From December 2005 to March 2006, the Company executed sixty day demand notes to investors that resulted in $550,000 of proceeds to the Company. The notes contain maturity dates ranging from February 23, 2006 to May 1, 2006 and contain provisions for fixed interest that amounts to $65,000. There is a provision in the notes whereby the holders received, in aggregate, 532,500 shares of restricted common stock which the Company valued at $183,725. The value is being amortized over the term of the notes; interest expense of $129,175, with a remaining deferred balance of $51,923 was recognized for the three months ending March 31, 2006. The Company also issued 1,875,000 share of its common stock as a pledge of collateral for the notes (See
         Note 21 (B) - Stockholders' Deficiency and Recapitalization).

NOTE 14 - CONVERTIBLE TERM LOAN:
-------------------------------

         The balance of the convertible term notes, accrued interest and related debt discount at March 31, 2006 is as follows:

                   Term note 18% per annum                       $  625,000
                   Term note 12% per annum                        3,019,500
                   Accrued interest                                 360,609
                   Less: debt discount                             (984,368)
                                                                 ----------
                                                                 $3,020,741
                                                                 ==========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

         The Company secured $725,000 from investors resulting from a debt placement offering originating in February 2005. The debt instruments are convertible term notes at 18% per annum, with maturity dates ranging from September 1 to November 15, 2005. The net proceeds received by the Company was $725,000 to be used as general working capital. As a pledge for collateral, the Company issued 100,000 shares of restricted common stock to be held in escrow. Should the Company default, the exercise price of the warrants automatically reduce by 5% for each 30 day period in which the Company remains in default. Attached to the notes was a provision whereby the purchasers were issued common stock warrants, with a five year term and exercisable at $1.50, in an amount equiv- alent to the face value of each note. The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The 725,000 warrants issued to the debt holders were valued at $635,511 and recorded to derivative liability (See Note 21 (C) - Stockholders' Deficiency and Recapitalization).

         In September 2005, we received a notice of default under the terms of two secured promissory notes issued by us in to investors in the aggregate principal amount of $200,000. These notes were due and payable by us on September 1, 2005. As collateral for these notes we pledged 100,000 shares of our common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of our common stock owned by him. The Company has repaid $100,000 of the principal balance, however, the note holders are demanding payment of $233,279. In February 2006, the Company executed an agreement in consideration of 2,500,000 shares of restricted common stock, to defer payments of these note holders until May 10, 2006. The shares were valued at 1,050,000 and the Company recognized interest expense of $272,222 with a remaining deferred balance of $777,778 as of March 31, 2006 (See Note 21 (B) - Stockholders' Deficiency and Recapitalization).

         In January 2006, the Company executed an agreement with the remaining note holders to defer all payments until March 31, 2006. In consideration, the Company issued an aggregate of 550,000 restricted shares valued at $148,500 and recognized the entire amount as interest expense for the three months ending March 31, 2006 (See Note 21 (B) - Stockholders' Deficiency and Recapitalization).

         As of July 5, 2005, the Company has completed the sale of $3,019,500 units of its securities to 44 institutional and/or accredited investors. The units consisted of $100,000 principal amount of convertible notes, warrants to purchase 100,000 shares of common stock at an exercise price of $0.76 per share with a term of five years and 10,000 shares of common stock. The maturity date of the notes range from July 6 through November 8, 2006 and bear interest at the rate of 12% per annum payable at the maturity date or upon conversion of the notes if prior to the maturity date. The holders of the notes have the option to convert the notes into common shares of the Company at a price equal to the public offering price of common shares of the Company in any underwritten registered public offering involving common stock of the Company less a discount of 20%. If the Company does not complete a public offering prior to maturity, the holders may, at their option, convert their notes at maturity into common shares at a price of $0.76 per share, subject to adjustment in the event of any dilution events. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the conversion price from $0.76 to $0.45. The transaction resulted in net proceeds of $2,610,766 to be used for general working capital, after payment of offering costs and fees of $408,734. As of March 31, 2006, the Company reflected a balance of principal and interest due of $3,255,618. The Company allocated $2,885,290 to debt discount; it recognized interest expense from debt discount amortization of $716,236 with a remaining balance of $984,368 to be amortized through fiscal 2006. (See Note 18 - Derivative Liability)

         The 301,950 shares of common stock, issued to the debt holders, were valued at $236,471 and are being amortized over the term of the notes. The Company recognized an expense of $59,376 with a remaining deferred component of $75,487 as of March 31, 2006. (See Note 21 (B) - Stockholders' Deficiency and Recapitalization).

         Notice of Default:

         The event of default under the Laurus Secured Convertible Term Note (see Note 19 - Long Term Notes Payable), prior to being paid as of March 31, 2006, has triggered an event of default under unsecured promissory notes in the aggregate principal amount of $3,019,500 which we issued to an aggregate of 44 purchasers in a private placement of our securities between June and November, 2005. At the option of the holders of greater than 50% of the face amount of these outstanding notes, the notes will become immediately due and payable. We do not know at this time what action, if any, the note holders may take.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 15 - CURRENT PORTION, LONG TERM DEBT & DEBT DISCOUNT:
---------------------------------------------------------

         The current portion of long term debt and debt discount as of March 31, 2006 is as follows:

         Interest bearing demand note 6% per annum, due
         April 2012 (Maui Trademark)                      $  173,601
         Secured 6% convertible note ("BNMD")              2,094,422
         Senior secured note ("Laurus")*                     300,000
                                                          ----------
          * (see Note 19 - Long Term Notes payable)        2,568,023
                                                          ==========

         On July 9, 2004, the Company's wholly owned subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), (a Florida Corporation) announced it has completed the acquisition of substantially all of the assets and certain liabilities of Master Distributors, Inc. Pursuant to the terms of the agreement, the Company issued a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum. The Company executed an amended agreement to defer all payment of the note until June 15, 2005. The holder, at his discretion, may elect to receive XStream stock in lieu of a cash payment. The minimum conversion is $25,000 at a predetermined value of $5.20 per share. In January 2005, the Company issued 150,000 shares of restricted common stock to the principal owner of Master Distributors, Inc. as consideration for deferring all debt payments until June 15, 2005. In September 2005, the Company received a notice of default from the principal owner of Master Distributors. We do not know at this time what action, if any, Master Distributors, Inc. may take. The balance due as of March 31, 2006 is $2,094,422.

NOTE 16 - ACCRUED EXPENSE-SALARIES, ACCRUED EXPENSE-OTHER:
---------------------------------------------------------

         Effective February 5, 2004, the Company executed revised employment agreements for its Chairman, President, and Vice President stipulating an annual base compensation of $130,000 each. Accrued Compensation reflecting officers, new hires, and acquisitions, for the period ending March 31, 2006 was as follows:

         Accrued Expense-Salaries: Officers/Directors     $  458,357
         Accrued Expense-Salaries: Other                     292,472
         Accrued Expense-Liquidated Damages                  171,977
         Accrued Expense-Cogent                            1,150,470
         Accrued Expense-Taxes                               335,171
         Accrued Expense-Other                                 8,906
                                                          ----------

                                Total Accrued Expenses:   $2,417,353
                                                          ==========

         The Company has accrued salaries of $458,357, in aggregate, due to the Chairman, President and Vice President. The remaining accrued salaries balance of $292,472 consists of $255,564 of current payroll due to non-officers/directors and $36,908 due to a former employee.

         The Series B preferred shareholders have a provisions contained within the registration rights agreement that stipulate they are entitled to liquidated damages if the SB-2 registration statement is not effective by a specified date. The Series B preferred offering resulted in gross proceeds of $2,160,000 with liquidated damages accruing at 2% for month 1 (September 2004) and at 1.25% for each month thereafter (October 2004
         - March 2006) until the registration is effective. The Company has the option to remit payment of the liquidated damages by issuing more series B preferred stock. The balance of accrued series B preferred liquidated damages is $171,977 as of March 31, 2006.

         The Laurus Master Fund, Ltd. registration rights agreement executed in May 2004 also contained a provision for liquidated damages; this transaction resulted in gross proceeds of $3,000,000 with liquidated damages accruing at 2% per month for not having the SB-2 effective (commencing August 14, 2004). On March 31, 2006 the secured convertible loan associated with the registration rights agreement was refinanced and the balance of $1,170,000 of accrued liquidated damages was paid with the issuance of the $2 million secured convertible note on March 31, 2006. (See Note 19- Long Term Notes Payable)

         In June 2005, The Company has entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. Under the terms of the equity swap, the 15,789,472 common shares and the bonds are maintained in escrow until the earlier of 42 months or such time as all of these shares are covered by an effective registration statement filed with the SEC. During the period of the escrow, Cogent Capital Corp. will also receive from the swap agreement, interest earned on the $15,000,000 at a rate equal to LIBOR +125 basis points, payable monthly. The balance of accrued expenses and interest due to Cogent as

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

         of March 31, 2006 is $1,150,470. (See Note 22 - Subscription
         Receivable)

         Under the terms of the Secured Convertible Term Note issued by us to Laurus Master Fund, Ltd. in May 2004, this judgment constituted an event of default. As security for this note we have granted a security interest to Laurus Master Fund, Ltd. in all of our assets, the obligations under the secured convertible term note have been guaranteed by our subsidiaries, and we have pledged the stock of all of our current and any future subsidiaries acquired by us during the term of the secured convertible term note. As a result of this default, Laurus Master Fund, Ltd. is entitled to 2% default premium in addition to the stated interest rate currently accrued on the remaining balance of the note per month. On March 31, 2006 the secured convertible note was refinanced and the balance paid. The balance of accrued interest associated with the default premium in the amount of $332,563 was forgiven.

         The Company is legally pursuing a former payroll processor, Florida Employer Solutions, Inc. (FES), for restitution in the form of reimbursement of payroll taxes monies that the payroll processor failed to pay on behalf of the Company. The balance due is $335,171 as of March 31, 2006.

NOTE 17 - DIVIDENDS PAYABLE:
---------------------------

         The Series B Preferred pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of the Company's common stock or additional shares of Series B Preferred. The dividends payable as of March 31, 2006 was $53,885.

NOTE 18 - DERIVATIVE LIABILITY:
------------------------------

         The Company recognized liabilities for the following derivatives at the date of their issuance during the three-month period ended March 31, 2006 and 2005, respectively:

                                           During the three-month period
                                                  Ended March 31,
                                           -----------------------------
                                                 2006         2005
                                              ----------   ----------
         Embedded conversion
         features and liquidated damages
         and freestanding warrants issued
         to investors-
         $2,000,000 senior convertible note   $2,599,716   $       --
         Term loans                                   --      203,050
         Freestanding warrants issued to
         placement agents
         Other warrants                               --       23,931
                                              ----------   ----------
                                              $2,599,716   $  226,981

         The fair value of the derivative liabilities at March 31, 2006 are as follows:

         Embedded conversion features and
           liquidated damages and
           freestanding warrants issued
           to investors-
           $3,000,000 convertible note          $   299,255
           $2,000,000 senior convertible note     2,599,716
           Series B preferred shares              4,294,044
           Term loans                             3,936,701
           Freestanding warrants issued to
           placement agents
           $3,000,000 convertible note              137,110
           Series B preferred shares                138,937
           Term loans                               243,680
           Other warrants                           595,422
                                                -----------
                                                $12,244,865

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

         The Company used the following assumptions to measure the identified derivatives as follows:

Embedded conversion feature and liquidated damages

                                                    During the three-month
                                                  Period ended March 31, 2006   At March 31, 2005
                                                  ---------------------------   -----------------
         Market price:                                    $     0.40                $     0.40
         Conversion price:                                $     0.45                $0.45-1.50
         Term:                                               3 years            2.55-4.0 years
         Volatility:                                             146%                      146%
         Risk-free interest rate:                               4.73%                     4.73%
         Maximum liability:
         $3,000,000 convertible note                      $9,000,000                $       --
         $2,000,000 senior convertible note                3,680,000                        --
         Series B preferred shares                         5,817,159                 5,817,159
         Term loans                                        7,573,218                 3,544,738

Freestanding warrants
                                                At March 31, 2006
                                                -----------------
         Market price:                                $    0.40
         Exercise price:                              $0.20-100
         Term:                                  2.75-4.25 years
         Volatitlity:                                       146%
         Risk-free interest rate:                          4.73%
         Outstanding other
           options and warrants                       9,957,548

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

         During the three-month period ended March 31, 2006 and 2005, the Company allocated $2,000,000 and $203,050, respectively, of the fair value of the derivatives issued in connection with the debt, at their date of issuance, to debt discount. The excess of the fair value of the derivative liabilities over the debt discount has been recognized as other expense, which amounts to $765,528 and $0 during the three-month period ended March 31, 2006 and 2005, respectively.

         During the three-month period ended March 31, 2005, the Company allocated $23,931 of the fair value of the derivatives issued in connection with services performed by consultants to consulting expenses.

         The variation in fair value of the derivative liabilities between the measurement dates amounted to an increase of approximately $(4.1) million and a decrease of $(5.4) million during the three-month period ended March 31, 2006 and 2005, respectively. The decrease in fair value of the derivative liabilities has been recognized as other income and the increase has been recognized as other expense.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 19 - LONG TERM NOTES PAYABLE:
---------------------------------

         The current portion of long term debt and debt discount as of March 31, 2006 is as follows:

         43.2 shares of Series B Convertible Preferred Stock        2,160,000
         Senior Secured convertible note ("Laurus")                 2,000,000
         Senior secured note ("Laurus")                             4,000,000
         Less: Debt discount Convertible Preferred Stock             (891,429)
         Less: Debt discount Secured convertible note ("Laurus")   (2,000,000)
         Less: Debt discount on senior secured note                  (331,625)
         Less: Current portion of senior secured note *              (300,000)
                                                                   ----------
                                                                   $4,636,946
                                                                   ==========
         ---------
         * (see Note 15 - Current Portion, Long Term Debt)

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of its Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term. The balance of the $2,160,000 gross proceeds, less debt discount of $891,429, is reflected as of March 31, 2006 (See Note 21 (A) - Stockholders' Deficiency and Recapitalization).

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

         The Company recorded a debt discount of $3 million to be amortized over the term of the note. On March 31, 2006, the debt was retired as a result of issuing the $4 million secured, non- convertible note. The remaining balance of debt discount, $1,375,000, was amortized to interest expense for the three months ending March 31, 2006.

         A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 2% of the note balance, per month, accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, and resubmitted on October 14, 2005. The registration statement has not been declared effective as of March 31, 2006. The Company recorded liquidated damages attributable to the registration statement in the amount of $1,170,000 which were paid with the issuance of the $2 million secured convertible term loan as of March 31, 2006. (See Note 16 - Accrued Expenses Salaries, Accrued Expense Other).

         On March 31, 2006, the Company issued a $4 million secured note, a $2 million senior secured convertible note and a $4 million line of credit ("Laurus Debt"). The Laurus Debt bears interest at the highest of 9% or prime plus 2% and matures in March 2009. Interest is payable monthly.

         Principal on the $4 million secured note is payable monthly as follows:
         $75,000 a month between December 2006 and November 2007, $137,500 a month between December 2007 and November 2008, $187,500 a month between December 2008 and March 2009, with the remaining balance due in March 2009.

         Additionally, if the Company's cash flows from operating activities adjusted for the aforementioned principal repayments ("Excess Cash flows") exceeds the fixed principal repayments, the Company shall make additional principal repayments of 50% of the Excess Cash Flows. The $2 million senior convertible note is convertible at a fixed rate of $0.45 per share.

         In the event of default, the Laurus Debt bears interest at 2% per month a default payment amounting to 130% of the outstanding principal at the time of default.

         The funds received from the Laurus Debt were used to repay approximately $2.8 million of principal and interest due on a $3 million convertible note and to satisfy approximately $1.5 million in liquidated damages and accrued default interest. The balance of $259,308 was sent to the Company for working capital. The Laurus Debt outstanding at March 31, 2006 amounts to the $4 million secured note and the $2 million senior secured convertible note. The $4 million line of credit is unused at March 31, 2006.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

NOTE 20 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

         (A) FACILITY LEASES

         Effective December 1, 2003, XStream terminated its month-to-month lease at its corporate headquarters in Boca Raton and co-located with its subsidiary, BNSF. BNSF renewed the lease for twelve months in November 2004. The current facility is 7,200 sq. ft. at a monthly rate of $4,776. On October 24, 2005, the facility was rendered uninhabitable due to damage sustained during Hurricane Wilma. The current lease expired on November 30, 2005 and the Company opted not to renew the lease for the current space and rented an executive suite while trying to secure a more permanent space. The month-to-month rental was approximately $1,350 per month. In February 2006, Xstream executed a 5 year sublease beginning in March 2005. The space is approx- imately 4,900 square feet at a rate of $12.50 per sq. ft. Rent expense was $6,387 for the three months ending March 31, 2006.

         BNSF moved its inventory to a warehouse facility on a month-to-month basis with no lease agreement at a cost of approximately $500 per month; in addition the BNSF incurs charges for loading and handling for the inventory. Rent expense for the three months ending March 31, 2006 was $2,540.

         BNCT leases a 13,622 square foot facility in Bristol, CT. The rent is $5,676 per month and the lease expires in October 2008. Rent expense for the three months ending March 31, 2006 was $17,027.

         BNHI assumed the current lease as part of acquiring the assets of Pacific Rim. The terms were month-to- month with rent of $1,038 per month. In March of 2004, BNHI entered into a month-to-month lease agreement for management facilities with monthly rent of $2,000. The space was being utilized as housing for marketing consultants and other individuals active in expanding the brand and current distribution territory. Subsequently, in April 2005, Xstream entered into a three year lease agreement for the benefit of BNHI. The lease provides for 2,750 square feet of retail, office, and warehouse space at a cost of $2,750 per month plus real estate taxes and escalation. Rent expense charged to operations for the three months ending March 31, 2006 was $19,327.

         BNMA assumed the lease from Ayer Beverage, Inc., consisting of a 4,300 square foot facility at a cost of $1,425 monthly. On June 1, 2004, BNMA entered into a second lease agreement for 13,500 sq. ft. of space located in Lawrence, MA. The terms are month-to-month at a cost of $5,000 per month; the lease was terminated in November, 2004. BNMA renewed the assumed lease from Ayer Beverage, Inc. in June 2005 at a monthly rate of $1,688. Rent expense charged to operations for the three months ending March 31, 2006 was $5,768.

         BNMD assumed the lease from Master Distributors, Inc., consisting of a 70,261 square foot facility at a current cost of $24,775 monthly. The current lease expires on March 31, 2008, and the Company is provided with an annual credit each March, equivalent to one months' rent. BNMD also subleases to four tenants 12,250 sq. ft. of warehouse space along with parking spaces adjacent to the building. The total space subleased yielded and $12,550 per month. The sublease rent is offset against rent expense. The total rent charged to operations for the period ending March 31, 2006 was $9,900.

         (B) EMPLOYMENT AGREEMENTS

         See Note 16 for details regarding accrued compensation.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

         (C) LITIGATION

         Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Kraft Foods, Inc. in the Superior Court of the County of Middlesex, Commonwealth of Massachusetts with respect to Civil Docket Number MICV2005-02503. For financial reasons we were unable to contest the plaintiff's claims and on August 26, 2005 a default order was entered in favor of Kraft Foods, Inc. against Beverage Network of Massachusetts, Inc. On October 4, 2005 Beverage Network of Massachusetts, Inc. was served with an execution order in the amount of $91,902.44, which includes costs. We have agreed the terms of a payment plan with the plaintiff's attorney. Whereby we have agreed to remit monthly payments of $14,172 until the entire balance is paid.

         On September 12, 2005 we received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. These notes were due and payable by us on September 1, 2005. As collateral for these notes we pledged 100,000 shares of our common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of our common stock owned by him. The note holders are demanding payment of $328,814. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. On March 16, 2006, we reached agreement with the two note holders whereby we would redeem the notes and make all payments due to the note holders thereto, on or before March 31, 2006 in exchange for which agreement, we granted each note holder 750,000 shares of our common stock. We also issued in escrow, 500,000 shares of our common stock to each note holder which would be subject to release from escrow on March 31, 2006 should the notes not be redeemed by that date. We failed to redeem the notes and consequently, the shares in escrow have been released by the escrow agent to the note holders. No further agreement has been discussed or reached with these two note holders. The default under these notes created another event of default under the unsecured promissory notes in the principal amount of $3,019,500.

         On September 29, 2005 we received a notice of default from Morris Stodard and Master Distributors, Inc. under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc. as well as under an employment agreement with Mr. Stodard. The note holder is demanding payment of $517,735 which he asserts is the amount of outstanding principal and interest due under the note, as well as amounts due under the employment agreement. We continue to make payments to Mr. Stodard and Master Distributors based on the balances that were reflected at the time of the Master Distributors acquisition. The balance of payments due to Mr. Stodard and Master Distributors was $132,631 as of April 15, 2006. The default under this note has created another event of default under the unsecured promissory notes in the principal amount of $3,019,500.

         In October 2005, American Beverages Inc filed a demand against beverage Network of Connecticut and Beverage Network of Massachusetts in the amount of $69,452. We have reached agreement on a settlement plan with their attorneys.

         In October 2005, Good-O Beverages was awarded a judgment on the amount of $28,500 against beverage Network of Connecticut for product ordered by us in fiscal 2004. We have made regular payments in settlement of this amount and there is a balance of $3,900 as of May 15, 2006.

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

         In February, 2006 we received a demand letter from Ayer Beverage, Inc. in the amount of $72,934 for payments due under the Purchase and Sale Agreement between Ayer Beverage and Beverage Network of Massachusetts. Under the same agreement, we are also required to make payments under obligations that we assumed for $7,889 plus costs and interest to Citizen's Bank and $30,000 to Mr. Tom MacIntire. We have reached agreement with Mr. Lehan and Ayer Beverages to pay the obligations to Mr. MacIntire and Citizen's Bank in full and pay Ayer Beverage $36,467 followed by three monthly payments thereafter of $9,467. As of May 15, 2006, we have made a payment of $7,000 to Citizen's Bank.

         In February 2006, Total Beverage Network received a demand from Le Natures, Inc in the amount of $17,057 for product that was ordered in 2004 but not paid in full. We are working with their attorney to reach a settlement agreement.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

         In March of 2004, we contracted with Florida Employer Solutions Inc. to handle our company's payroll, payroll added costs and certain other employee benefits such as health insurance. The collection and payment of payroll taxes was an integral part of this service. In June 2005, we were informed by the Internal Revenue Service that we were in default of certain payroll tax related payments, which monies had been paid by us to Florida Employer Solutions for tax payment purposes. Florida Employer Solutions has admitted to us and to the IRS that they had not made the mandatory payments when due and have agreed to repay all monies owed to the IRS in this regard. We believe that the total amount due to the IRS is approximately $300,000, which includes unpaid taxes as well as interest and penalties. The IRS have agreed to waive penalties upon receiving the principal balance due. In September 2005 we filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida against Florida Employer Solutions, Inc. and Luis Ferrer and Maria G. Legarda, officers of Florida Employer Solutions. Our complaint alleges breach of contract, fraud, conversion, violation of the Florida Unfair and Deceptive Trade Practices Act and unjust enrichment and seeks judgment against Florida Employer solutions for all damages interests and costs.

         We have been advised by our attorneys that this case will be going to trial in January 2007 if the monies are not paid during a mediation hearing that will be scheduled prior to the trial date. In the event that we receive such monies, it will be applied the tax portion of the liability due the IRS.

         We have been further advised by our attorney handling this matter that on May 4, 2006, he reached a voluntary payment arrangement with the IRS whereby we would make payments to the IRS of $20,000 per month towards the outstanding tax only amount of $204,371, which amount does not include any interest or penalties. The attorney has filed an appeal with the IRS to have all penalties and interest abated and feels it is highly probable that this will occur due do the circumstances surrounding the case. In their confirmatory letter to our attorney, a copy of which is attached hereto as Exhibit the IRS agrees not to issue any further levies provided that we adhere to the voluntary payment arrangement. On May 8, 2006, the IRS garnished a bank account in the amount of $113,314; this amount has been applied to the outstanding balance owed.

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


NOTE 21 - STOCKHOLDERS'DEFICIENCY AND RECAPITALIZATION:
------------------------------------------------------

         (A) PREFERRED STOCK

         The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value. The Board of Directors is authorized to issue two series of preferred stock and to fix the designation, powers, preferences, and rights of the shares of each series. In addition, the Company may pay dividends of common stock to preferred stockholders. In October 2001, the Board of Directors authorized Series A preferred stock, which is cumulative voting and convertible and does not have dividend rights. Each share of preferred stock is convertible to one share of common stock and each share of preferred stock is entitled to 5 votes on each matter submitted to a vote of the total capital stock of the Company. There were 200,000 preferred Series A shares outstanding at March 31, 2006.

         On August 2, 2004 XStream sold 43.2 shares of Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. XStream received gross proceeds of $2,160,000. The designations, rights, and preferences of the Series B Preferred provide that the Series B shares (i) have a liquidation preference of $50,000 per share; (ii) are convertible into shares of XStream common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The conversion price is subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event, Xstream issues or sells any additional shares of common stock or other securities, which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the conversion price from $1.50 to $0.76. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the conversion price from $0.76 to

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

         $0.45. Holders are restricted in their ability to convert the Series B Preferred into common stock if at the time of conversion the number of shares of common stock to be issued, together with all other shares of common stock owned by the holder, would result in the holder owning in excess of either 4.9% or 9.9% of the then issued and outstanding shares of Company's common stock, subject to a waiver by the holder of these limitations upon 61 days notice to the Company. Gross proceeds of $2,160,000 from the issuance of 43.2 shares of Series B Preferred, five year Series A detachable common stock purchase warrants to purchase 1,440,000 shares of the Company's common stock with an exercise price of $2.00 per share and five year Series B detachable common stock warrants to purchase 720,000 shares of the Company's common stock with an exercise price of $4.00 per share. The Series B Preferred, which has a liquidation preference of $50,000 per share, is convertible into shares of the Company's common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price from $1.50 to $0.76. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the exercise price from $0.76 to $0.45. The Company recognized debt discount of $2,160,000 along with a mandatory redemption premium of $504,000, to be amortized over the 42 month term of the agreement. The Company recognized interest expense from debt discount amortization of $190,286 as of the three months ended March 31, 2006 with a remaining balance of debt discount of $891,429.

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

         In this event, the redemption price would be equal to 120% of the amount of the liquidation preference plus all accrued but unpaid dividends. Upon either occurrence, at the Company's discretion XStream can pay the redemption price in cash or shares of common stock based upon the current conversion price of $0.45.

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

         A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 1.25% of the note balance, per month, accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, and resubmitted on October 14, 2005. In December 2005, the Company issued 7.14 shares of Series B Preferred stock in lieu of payment for $357,223 of liquidated damages. The balance of accrued liquidated damages is $171,977 as of March 31, 2006. (See Note 16 - Accrued Expense Salaries, Accrued Expense Other)

         The Series B Preferred has no voting rights, it ranks senior to Xstream's common stock and to all other classes of its securities which do not specifically provide that they are senior to the Series B, but subordinate to all of the Company's indebtness, and it pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of common stock or additional shares of the Company's Series B Preferred. If Xstream chooses to pay the dividends in registered shares of the Company's common stock, the shares are valued at the then conversion price of the Series B Preferred and if Xstream chooses to pay the dividends in shares of Series B Preferred, those shares are valued at the liquidation preference of the stock. In December 2005, the Company issued 3.43 shares of Series B Preferred shares as payment of $171,622 for accrued dividends. The dividends payable as of March 31, 2006 was $53,885. (See Note 17 - Dividends Payable)

         On July 1, 2005, the Company issued 10 shares of Series B Preferred stock (convertible to 500,000 shares of restricted common stock) to a consultant pursuant to the terms of a service agreement. The shares were valued at $1.10, the closing price of the Company's common stock as of the grant date. The $550,000 value of the transaction will be amortized over the term of the agreement (see Note 21 (B) - Stockholders' Equity and Recapitalization).

         During the period of January 1, 2006 and March 31, 2006, 12.26 shares of Series B Preferred stock was converted to 806,579 shares of restricted common stock at the request of the holders. The shares were valued at par and recorded to additional paid-in-capital, with no effect on operations.

         There are 47 shares of Series B Preferred Stock issued and outstanding as of March 31, 2006.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


         (B) COMMON STOCK

         In June 2005 the Company executed a consulting agreement with a term of twelve months in consideration for services consisting of 25,000 shares of restricted common stock. The shares were valued at $1.00; the closing price on the date of grant. The Company recognized consulting expense of $6,181 with a remaining deferred component of $4,190 as of March 31, 2006.

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

         The Company executed a twelve month consulting agreement on July 1, 2005. The consultant was granted 500,000 restricted common shares and 10 Series B Preferred shares which can convert into 500,000 restricted shares (see (A) Preferred Stock above). The shares were valued at $1.10, the closing price of the stock on the agreement date. The Company recognized an expense of $271,978 with a remaining deferred component of $275,000 as of March 31, 2006.

         The Company executed a consulting agreement with a six month term commencing on July 12, 2005. The consultant was granted 10,000 restricted common shares valued at $0.95; the closing price of the stock on the grant date. The Company recognized and expense of $620 as of March 31, 2006.

         The Company issued 301,950 shares of restricted common stock to subscribers as a result of purchasing 3,019,500 units in the debt placement financing (see Note 14 - Convertible Term Loan). The shares values ranged from $0.43-$1.05, the closing price of the stock on the date subscriptions were executed. The total value was $236,471 and is being recognized of the term of the notes which contain due dates ranging from June 30, 2006 to November 8, 2006. The Company recognized interest expense of $59,376 for the three months ending March 31, 2006, with a remaining deferred balance of $75,487.

         The Company executed a twelve month consulting agreement, commencing November 11, 2005, in consideration of 200,000 shares of restricted common stock. The shares were valued at $0.40; the closing price on the date of grant. The Company recognized consulting expense of $19,726 with a remaining deferred component of $49,315 as of March 31, 2006.

         The Company executed a consulting agreement with a term of twelve months, commencing November 30, 2005. In consideration for services, the consultant received 300,000 shares of restricted common stock valued at $.22; the closing price on the grant date. For the period ending March 31, 2006, the Company recognized an expense of $16,274 with a remaining deferred component of $44,121.

         On December 23, 2005, the Company executed a 60 day promissory note, resulting in gross proceeds of $100,000. Attached to the note was a provision for the Company to issue 50,000 shares of restricted common stock to the holder. The shares were valued at $0.44; the closing price on the date of grant. The Company recognized an expense of $19,373 for the three months ending March 31, 2006.

         On December 15, 2005, the Company executed a six month consulting agreement in consideration of 100,000 shares of restricted common stock, valued at $0.51. The Company recognized and expense of $25,219 with a remaining deferred balance of $21,297 at March 31, 2006.

         During the period of January 1, 2006 and March 31, 2006, the Company issued a total of 7,536,079 shares of restricted common stock. Shares issued for services and loan fees are valued at the closing price of the stock on the grant date and recognized over the term of the corresponding contract and/or agreements; shares issued as a pledge of collateral are considered issued but not outstanding; shares issued from the conversion of Preferred Series B stock, are valued at par with no effect on operations. The table below represents the activity of shares issued as of March 31, 2006:

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

         Consideration                         No. Shares      Price Range         Value          Balance         Recognized
         -------------                         ----------     -------------     -----------     -----------      -----------
         Services                               1,572,000     $0.24 - $0.42     $   583,440     $  (326,800)     $   256,640

         Loan Fees                              3,532,500     $0.27 - $0.43     $ 1,360,225     $  (829,701)     $   530,524

         Pledge of Collateral                   1,625,000               -0-             -0-             -0-              -0-

         Conversion of Preferred Series B         806,579               -0-             -0-             -0-              -0-
                                                ---------     -------------     -----------     -----------      -----------
               Total:                           7,536,079               N/A     $ 1,943,665     $(1,156,501)     $   787,164
                                                =========     =============     ===========     ===========      ===========

         (C) STOCK OPTIONS AND WARRANTS

         In March 2004, the Company signed an agreement with a company to act as placement agent to arrange the sale of debt, equity or equity-linked securities on behalf of the Company. In accordance with the terms of the agreement, the Company granted the placement agent a retainer consisting of 37,500 warrants exercisable at $0.20 for five years, 37,500 warrants exercisable at $1.50 for five years, 37,500 warrants exercisable at $3.00 for five years. The warrants were valued at an aggregate $556,009 or $4.97, $4.92, $4.88 per option, respectively, were recognized as consulting expense at issuance. Upon the closing of the Laurus Master Fund financing transaction on May 14, 2004, the Company recorded a liability for derivatives in the amount of $498,567. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants ranging from $1.50-$3.00, to $0.76. The issuance of the Laurus Master Fund Secured Convertible Term Loan on March 31, 2006, resulted in a decrease of the exercise price from $0.76 to $0.45. The fair market value of the stock warrants granted to the consultant was estimated on the date of grant using the Black-Scholes Model using the following assumptions: expected dividend yield 0%, risk-free interest rate of 1.58%, volatility 191% and expected term of five years.

         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Fund, Ltd. ("Laurus Fund"), (See Note 19 - Long Term Notes Payable). The financing consisted of a $3 million Senior Secured Convertible Note with an interest rate of prime plus two percent and had a term of three years (May 14, 2007). The Company then issued 426,250 options to the placement agent mentioned above, as they were directly engaged in securing the Laurus transaction. The five year warrants were exercisable at $1.50 and the Company recorded the fair value of the options as capitalized funding costs with an offset to derivative liability in the amount of $1,879,809 at the date of issuance. (See Note 8 - Capitalized Funding Costs) The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants from $1.50 to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006 triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45. (The transaction was valued using the Black-Scholes model with the following assumptions expected dividend yield of 0% risk-free interest rate of 2.53%, volatility 124% and expected term of 5 years.)

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of our Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. The gross proceeds of $2,160,000 is reflected as of March 31, 2006, (See Note 21
         - (A) Above), the Company compensated a placement agent engaged in the transaction with warrants to purchase the Company's common stock consisting of 160,941 warrants exercisable at $1.50 for five years, 118,588 warrants exercisable at $2.00 for five years, 144,000 warrants exercisable at $4.00, for five years. The fair value of the warrants were valued at an aggregate $1,359,712 recorded as capitalized funding costs and derivative liability at the date of issuance. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants ranging from $1.50-$4.00 to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45. (The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.51%, volatility 161% and expected term of five years.

         In January 2005, the Company entered into a one year agreement for consulting services. The agreement stipulated that a warrant to purchase 50,000 shares of common stock be issued. The warrants are exercisable at $2.00 per share. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants; the exercise price of the warrants decreased from $2.00 to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45. The fair value of such warrants were recorded as a derivative liability amounting to $69,162 at the date of issuance. (The transaction was valued using the Black-Scholes model with an interest rate of 3.01%, volatility of 96%, zero dividends and expected term of five years).

         On January 3, 2005, the Company entered into a one year agreement for consulting services. The agreement stipulated as consideration of services, the Company grant warrants for the purchase 200,000 shares of

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

         common stock to be issued, as follows: 100,000 at $4.00 per share and 100,000 at $5.00 per share. The fair value of the warrants, $220,017, were recorded as a derivative liability at the date of issuance. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants ranging from $4.00-$5.00 to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using a Black-Scholes model with an interest rate of 3.22%, volatility of 104.25%, zero dividends and expected term of five years).

         In January 2005, the Company entered into another one year agreement for consulting services. The agreement stipulated as consideration of services, the Company granted warrants for the purchase of 300,000 shares of common stock issued as follows: 100,000 warrants at $2.00 per share, 100,000 warrants at $2.50 per share, 100,000 warrants at $3.00 per share. The fair value of the warrants, $371,825, were recorded as a derivative liability at the date of issuance. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants ranging from $2.00-$3.00, to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using a Black-Scholes model with an interest rate of 3.22%, volatility of 104.25%, zero dividends and expected term of five years).

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

         On February 25, 2005, the Company issued warrants to purchase 300,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan. (See Note 14 - Convertible Term
         Loan) The fair value note and warrants were recorded as a derivative liability in the amount of $269,488 at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.38%, volatility of 87.86%, zero dividends and expected term of five years).

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

         In April 2005, the Company issued warrants to purchase 290,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan (See Note 14 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $240,746 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.65%, volatility of 90.46%, zero dividends and expected term of five years).

         On April 4, 2005, the Company executed a sixty month consulting agreement in consideration of granting warrants to purchase 127,059 shares at $1.50 and 169,412 shares at $2.00. The Company recorded a derivative liability in the amount of $171,527 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.65%, volatility of 73.35%, zero dividends and expected term of five years). The issuance of the 12% convertible term loans originating on June 30, 2005, triggered an adjustment in the exercise price of the warrants ranging from $1.50-$2.00 to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45.

         On April 7, 2005, the Company executed a twelve month consulting agreement in consideration of granting warrants to purchase 150,000 shares of common stock at $1.50; The Company recorded consulting expense and a derivative liability in the amount of $121,283 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.65%, volatility of 83.09%, zero dividends and expected term of five years). The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants from $1.50 to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45.

         In May 2005, the Company issued warrants to purchase 135,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan, (See Note 14 - Convertible Term Loan) The Company recorded a derivative liability in the amount of $117,860 at the date of issuance. (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 94.78%, zero dividends and expected term of five years).

         In June 2005, the Company executed a twelve month consulting agreement in consideration of granting warrants to purchase 150,000 shares of

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

         common stock at $1.50. The Company recorded consulting expense and a derivative liability in the amount of $91,515 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 83.65%, zero dividends and expected term of five years).

         On June 30, 2005 the Company issued 394,729 warrants to purchase common stock at $0.76 as placement agent fees attributed to the Cogent Capital transaction (See Note 18 - Derivative Liability). The Company recorded a derivative liability in the amount of $240,902 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45. Computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years.

         In July 2005, the Company issued warrants to purchase 1,400,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 14 - Convertible Term
         Loan). The Company recorded a derivative liability in the amount of $1,281,624 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 324,211 warrants to purchase restricted common stock in consideration as placement agent fees for subscribers purchasing 1,400,000 units of the debt placement financing (See Note 14
         - Convertible Term Loan). The Company recorded a derivative liability in the amount of $197,865 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years).

         The Company issued warrants to purchase 215,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 14 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $245,850 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.87%, volatility of 81.62%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 49,789 warrants to purchase restricted common stock in consideration as placement agent fees for subscribers purchasing 215,000 units of the debt placement financing (See Note 14 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $37,956 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.87%, volatility of 81.62%, zero dividends and expected term of five years).

         In August 2005, the Company issued warrants to purchase 475,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 14 - Convertible Term
         Loan). The Company recorded a derivative liability in the amount of $415,850 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 4.04%, volatility of 93.60%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 110,000 warrants to purchase restricted common stock at $0.76 in consideration as placement agent fees for subscribers purchasing 475,000 units of the debt placement financing (See Note 14 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $64,201 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 4.04%, volatility of 93.60%, zero dividends and expected term of five years).

         In September 2005, the Company issued warrants to purchase 357,500 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 14 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $282,456 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.95%, volatility of 100.29%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 82,789 warrants to purchase restricted

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

         common stock at $0.76 in consideration as placement agent fees for subscribers purchasing 357,500 units of the debt placement financing (See Note 14 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $43,607 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.95%, volatility of 100.29%, zero dividends and expected term of five years).

         The Company issued warrants to purchase 375,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 14 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $170,890 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.95%, volatility of 97.15%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 86,842 warrants to purchase restricted common stock at $0.76 in consideration as placement agent fees for subscribers purchasing 375,000 units of the debt placement financing (See Note 14 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $25,152 for the fair value of the warrants at issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.95%, volatility of 97.15%, zero dividends and expected term of five years).

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

         In November 2005, the Company issued warrants to purchase 197,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 14 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $102,898 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 4.42%, volatility of 125.56%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 45,621 warrants to purchase restricted common stock at $0.76 in consideration as placement agent fees for subscribers purchasing 197,000 units of the debt placement financing (See Note 14 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $15,886 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 4.42%, volatility of 125.56%, zero dividends and expected term of five years).

         The following table summarizes information about stock options and warrants outstanding at March 31, 2006:

                   Warrants Outstanding                                              Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                         Weighted         Weighted                       Weighted
            Range of                 Number               Average          Average          Number        Average
            Exercise              Outstanding at         Remaining        Exercise      Exercisable at   Exercise
             Price                March 31, 2006        Contractual        Price        March 31, 2006    Price
        --------------           -----------------      -----------       --------    -----------------  ---------
       $   6.40 - 100.00               242,125          7.65 Years        $  12.46          242,125      $  12.46
       $   3.00 -   6.39               147,500          8.31 Years        $   3.34          147,500      $   3.34
       $    .76 -   2.99             1,599,000          5.75 Years        $   1.68        1,599,000      $   1.68
       $            0.45             7,959,459          3.83 Years        $   0.45        7,959,459      $   0.45
       $            0.20                 9,464          3.00 Years        $   0.20            9,464      $   0.20
                                     ---------                            --------        ---------      --------
                                     9,957,548                            $   0.98        9,957,548      $   0.98
                                     =========                            ========        =========      ========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
NOTE 22 - SUBSCRIPTION RECEIVABLE:
---------------------------------

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

         As additional consideration, the Company has agreed to compensate the private placement agent with a monthly payment amounting to LIBOR + 1.25% times $15,000,000, less the interest earned on the US Government bonds. This amount is payable until the funds and the shares are released from escrow. The Company estimates the aggregate payments under this arrangement to amount to $1,178,250 over the terms of the agreement. The Company has recorded a corresponding amount as accrual for placement agent fees at the date of issuance of shares, which was offset against additional paid-in capital. The balance of accrued expenses related to this transaction were $1,150,470 as of March 31, 2006 (see Note 16 - Accrued Expense-Salaries, Accrued Expense-Other).

         The Company adjusts quarterly the amount of the subscription receivable to reflect the variations in its stock price. Additionally, the Company discounts the Subscription Receivable to reflect the time value of money until it is entitled to receive the Subscription Receivable. At the date of issuance of the shares, the Company recorded a subscription receivable of $12,718,150, adjusted for a discount of $1,082,211. The Company used a discount rate of 3.66% at the date of issuance and a stock price of $0.92. At March 31, 2006, the Subscription Receivable amounted to $5,647,822, adjusted for a discount of $641,900. The Subscription receivable at March 31, 2006 is based on a discount rate of 4.82% and a stock price of $0.40. The decrease in subscription receivable between the date of issuance and March 31, 2006, has been recorded as an element of comprehensive income/(loss) of $8,763,157.
         As an initial entrance amount in the equity swap transaction, Cogent Capital Corp. has received 1,381,579 common shares of the Company (See
         Note 21 - Stockholders' Deficiency and Recapitalization).

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 23 - RELATED PARTIES:
-------------------------

         The balance due to a corporate principal stockholder controlled by a Director and the principal of Master Distributors, Inc. at March 31, 2006 was $100,355 (See Note 13 - Loans Payable, Related Party).


NOTE 24 - GOING CONCERN:
-----------------------

         As reflected in the accompanying consolidated financial statements, the Company, has a net loss in 2006 of $11,533,078, cash used in operations in 2006 of $1,234,494 and an accumulated deficit of $45,411,800 at March 31, 2006, stockholders' deficiency of $21,335,747 and a working capital deficit of $21,141,515 at March 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going

NOTE 25 - SUBSEQUENT EVENTS:
---------------------------

         In April 2006, the Company received $250,000 in proceeds from a 120 day demand note. The Company also issued 250,000 shares of restricted common stock valued at $0.37 in connection with the demand note.

         The Company also issued 1,040,000 shares of restricted common stock to employees as compensation valued at $0.37 per share.

         In May 2006 the Company issued 500,000 shares of restricted common stock pursuant to the terms of an payment deferral agreement to a note holder. The shares were valued at $0.29.

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

         Our business strategy includes the acquisitions of additional distribution companies and proprietary value-added brands currently being commercialized in various segments of the new age beverage industry. Our success is dependent on our ability to make these additional acquisitions and then to effectively integrate their operations into our company. We will require additional capital to undertake additional acquisitions and to integrate those acquired companies into our operations. Accordingly, as we do not have any firm commitments for additional capital, and given our current financial condition, we may be unable to undertake additional acquisitions in the foreseeable future.

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

Results of Operations


                                Xstream Beverage Network & Subsidiaries
                                        Statement of Operations
                              For the Three Month Period Ending March 31,

                                                                            Variance         Variance
                                                                          2006 vs. 2005   2006 vs. 2005
                                          2006            2005                  $               %
                                     -------------    ------------        ------------     -----------
Sales                                $   2,667,586    $  2,533,686        $    133,900              5%
Cost of Goods Sold                       2,197,200       2,049,933             147,268              7%
                                     -------------    -------------       ------------     ----------

Gross Profit                               470,385         483,753             (13,368)            -3%

Expenses
Selling, General & Administrative        1,473,233       2,254,327            (781,093)           -35%

                                     --------------   ------------        ------------     ----------
Total Operating Expenses                 1,473,233       2,254,327            (781,093)           -35%

Income/(Loss) From Operations           (1,002,847)     (1,770,574)            767,725            -43%
Other Income/(Expense)
Other Income                                 6,493          10,000              (3,507)           -35%
Interest Income                            -                 1,526              (1,526)          -100%
Interest Expense                        (4,869,319)     (1,344,038)         (3,525,281)           262%
Change in fair value
  of derivatives                        (4,029,608)     10,136,310         (14,165,918)          -140%
Other Expense                           (1,626,367)            (10)         (1,626,357)       159,291%
Gain on Disp of Fixed Assets               (11,430)             --             (11,430)          -100%
                                     -------------    ------------        ------------     -----------

Total Other Income/ (Expense)          (10,530,231)      8,803,788         (19,334,019)          -220%


Net Income / (Loss)                    (11,533,078)      7,033,214         (18,566,294)          -264%
                                     =============    ============        ============     ===========



Sales

Our sales comprise revenues related to the sale of beverage products. The increase in our sales for the first quarter of fiscal 2006 from the first quarter of fiscal 2005 is primarily attributable to an increase in sales by our Beverage Network of Maryland, Inc. subsidiary $330,754 and consisted primarily of sales of third party brands. We also experienced an increase in the sales of third party and proprietary brands in our other subsidiaries that totaled approximately $209,521. These increases were offset by a decrease in sales of our remaining distributors in S. Florida, Massachusetts, Connecticut and Hawaii that totaled approximately $406,376; this was attributable to insufficient working capital to purchase inventory for resale of third party brands during the quarter ending March 31, 2006. Sales for proprietary brands were approximately 1% of sales for the three months ending March 31, 2006 as compared to approximately 4% of sales for the three months ending March 31, 2005. If we do not raise additional operating capital for the purchase of inventory, we believe that our sales will remain relatively constant for the remainder of fiscal 2006.

Cost of Goods Sold

Our cost of goods sold includes the cost of buying third-party beverage products as well the manufacturing costs of our proprietary brands and along with warehouse and distribution costs for all products sold. The cost of goods sold as a percentage of sales for the quarter ending March 31, 2006 was approximately 82% as compared to approximately 81% for the comparable period in 2005. We anticipate that our cost of goods sold and related gross profit margins will remain relatively constant until such time, if ever, we are successful in increasing sales of our proprietary products, which carry higher gross profit margins.


Sales, General, and Administrative Expenses

Our sales, general, and administrative expenses are comprised primarily of consulting fees, salaries and benefits of our sales and administrative staff, marketing programs and related sales expenses. The decrease in our sales and general and administrative expenses during the period ending March 31, 2006 when compared to the same period during 2005, is primarily attributable to:


         * a decrease of approximately $485,000 in expenses for consulting, financial advisory and public relations firms. The decrease in such expenses is primarily due to a decline in the use of consultants as compared to the same period in 2005. We anticipate that consulting fees will remain relatively constant for the remainder of the fiscal 2006.

         * a decrease of approximately $260,000 in compensation expense. The number of employees was reduced during the later part of fiscal 2005 due to insufficient working capital and in our efforts to maximize the utilization of financial resources. We anticipate that the cash component of our compensation expense will remain relatively constant during calendar year 2006, subject to increases should we acquire additional companies.


Other income/expenses


Interest Expense

Interest expense consists primarily of amortization of debt discount resulting from the issuance of both common stock and common stock purchase warrants as provisions contained within various debt instruments issued by us. The increase in interest expense during the calendar quarter ending March 31, 2006 as compared to the similar calendar quarter for 2005 is attributable to the amortization of capital funding costs, debt issue costs and debt discount of $3.5 million. We anticipate that our interest expense may increase significantly during the remainder of fiscal year 2006 as the Company refinanced its outstanding $3 million senior secured convertible note with the Laurus Master Fund on March 31, 2006. The refinancing transaction resulted in the issuance of a $4 million revolving line of credit, a secured convertible promissory note for $2 million, and a $4 million secured non-convertible note. The notes mature March 31, 2009, bear interest subject to the current prime rate, and never less than nine percent per annum.

Change in Fair Value of Derivatives

The increase in other income-derivative liabilities during the calendar quarter ending March 31, 2006 when compared to the comparable calendar quarter ending March 31, 2005 is attributable to a decrease in fair value of derivatives liabilities between measurement dates. We recognize other income or other expense based on changes in the fair value of derivative liabilities which are related to the debt and equity transactions we have entered into in the past as more fully described in Note 2 - Derivative Instruments in our financial statements contained elsewhere in this quarterly report. We recognize non-cash income or expense on a quarterly basis based upon changes in the fair value of these instruments from the prior measurement period. This income (expense) is reflected on our Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 as an expense of $4,029,608 for the three months ended March 31, 2006 and income of $10,136,310 for the three months ended March 31, 2005. While this non-cash expense had the effect of increasing our loss for the first quarter of fiscal 2006 the non-cash income in the first quarter of fiscal 2005 resulted in our reporting net income for the period. We are unable to predict what effect the change in fair value of derivative liabilities will have on our results of operations in future periods.

Other Expense

The increase in other expenses was primarily attributable to on one-time stock based expense of approximately $168,000; derivative related expense of approximately $765,000 and a default premium paid to Laurus Master Fund for the repayment of the senior secured convertible loan on March 31, 2006 in the amount of $692,839.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for quarter ending March 31, 2006 was $(1,234,494) as compared to $(340,793) for quarter ending March 31, 2005 and includes the following:

         * an increase of $18,566,294 in our net loss,

         * an increase of $354 in bad debt expense which relates to our current assessment of the collectability of our accounts receivable, ,

         * an increase of $40 in depreciation,

         * an increase of $301,260 in amortization of deferred consulting and deferred fees which relates consulting agreements entered into during 2005. These agreements provide for the issuance of shares of our common stock under long-term agreements,

         * an decrease of $378,462 in change of fair value of derivative liabilities attributable to the issuance of common stock purchase warrants for service agreements and certain debt instruments,

         * an increase of $2,181,384 in amortization of debt discount and fees to interest expense relating to payment deferral agreements entered into during the quarter ending March 31, 2006. The Company also retired the secured convertible note with Laurus Master Fund and amortized the remaining balance of debt discount and fees in excess of $1,375,000.

         * an decrease of $7,390 in amortization of intangibles which is our customer lists; a 2005 impairment adjustment reduced the monthly amortization basis,

          * an increase of $989,909 in amortization of capitalized funding costs attributable to the $3,000,000 secured convertible note, the Series B Convertible Preferred stock, swap transaction with Cogent Capital and debt financing costs related the Maxim Group.

         * an increase of $180,000 in liquidated damages for our failure to timely obtain effectiveness of a previously filed registration statement which has subsequently been withdrawn. These costs are payable to our Series B preferred shareholders and to the Laurus Master Fund. The Series B Liquidated damages will continue through fiscal 2006 unless obtain an effective registration. Liquidated damages will not be incurred for the Laurus Master Fund, due to the refinancing transaction on March 31, 2006,

         * an increase of $765,529 in fair value of derivatives pertaining to interest, resulting from the Laurus Master Fund $2 million convertible note issued on March 31, 2006.

         * an increase of $166,281 in the default premium attributable to the Laurus secured convertible note that was retired on March 31, 2006.

         * an increase, in aggregate, of $582,375 of stock based loan fees and other stock based expenses attributable to an increase in current agreements that provide for the issuance of stock.,

         * an increase of $14,165,918 in the change of the fair value of derivatives. This results from the issuance of warrants issued for services and in lieu of interest on debt instruments,

         * an increase of $11,430 from a loss on the disposition of fixed assets,

         * a decrease of $222,846 in accounts receivable, attributable to a decline in sales in the S. Florida an New England operations,

         * a decrease of $149,179 in inventory, attributable to a lack of working capital to purchase inventory in our S. Florida an New England operations

         * a decrease of $363,263 in other current and non-current assets,

         * an increase of $118,457 in accounts payable,

         * an increase of $109,690 in accrued expenses,

         * a decrease of $13,366 in other current and non-current liabilities,

Net cash provided from investing activities for the quarter ending March 31, 2006 was $3,420 as opposed to $(5,887) used from investing activities for the quarter ending March 31, 2005 and includes the following:

         * an increase of $5,887 for the acquisition of equipment,

         * an increase of $3,420 for the proceeds included in the disposition of fixed assets,

Net cash provided by financing activities for quarter ending March 31, 2006 was $1,143,847 in comparison to $371,718 provided from financing activities for the quarter ending March 31, 2005. This difference includes:

         * an increase of $4,583,531 provided from the proceeds of non-related party loans, specifically the Laurus refinancing that occurred on March 31, 2006,

         * a decrease of $692,839 attributable to a 25% default premium on the repayment of the Laurus secured convertible term loan on March 31, 2006. This was a one-time payment

         * a decrease of $2,784,783 resulting from the repayment of non-related party loans,

         * a decrease of $254,500 in capitalized funding costs paid in lieu of the Laurus Master Fund refinancing that occurred on March 31, 2006,

         * a decrease of $129,280 in overdraft liabilities

         * an increase of $50,000 from related party loan proceeds

            We do not generate sufficient profit to pay our operating expenses. We have historically relied on funds from financing transactions to provide capital to pay our expenses and the terms of these transactions have resulted in significant non-cash expense to us during fiscal 2005 and fiscal 2004. In addition, the swap transaction entered into with Cogent Capital may never result in any capital for us notwithstanding the issuance of shares of our common stock which represented approximately 75% of our issued and outstanding common stock.

            At March 31, 2006 we had cash on hand of approximately $6,000 and a working capital deficit of approximately $21.1 million. In addition to the foregoing, we have past due obligations and judgments of approximately $896,000. We restructured our secured promissory note to Laurus Master Fund, L.P. in April 2006, but this restructure only resulted in additional available working capital to us of approximately $259,000. In order to sustain our operations and grow our company we will be required to raise significant additional capital. We do not presently have any firm commitments for any additional capital and our financial condition may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business and we may be forced to cease operations if we do not raise significant additional working capital in which event investors could lose their entire investment in our company.


RECENT FINANCING TRANSACTIONS

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

         On February 2, 2006, we sold a secured term note to T2 Capital Management, LLC. in the amount of $50,000. The note had a maturity date of April 2, 2006 on which date the principal and an interest payment of $5,000 become due and payable. The note was secured with 125,000 shares of our common stock, we also issued a grant of 32,500 shares of common stock as an additional consideration to the payee.

         On March 9, 2006, we sold a secured term note to Broadlawn Master Fund Ltd. in the amount of $200,000. The note had a maturity date of May 1, 2006 on which date the principal and an interest payment of $20,000 become due and payable. The note was secured with 1,000,000 shares of our common stock, we also issued a grant of 300,000 shares of common stock as an additional consideration to the payee.

RECENT ACCOUNTING PRONOUNCEMENTS


         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No.
         25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS 123R will have a material impact on its results of operations. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. The Company did not issue any stock options as of March 31, 2006.

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

        On November 2, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission in which the Company made certain disclosures of triggering events that accelerated or increased a direct financial obligation of the Company, which disclosures were not made in a timely manner.

        As a result of the untimely disclosure, the Company determined that there was a deficiency in its internal control over financial reporting as of July 1, 2005. In addition, we during fiscal 2005 we restated our audited financial statements for fiscal 2004 as well as certain subsequent interim unaudited financial statements as a result of accounting errors. As a result of these accounting errors our Chief Executive Officer has previously determined that we have a material weakness in our internal controls. We do not have a Chief Financial Officer or other senior financial officer, nor do we have sufficient accounting staff that are properly trained in the applicable of generally accepted accounting principles. Based upon an evaluation by our Chief Executive Officer of the effectiveness of our disclosure controls and procedures as of the Evaluation Date, he as concluded that the Company needs the services of a properly qualified and adequately experienced Chief Financial Officer. The Company is actively seeking such services and as an interim measure, has sought the advice of suitably qualified consultants as the need has arisen. However, until such time as a properly qualified Chief Financial Officer is hired, and we have a sufficient number of properly trained accounting staff, we will continue to have material weaknesses in our internal controls.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

             Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Kraft Foods, Inc. in the Superior Court of the County of Middlesex, Commonwealth of Massachusetts with respect to Civil Docket Number MICV2005-02503. For financial reasons we were unable to contest the plaintiff's claims and on August 26, 2005 a default order was entered in favor of Kraft Foods, Inc. against Beverage Network of Massachusetts, Inc. On October 4, 2005 Beverage Network of Massachusetts, Inc. was served with an execution order in the amount of $91,902.44, which includes costs. We have agreed the terms of a payment plan with the plaintiff's attorney. Whereby we have agreed to remit monthly payments of $14,172 until the entire balance is paid. The balance due as of April 1, 2006 was $58,559.

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

             In October 2005, Good-o Beverages was awarded a judgment on the amount of $28,500 against beverage Network of Connecticut for product ordered by us in fiscal 2004. We have made regular payments in settlement of this amount and there is a balance of $3,900 as of May 15, 2006.

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

             In February, 2006 we received a demand letter from Ayer Beverage, Inc. in the amount of $72,934 for payments due under the Purchase and Sale Agreement between Ayer Beverage and Beverage Network of Massachusetts. Under the same agreement, we are also required to make payments under obligations that we assumed for $7, 889 plus costs and interest to Citizen's Bank and $30,000 to Mr. Tom MacIntire. We have reached agreement with Mr. Lehan and Ayer Beverages to pay the obligations to Mr. MacIntire and Citizen's Bank in full and pay Ayer Beverage $36,467 followed by three monthly payments thereafter of $9,467. As of May 15, 2006, we have made a payment of $7,000 to Citizen's Bank.

             In February 2006, Total Beverage Network received a demand from Le Natures, Inc in the amount of $17,057 for product that was ordered in 2004 but not paid in full. We are working with their attorney to reach a settlement agreement.

             In March of 2004, we contracted with Florida Employer Solutions Inc. to handle our company's payroll, payroll added costs and certain other employee benefits such as health insurance. The collection and payment of payroll taxes was an integral part of this service. In June 2005, we were informed by the Internal Revenue Service that we were in default of certain payroll tax related payments, which monies had been paid by us to Florida Employer Solutions for tax payment purposes. Florida Employer Solutions has admitted to us and to the IRS that they had not made the mandatory payments when due and have agreed to repay all monies owed to the IRS in this regard. We believe that the total amount due to the IRS is approximately $250,000, which includes unpaid taxes as well as interest and penalties. The IRS have agreed to waive penalties upon receiving the principal balance due. In September 2005 we filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida against Florida Employer Solutions, Inc. and Luis Ferrer and Maria G. Legarda, officers of Florida Employer Solutions. Our complaint alleges breach of contract, fraud, conversion, violation of the Florida Unfair and Deceptive Trade Practices Act and unjust enrichment and seeks judgment against Florida Employer solutions for all damages interests and costs.

             We have been advised by our attorneys that this case will be going to trial in January 2007 if the monies are not paid during a mediation hearing that will be scheduled prior to the trial date. In the event that we receive such monies, it will be applied the tax portion of the liability due the IRS.

             We have been further advised by our attorney handling this matter that on May 4, 2006, he reached a voluntary payment arrangement with the IRS whereby we would make payments to the IRS of $20,000 per month towards the outstanding tax only amount of $204,370.81, which amount does not include any interest or penalties that may be later assessed. Nor does it include any proceeds held in response to the tax levies previously issued relating to this amount. In their confirmatory letter to our attorney, the IRS agrees not to issue any further levies provided that we adhere to the voluntary payment arrangement. On May 8, 2006, the IRS Garnished a bank account $113,314. This amount has been applied to the outstanding balance owed.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities Authorized for Issuance Under Equity Compensation Plans
We do not have a registered equity compensation plan for our directors or employees. However, on May 5, 2006. Our Chairman recommended to the Board of Directors that a grant of 4,040,000 shares of or common stock be distributed as compensation among certain of our employees and directors in consideration of services rendered to the company above and beyond the normal scope of their job responsibilities and for them forgoing payroll payments on numerous occasions since October 1, 2005. The board of directors voted to approve the Chairman's recommendation and the shares shall be distributed in accordance with the board resolution of May 5, 2006. The total number of shares to be issued is 3,965,000 with a market value of approximately $1,070,550. 1,000,000 shares of this total are granted to Mr. Ted Farnsworth a further 1,000,000 shares of the total granted to Mr. Jerry Pearring and 1,000,000 shares of the total to Mr. Barry Willson all of these individuals are directors of our company. The remaining 965,000 shares are to be distributed to 13 of our employees.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Under the terms of the Secured Convertible Term Note issued by us to Laurus Master Fund, L.P. in May 2004, the judgment entered against our subsidiary, beverage Network of Massachusetts by Kraft Foods Inc. and other legal actions as described in Item 1, constituted an event of default. As security for this note, we had granted a security interest to Laurus Master Fund, Ltd. in all of our assets, the obligations under the secured convertible term note had been guaranteed by our subsidiaries, and we had pledged the stock of all of our current and any future subsidiaries acquired by us during the term of the secured convertible term note. At December 31, 2005, the outstanding principal balance due under this Secured Convertible Term Note was $2,771,355. As a result of this default, Laurus Master Fund, Ltd. was entitled to immediately accelerate the due date of the note, and we would have owed Laurus Master Fund, Ltd. 125% of the outstanding principal amount of the note plus accrued and unpaid interest and fees which, as of October 27, 2005, would total $3,694,275. Demand was not made by Laurus Master Fund, Ltd. and we have subsequently redeemed the note with part of the proceeds of a new, non convertible term note sold to Laurus Master Fund Ltd. The event of default under the Secured Convertible Term Note has triggered an event of default under unsecured promissory notes in the aggregate principal amount of $3,019,500 which we issued to an aggregate of 39 purchasers in a private placement of our securities between June and December, 2005. At the option of the holders of greater than 50% of the face amount of these outstanding notes, the notes will become immediately due and payable. We advised these note holders in writing of the occurrence of the event of default. We do not know at this time what action, if any, the note holders may take.

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

Dated: May 22, 2006.