Form 10QSB
period 2006-06-30
XSTREAM BEVERAGE NETWORK, INC.
filed 2006-08-21
CIK 853833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended June 30, 2006

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

            2, S. University Drive, Suite 220, Plantation Florida 33324
            --------------------------------------------------------
                    (Address of principal executive offices)

                                  954-473-0850
                                  ------------
                           (Issuer's telephone number)

         3511, W. Commercial Blvd., Suite 209, Fort Lauderdale, Florida 33309

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 42,007,211 shares of common stock as of July 31, 2006.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

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

When used in this quarterly report, the terms " we," "our," and "us" refers to XStream Beverage Network, Inc., a Nevada corporation, and our subsidiaries.

                          XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----


Part I.  Financial Information


Item 1.  Financial Statements

Consolidated Balance Sheet as of June 30, 2006 (Unaudited).....................4

Consolidated Statements of Operations (Unaudited)
for the six months ended June 30, 2006
and June 30, 2005 (Restated)...................................................5

Consolidated Statements of Cash Flows (Unaudited)
for the six months ended June 30, 2006
and six months ended June 30, 2005.............................................6

Notes to Consolidated Financial Statements (Unaudited)
as of June 30, 2006............................................................7



Item 2.  Management's Discussion and Analysis or Plan of Operation............42


Item 3.  Controls and Procedures..............................................48


Part II.  Other Information...................................................50


Item 1.  Legal Proceedings....................................................50


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........52


Item 3.  Default on Senior Securities.........................................52


Item 4.  Submission of Matters to a Vote of Security Holders..................52


Item 5.  Other Information....................................................52

Item 6.  Exhibits.............................................................52

SIGNATURES....................................................................53


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

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

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


              XSTREAM BEVERAGE NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               (Unaudited)

                                                                                         JUNE 30,
                                                                                           2006
                                                                                       ------------
ASSETS
    CURRENT ASSETS:
       CASH                                                                            $    269,541
       Accounts receivable, net of allowance for doubtful                                   768,670
       accounts of $12,521
       Other receivables                                                                     96,096
       Inventory                                                                            749,089
       Prepaid expenses                                                                      67,452
                                                                                       ------------
          Total current assets                                                            1,950,848
                                                                                       ------------

    Property and equipment                                                                  296,092
    Less: Accumulated depreciation                                                         (149,403)
                                                                                       ------------
    Property and equipment, net                                                             146,689
                                                                                       ------------
    Other Assets:
       Capitalized Funding Costs, net of accumulated amortization of $3,699,905           1,327,918
       Trademarks                                                                           303,017
       Customer lists, net of accumulated amortization of $789,296                        1,183,944
       Goodwill                                                                             847,620
       Other assets                                                                          62,249
                                                                                       ------------
          Total Other Assets                                                              3,724,748
                                                                                       ------------
Total Assets                                                                           $  5,822,285
                                                                                       ============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
    LIABILITIES:
       CURRENT LIABILITIES:
          NOTES PAYABLE                                                                $    957,682
          Loans payable - related party                                                      50,355
          Revolving line of credit                                                          580,658
          Convertible term loan, net of discount of $264,063                              3,870,647
          Current portion of long term debt                                               2,808,234
          Accounts payable                                                                2,016,635
          Overdraft liability                                                                 1,000
          Accrued expenses                                                                2,408,368
          Dividends payable                                                                  87,632
          Derviative Liability                                                            5,662,171
          Other current liabilities                                                          20,798
                                                                                       ------------
             Total Current Liabilities                                                   18,464,180
                                                                                       ------------

       LONG TERM LIABILITIES:
          LONG TERM NOTES, NET OF DISCOUNT OF $2,137,322                                  3,413,261
          Preferred Series B ($0.001 par value, 41 Shares issued and outstanding),
          net of discount of $701,143                                                     1,458,857
                                                                                       ------------
             Total long term liabilities                                                  4,872,118

                                                                                       ------------
             Total Liabilities                                                           23,336,298
                                                                                       ------------

    Stockholders' Deficiency
       PREFERRED STOCK, $0.001 PAR VALUE,
          Series A, 200,000 shares issued and outstanding                                       200
       Common Stock, $0.001 par value, 50,000,000 shares authorized,
          41,323,136 issued and outstanding                                                  41,323
       Additional paid in capital                                                        41,328,323
       Accumulated other comprehensive loss                                             (10,353,085)
       Accumulated deficit                                                              (44,297,363)
       Less: subscription receivable                                                     (3,856,947)
       Less: deferred costs                                                                (376,464)
                                                                                       ------------
             Total stockholders' deficiency                                             (17,514,013)
                                                                                       ------------
TOTAL LIABILITIES & STOCKHOLDERS'  DEFICIENCY                                          $  5,822,285
                                                                                       ============


     See accompanying notes to unaudited consolidated financial statements.

                   XSTREAM BEVERAGE NETWORK INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                           2006              2005              2006              2005
                                                       ------------      ------------      ------------      ------------
                                                                    RESTATED - NOTE 2                   RESTATED - NOTE 2
SALES                                                  $  2,856,305      $  2,738,350         5,523,891      $  5,272,037

Cost of goods sold                                        2,321,266         2,266,789         4,518,466         4,318,437
                                                       ------------      ------------      ------------      ------------
Gross profit                                                535,039           471,561         1,005,425           953,600

   Marketing, selling, general & administrative           2,776,857         2,932,906         4,250,091         5,185,516
                                                       ------------      ------------      ------------      ------------
      Total operating expense                             2,776,857         2,932,906         4,250,091         5,185,516
                                                       ------------      ------------      ------------      ------------
Loss from operations                                     (2,241,818)       (2,461,345)       (3,244,666)       (4,231,916)
Other Income/(Expense)
   Other income                                              21,672             9,505            28,165            19,505
   Interest income                                               --                --                --             1,526
   Interest expense                                      (3,185,621)       (1,345,808)       (8,054,941)       (2,689,845)
   Change in fair value of derivative                     6,582,697        (3,545,413)        2,553,089         6,640,755
   Settlement gain, (loss)                                       --             1,912                --             1,912
   Other expense                                                 --           (32,328)       (1,626,367)          (82,196)
   Gain on disposal of fixed assets                         (28,745)               --           (40,174)               --

                                                       ------------      ------------      ------------      ------------
      Total other income/(expense)                        3,390,003        (4,912,132)       (7,140,228)        3,891,657
                                                       ------------      ------------      ------------      ------------
Net Income (loss)                                         1,148,185        (7,373,477)      (10,384,894)         (340,259)
                                                       ------------      ------------      ------------      ------------

Unrealized loss on subscription receivable               (1,589,928)         (473,684)       (2,110,981)         (473,684)
                                                       ------------      ------------      ------------      ------------
Comprehensive (Loss) Income                            $   (441,743)     $ (7,847,161)     $(12,495,875)     $   (813,943)
                                                       ============      ============      ============      ============
Preferred stock dividends                                   (33,747)          (34,272)          (66,626)          (67,662)
                                                       ------------      ------------      ------------      ------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS     $  1,114,438      $ (7,407,749)     $(10,451,520)     $   (407,921)
                                                       ============      ============      ============      ============

Net Income (Loss) per share - Basic                    $       0.03      $      (0.80)     $      (0.30)     $      (0.07)
                                                       ============      ============      ============      ============

Net Income (Loss) per share - Diluted                  $       0.03      $      (0.80)     $      (0.30)     $      (0.07)
                                                       ============      ============      ============      ============

Weighted Average Shares Outstanding - Basic              39,382,037         9,281,718        35,204,915         6,256,500
                                                       ============      ============      ============      ============

Weighted Average Shares Outstanding - Diluted            39,582,037         9,281,718        35,204,915         6,256,500
                                                       ============      ============      ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                                    2006              2005
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                     $(10,384,894)         (340,259)

   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Bad debts                                                                        16,519            16,903
      Depreciation                                                                     43,563            45,450
      Amortization of deferred consulting                                             897,623           483,194
      Fair value of derivative liabilities                                          1,097,153                --
      Amortization of debt discount and fees to interest expense                    5,110,513         2,060,990
      Amortization of intangibles                                                     200,518           215,937
      Amortization of capital funding costs                                         1,643,243           529,379
      Liquidated damages for failure to timely file registration statement            342,000           162,000
      Default premium -  Laurus Master  Fund                                          166,281                --
      Stock based loan fee                                                            566,665           145,056
      Stock based services                                                          1,289,547         1,339,746
      Loss on disposition of fixed assets                                              40,174                --
      Change in the fair value of derivative liabilities                           (2,553,089)       (6,640,755)
      Impairment of intangibles                                                        65,789           890,000

      Changes in operating assets and liabilities:
         Accounts receivable                                                         (320,403)           23,196
         Inventory                                                                    (11,325)           33,796
         Other current and non-current assets                                         (10,343)          (90,602)
         Accounts payable                                                             387,203           305,646
         Accrued expenses                                                              47,881           (23,787)
         Other current and non-current liabilities                                    (15,948)           10,777
                                                                                -------------      ------------

             Net cash used in operating activities                                 (1,381,330)         (833,333)
                                                                                -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                                            (5,137)          (10,651)
   Proceeds from disposition of fixed assets                                           10,420                --
                                                                                -------------      ------------

             Net cash provided by (used in) investing activities                        5,283           (10,651)
                                                                                -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from non - related party loans                                          6,668,352           361,388
   Repayment of non - related party loans                                          (4,806,855)         (138,206)
   Capitalized funding costs                                                         (294,500)               --
   Cash overdraft                                                                     (15,153)          210,127
   Proceeds from related party loans                                                   50,000                --
   Repayment of related party loans                                                   (50,000)          (25,000)
   Disbursement of restricted cash                                                         --           452,771
                                                                                -------------      ------------
             Net cash provided by financing activities                              1,551,844           861,080
                                                                                -------------      ------------
Net cash increase                                                                     175,797            17,096
Cash at beginning of year                                                              93,744            84,326
                                                                                -------------      ------------
Cash at end of year                                                             $     269,541      $    101,422
                                                                                =============      ============


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
   Interest paid                                                                $     969,694      $    193,562
   Taxes paid                                                                              --                --


     See accompanying notes to unaudited consolidated financial statements.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         SHARE-BASED PAYMENTS

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No.
         25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS 123R will have a material impact on its results of operations. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. The Company did not issue any stock options as of the quarter ending June 30, 2006.

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


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

         In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows. Other accounting standards that have been issued or proposed by the FASB or other standards- setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

         In February 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 on the Company's consolidated results of operations and financial condition.

         In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
         - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a two-step process to recognize and measure a tax position taken or expected to be taken in a tax return. The first step is to determine whether a tax position has met the more-likely-than-not recognition threshold and the second step is to measure a tax position that meets the threshold to determine the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company's consolidated results of operations and financial condition.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

         RECLASSIFICATION

         Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on the reported net loss.

         RESTATEMENT OF 2005

         There were adjustments to the 2005 statement of operations attributable to SFAS 133 and EITF 00-19. The adjustments were as follows:


               (A) Cost of Goods Sold: an increase of $284,872 and $529,005, respectively, as of the three months and six months ending June 30, 2005.

               (B) Selling, General & Administrative: A net decrease of $11,353 and $128,223, respectively, as of the three months and six months ending June 30, 2005.

               (C) Interest Expense: An increase of $621,416 and $1,224,975, respectively, as of the three months and six months ending June 30, 2005.

               (D) Change in Fair Value of Derivative: An increase of $3,545,413 and a decrease of $6,640,755, respectively, for the three months and six months ending June 30, 2005.

               (D) Other Expense: An increase of $32,328 and $82,186, respectively, for the three and six months ending June 30, 2005.

         There were also adjustments to the 2005 statement of operations attributable to S.E.C. the Company's SB-2 Registration Statement. The adjustments were as follows:

               (E) Impairment Expense: An increase of $890,000 for both the three and six months ending June 30, 2005.

               (E) Preferred Stock Dividends: A decrease of $287,408 and $574,815, respectively, for the three months and six months ending June 30, 2005.

NOTE 3 - NET LOSS PER COMMON SHARE:
----------------------------------

         Basic net income (loss) per common share (basic EPS) does not include common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Xstream. For the six months ended June 30, 2006 and 2005, the diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         antidilutive, with the exception of 200,000 common shares equivalents pursuant to shares issuable pursuant to the conversion of 200 preferred "A" shares during the six-month period ended June 30, 2006. The total outstanding warrants which have been excluded from the calculation of loss per share, were 9,957,548 and 6,188,795 at June 30, 2006 and 2005, respectively. In addition the Company has Series "A" Cumulative Convertible Preferred Stock that could convert into 200,000 and 200,000 shares of common stock and Series "B" Convertible Preferred Stock that could convert into 4,591,106 and 2,842,105 shares of common stock at June 30, 2006 and 2005, respectively The Company has Convertible Notes that could convert into 403,423 and 384,615 shares of common stock as a result of the Master Distributors acquisition; 4,538,210 shares of common stock as a result of the Laurus secured note 3,947,368 (see note 20 - Long Term Notes Payable) and 7,445,811 shares and 504,542 shares, as a result of the Term Notes (See Note 15 - Convertible Term Loan) at June 30, 2006 and 2005. The potential dilutive effects of the convertible preferred stock, dividends, liquidated damages and convertible notes have been excluded from the calculation of net loss per common share. The potential dilutive effects of the convertible preferred stock, dividends, liquidated damages and convertible notes have been excluded from the calculation of net loss per common share.

         Basic earnings per share (EPS) for the periods ended June 30, 2006 and 2005 were determined by dividing net income for the years by the weighted average number of common shares outstanding. Diluted earnings per share for the periods ended June 30, 2006 and 2005 included the effect of 200,000 shares of the Company's series "A" convertible preferred stock, as more fully described in Note 22(Stockholders' Deficiency and Recapitalization). Each share of the Company's series "A" convertible preferred stock is convertible into one share of common stock. In 2006, common stock equivalents were excluded from the computation of diluted earnings per share as they would be antidilutive.


         The reconciliations of the denominators of the basic and diluted EPS computations are as follows:

                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                  2006            2005           2006           2005
                                               ----------      ----------     ----------     ----------
DENOMINATOR FOR BASIC EPS                      39,382,037       9,281,718     35,204,915      6,256,500
                                               ==========      ==========     ==========     ==========


WEIGHTED AVERAGE EFFECT ON DENOMINATOR FOR     39,382,037       9,281,718     35,204,915      6,256,500
BASIC EPS

EFFECT OF SERIES "A" CONVERTIBLE PREFERRED        200,000              --             --             --
                                               ----------      ----------     ----------     ----------
STOCK

DENOMINATOR FOR DILUTED EPS                    39,582,037       9,281,718     35,204,915      6,256,500
                                               ==========      ==========     ==========     ==========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


NOTE 4 - OTHER RECEIVABLES:
--------------------------

         The Company began conducting business with a distribution partner servicing the Pacific Northwest, in an effort to expand its current distribution channel during fiscal 2005. As a result, the Company purchased raw materials and inventory to initiate the distributor alliance. The balance as of June 30, 2006 consisted of the following:


                                                       June 30, 2006
                                                       -------------
         Distributor Alliance                           $  68,129
         Credits from vendors                              19,359
         Tenant sublease rent                               4,800
         Returned checks from customers                     3,297
         Other                                                511
                                                       ----------
         Total:                                         $  96,096
                                                       ==========

NOTE 5 - INVENTORY:
------------------

         Inventories are stated at the lower of cost or market determined in a "first-in, first-out" basis. The inventory balance consisted of the following:

                                                      June 30, 2006
                                                      --------------
         Resalable products                            $  715,408
         Proprietary brand raw materials                   33,681
                                                       ----------
         Total:                                        $  749,089
                                                       ==========

NOTE 6 - PREPAID EXPENSES:
-------------------------

         The prepaid expense balance consisted of the following:

                                                      June 30, 2006
                                                      --------------
         Inventory                                     $   26,386
         Insurance                                         21,720
         Warehouse/Office Supplies                          5,871
         Service Contracts                                  9,225
         Other                                              4,250
                                                       ----------
         Total:                                        $   67,452
                                                       ==========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006

NOTE 7 - FIXED ASSETS:
---------------------

         Depreciation expense for the six months ending June 30, 2006 and June 30, 2005 was $43,563 and $45,450, respectively.

         Property and equipment at June 30, 2006 is as follows:

                                                      June 30, 2006
                                                      --------------
         Delivery Trucks                               $   41,800
         Warehouse Equipment                               35,642
         Coolers                                           64,000
         Office Equipment                                 101,947
         Furniture & Fixtures                              15,945
         Leasehold Improvements                            36,758
                                                       ----------
                                                          296,092
         Less: Accumulated depreciation                  (149,403)
                                                       ----------
         Net                                           $  146,689
                                                       ==========

NOTE 8 - CAPITALIZED FUNDING COSTS, NET:
---------------------------------------

         The table below summarizes the balance of capitalized funding costs as of June 30, 2006:

                                                            June 30, 2006
                                                            --------------
         Capitalized Funding Costs                            $5,027,823

         Accumulated Amortization:                            (3,699,905)
                                                              ----------
                  Total:                                      $ 1,327,918
                                                              ===========

         In March 2004, the Company entered into a placement agent agreement to assist with capital raising activities. The Company closed on first of two financing transactions on May 14, 2004 (See Note 16 - Current Portion, Long Term Debt) upon which a placement agent fee was paid according to the terms of the agreement. The Company issued 426,250 common stock purchase warrants, at a fair market value of $1,879,809 (valued using the Black-Scholes model) resulting in capitalized funding costs of $1,879,809 to be amortized over the 36 month term of the financing agreement (See Note 22 - Stockholders' Deficiency and Recapitalization). The debt instrument attributed to these warrants was refinanced on March 31, 2006; the Company amortized the remaining balance of capitalized funding costs in the amount of $861,579 for the six months ending June 30, 2006, while recognizing $313,301 for the same period in 2005.

         In connection with the same financing, the Company paid from net proceeds $131,000 in legal and closing costs. Due to the debt refinancing, the Company amortized the balance of capitalized funding costs of $60,042 for the six months ending June 30, 2006; amortized funding costs for the six months ending June 30, 2005 were $21,833. (See Note 20 - Long Term Notes Payable)

         On March 31, 2006, the Company refinanced the Secured Convertible Loan with the Laurus Master Fund. The Company paid from net proceeds $254,500 in legal and closing costs which will be amortized over the 36 month term of the notes. Amortized funding costs were $21,208 for the six months ending June 30, 2006 with a remaining balance of $233,292. There were no comparable transactions for the same period in 2005.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         The Company closed a second financing transaction on July 30, 2004 (See
         Note 20 - Long Term Notes Payable ). The Company issued 423,529 common stock purchase warrants, realizing a fair value of $1,359,712 recorded to capitalized funding costs (valued using the Black-Scholes model); the value is being amortized over the 42 month term of the financing agreement (See Note 22 - Stockholders' Deficiency and Recapitalization). The Company recognized amortized funding costs of $194,244 and $194,244, respectively, for the six months ending June 30, 2006 and 2005. The remaining balance of unamortized funding costs attributable to this transaction is $615,108.

         In June 2005, the Company entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. To execute the agreement, Cogent was to receive $300,000 as an initiation fee along with $28,500 for legal fees. These costs are being amortized over the 42 month term of the agreement; the Company recognized an expense of $47,415 with a remaining balance of $234,194 as of June 30, 2006. There were no comparable expenses for the six months ending June 30, 2005 (see Note 19 - Derivative Liability). The Company also issued 394,729 warrants to an investment banker as a placement agent fee. The warrants had a term of five years at an exercise price of $0.76 and were considered to have a fair value of $240,902 (valued using a Black-Scholes Model); an expense of $34,633 was recognized, with a remaining balance of $171,061 as of June 30, 2006. There were no comparable expenses for the six months ending June 30, 2005.

         Pursuant to the terms of the Financial Advisory and Investment Banking Agreement executed in April 25, 2005, the Company paid a placement agent fee of $301,950, or 10% of the gross units sold in the debt financing placement along with legal fees and administrative expenses of $106,804. The fees are being amortized over the term of notes which have maturity dates ranging from July 6, 2006 through November 8, 2006. The Company recognized an expense of $202,664 with a remaining balance of $40,922 as of June 30, 2006 (see Note 15 - Convertible Term Loan). The agreement also contains a provision whereby the Placement agent would be granted warrants to purchase shares of restricted common in consideration of placement agent fees for the same debt financing placement. As of June 30, 2006 the Company has issued 699,253 warrants with an exercise price of $0.76, a term of five years and a fair value of $384,666 (valued using the Black-Scholes model). The Company recognized an expense of $197,257, with a remaining balance of $21,345.

         In April 2006 the Company executed a 120 day demand note due August 5, 2006. The Company paid a placement agent fee, from the proceeds, in the amount of $40,000 which is being amortized over the term of the note. The Company recognized an expense of $28,000 with a remaining balance of $12,000 at June 30, 2006.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


NOTE 9 - TRADEMARKS:
--------------------

         Trademarks consist of the following:

                                                       June 30, 2006
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

NOTE 10 - CUSTOMER LIST:
-----------------------

         The table below summarizes the balance of the Beverage Network of Maryland ("BNMD") customer list as of June 30, 2006:

                                                            June 30, 2006
                                                            --------------
         Acquired customer list                                1,973,240

         Accumulated Amortization:                              (789,296)
                                                              ----------
                  Total:                                      $1,183,944
                                                              ==========

         As a result of the acquisitions of the assets of Pacific Rim Natural Juice Company ("BNHI") and Master Distributors, Inc. ("BNMD"), the Company recorded an identifiable intangible asset classified as customer lists. Acquired customer lists are considered to have a finite life pursuant to SFAS No. 142 to be amortized over the period the asset is expected to contribute to the future cash flows. The customer lists are being amortized over a five-year period. Upon completion of a periodic review of the valuation criteria management determined that the $21,094 balance of the customer list for BNHI should be written off as it was considered impaired. This was due to a working capital deficiency preventing this entity from purchasing inventory and generating sales. A review of the valuation criteria for the balance of the customer list for BNMD determined that there have not been any events or circumstances that have resulted in the need for a revision to the remaining period of amortization as defined in SFAS No. 142.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


NOTE 11 - GOODWILL:
------------------

         Acquired goodwill is considered to have an indefinite life pursuant to SFAS No. 142 and accordingly is not amortized but subject to periodic impairment tests. Pursuant to SFAS No. 142, goodwill of a reporting unit is required to be tested for impairment on an annual basis and between annual tests in certain circumstances. Testing for impairment, beyond an annual basis, is required if there is a significant adverse change in the entity carrying the goodwill. The Company evaluates the carrying value of intangible assets as of the fiscal year end for all entities, however, upon completion of a periodic review of the valuation criteria management determined that the $44,695 balance of goodwill for BNHI should be written off as it was considered impaired. A review of the valuation criteria for the remaining balance of the BNMD goodwill in the amount of $847,620, determined that there has not been any events or circumstances that have resulted in the need for a revision to the remaining period of amortization as defined in SFAS No. 142.

NOTE 12 - OTHER ASSETS:
----------------------

         The balance of other assets in the amount of $62,249 as of June 30, 2006 is comprised of rental security deposits.

NOTE 13 - LOANS PAYABLE AND LOANS PAYABLE, RELATED PARTY:
--------------------------------------------------------

         XStream Beverage, Inc. ("XBI"), a principal stockholder of the Company owned by XStream's Chairman, periodically loans money to XStream. In March 2004, the principal shareholder advanced $25,000 to the Company; XStream's loans from XBI are non-interest bearing demand notes with no specified term. The balance due was $50,355 at March 31, 2006.

         In March 2006, a shareholder advanced $50,000 to the Company as an interest bearing demand note at 6% per annum with no specified term. The Company repaid the loan in May 2006.

         Loans payable at June 30, 2006 were as follows:

         Loans Payable:


         Automotive equipment loan (1)                           $      923
         March 2004, interest bearing demand note 8%
          per annum, due June 2004 (loan in arrears) (1)             13,201
         March 2004, non-interest bearing, due April 2005
          due April, 2005 (loan in arrears) (1)                      72,934
         December 2005 - May 2006, 60 day demand notes,
          fixed interest                                            605,696
         April 2006, 120 day demand note,
          fixed interest                                            264,928


                                                                  ----------
           Total Loans Payable - Other                              957,682

           Loans Payable, Related Party                              50,355
                                                                 ----------
           Total Loans Payable                                   $1,008,037
                                                                 ==========
         ----------
         (1) Resulted from the acquisition of Beverage Network of Massachusetts, Inc. "BNMA")

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         From December 2005 to March 2006, the Company executed sixty day demand notes to investors that resulted in $550,000 of proceeds to the Company. The notes contain maturity dates ranging from February 23, 2006 to May 1, 2006 and contain provisions for fixed interest that amounts to $65,000. There is a provision in the notes whereby the holders received, in aggregate, 532,500 shares of restricted common stock which the Company valued at $183,725. The value is being amortized over the term of the notes; interest expense of $181,098 was recognized for the six months ending June 30, 2006. The Company also issued 1,875,000 share of its common stock as a pledge of collateral for the notes (See Note 22 (B) - Stockholders' Deficiency and Recapitalization).

         In April 2006 Company executed a $250,000, 120 day demand note, fixed interest of $25,000 due August 5, 2006. The proceeds to the Company was $210,000 after paying a placement fee of $40,000. The note contained a provision whereby the holder received 250,000 restricted common shares which the Company valued at $92,500 and is being amortized over the term of the note. Interest expense for the six months ending June 30, 2006 was $64,750 with a remaining balance of $27,750.


NOTE 14 - LAURUS MASTER FUND REVOLVING LINE OF CREDIT:
-----------------------------------------------------

         On March 31, 2006, the Company issued a $4 million line of credit with the Laurus Master Fund. ("Laurus Debt"). The line of credit bears interest at the highest of 9% or prime plus 2% and matures in March 2009 and interest is payable monthly monthly. The balance with accrued interest is $580,658 as of June 30, 2006.

NOTE 15 - CONVERTIBLE TERM LOAN:
-------------------------------

         The balance of the convertible term notes, accrued interest and related debt discount at June 30, 2006 is as follows:

                   Term note 18% per annum                       $  625,000
                   Term note 12% per annum                        3,019,500
                   Accrued interest                                 490,210
                   Less: debt discount                             (264,063)
                                                                 ----------
                                                                 $3,870,647
                                                                 ==========

         The Company secured $725,000 from investors resulting from a debt placement offering originating in February 2005. The debt instruments were convertible term notes at 18% per annum, with maturity dates ranging from September 1 to November 15, 2005. The net proceeds received by the Company was $725,000 to be used as general working capital. As a pledge for collateral, the Company issued 100,000 shares of restricted common stock to be held in escrow. Should the Company default, the exercise price of the warrants automatically reduce by 5% for each 30 day period in which the Company remains in default. Attached to the notes was a provision whereby the purchasers were issued common stock warrants, with a five year term and exercisable at $1.50, in an amount equivalent to the face value of each note. The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The 725,000 warrants issued to the debt holders were valued at $635,511 and recorded to derivative liability (See Note 22 (C) - Stockholders' Deficiency and Recapitalization).

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         In September 2005, we received a notice of default under the terms of two secured promissory notes issued by us from two investors in the aggregate principal amount of $200,000. These notes were due and payable by us on September 1, 2005. As collateral for these notes we pledged 100,000 shares of our common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of our common stock owned by him. The Company has repaid $100,000 of the principal balance, however, the note holders are demanding payment of $233,279. In February 2006, the Company executed an agreement in consideration for 2,500,000 shares of restricted common stock, to defer payments of these note holders until May 10, 2006. The shares were valued at 1,050,000 and the Company recognized interest expense of $1,050,000 as of June 30, 2006 (See Note 22 (B) - Stockholders' Deficiency and Recapitalization). In July 2006 the Company received a notice of final default judgment from one of the note holders demanding $135,053 within 45 days, or by August 24, 2006.

         In January 2006, the Company executed an agreement with the remaining note holders to defer all payments until March 31, 2006. In consideration, the Company issued an aggregate of 550,000 restricted shares valued at $148,500 and recognized the entire amount as interest expense for the six months ending June 30, 2006. In June 2006, the Company issued and additional 190,000 restricted shares valued at $51,300 to defer payments until September 15, 2006. The Company recognized interest expense of $5,897 with a remaining deferred balance of $45,403 as of June 30, 2006 (See Note 22 (B) - Stockholders' Deficiency and Recapitalization).

         As of July 5, 2005, the Company has completed the sale of $3,019,500 units of its securities to 44 institutional and/or accredited investors. The units consisted of $100,000 principal amount of convertible notes, warrants to purchase 100,000 shares of common stock at an exercise price of $0.76 per share with a term of five years and 10,000 shares of common stock. The maturity date of the notes range from July 6 through November 8, 2006 and bear interest at the rate of 12% per annum payable at the maturity date or upon conversion of the notes if prior to the maturity date. The holders of the notes have the option to convert the notes into common shares of the Company at a price equal to the public offering price of common shares of the Company in any underwritten registered public offering involving common stock of the Company less a discount of 20%. If the Company does not complete a public offering prior to maturity, the holders may, at their option, convert their notes at maturity into common shares at a price of $0.76 per share, subject to adjustment in the event of any dilution events. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the conversion price from $0.76 to $0.45. The transaction resulted in net proceeds of $2,610,766 to be used for general working capital, after payment of offering costs and fees of $408,734. As of June 30, 2006, the Company reflected a balance of principal and interest due of $3,350,646. The Company allocated $2,885,290 to debt discount; it recognized interest expense from debt discount amortization of $1,436,541 with a remaining balance of $264,063 to be amortized through fiscal 2006. (See Note 19 - Derivative Liability)

         The 301,950 shares of common stock, issued to the debt holders, were valued at $236,471 and are being amortized over the term of the notes. The Company recognized an expense of $119,411 with a remaining deferred component of $15,451 as of June 30, 2006. (See Note 22 (B) - Stockholders' Deficiency and Recapitalization).

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         Notice of Default:

         The event of default under the Laurus Secured Convertible Term Note (see Note 20 - Long Term Notes Payable), prior to being paid as of March 31, 2006, has triggered an event of default under unsecured promissory notes in the aggregate principal amount of $3,019,500 which we issued to an aggregate of 44 purchasers in a private placement of our securities between June and November, 2005. At the option of the holders of greater than 50% of the face amount of these outstanding notes, the notes will become immediately due and payable. We do not know at this time what action, if any, the note holders may take.

NOTE 16 - CURRENT PORTION, LONG TERM DEBT & DEBT DISCOUNT:
---------------------------------------------------------

         The current portion of long term debt and debt discount as of June 30, 2006 is as follows:

         Interest bearing demand note 6% per annum, due
         April 2012 (Maui Trademark)                     $  185,436
         Secured 6% convertible note ("BNMD")             2,097,798
         Senior secured note ("Laurus")*                    525,000
                                                         ----------
          * (see Note 20 - Long Term Notes payable)       2,808,234
                                                         ==========

         On June 28, 2006, the Company received a notice of final default judgment from the principal owner of the Maui Juice Company for failure to pay principal payments under the terms of the Purchase and Sale Agreement for the Maui Juice trademark. The amount in arrears is approximately $55,000 and the Company's attorney is negotiating with the plaintiffs for an alternative payment schedule.

         On July 9, 2004, the Company's wholly owned subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), (a Florida Corporation) announced it has completed the acquisition of substantially all of the assets and certain liabilities of Master Distributors, Inc. Pursuant to the terms of the agreement, the Company issued a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum. The Company executed an amended agreement to defer all payment of the note until June 15, 2005. The holder, at his discretion, may elect to receive XStream stock in lieu of a cash payment. The minimum conversion is $25,000 at a predetermined value of $5.20 per share. In January 2005, the Company issued 150,000 shares of restricted common stock to the principal owner of Master Distributors, Inc. as consideration for deferring all debt payments until June 15, 2005. In September 2005, the Company received a notice of default from the principal owner of Master Distributors. We do not know at this time what action, if any, Master Distributors, Inc. may take. The balance due as of June 30, 2006 is $2,097,798.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


NOTE 17 - ACCRUED EXPENSE-SALARIES, ACCRUED EXPENSE-OTHER:
---------------------------------------------------------

         Effective February 5, 2004, the Company executed revised employment agreements for its Chairman, President, and Vice President stipulating an annual base compensation of $130,000 each. Accrued Compensation reflecting officers, new hires, and acquisitions, for the period ending June 30, 2006 was as follows:

         Accrued Expense-Salaries: Officers/Directors     $  488,686
         Accrued Expense-Salaries: Other                     282,486
         Accrued Expense-Liquidated Damages                  252,977
         Accrued Expense-Cogent                            1,150,470
         Accrued Expense-Taxes                               201,062
         Accrued Expense-Other                                32,687
                                                          ----------

                                Total Accrued Expenses:   $2,408,368
                                                          ==========


         The Company has accrued salaries of $488,686, in aggregate, due to the Chairman, President and Vice President. The remaining accrued salaries balance of $282,486 consists of $245,578 of current payroll due to non-officers/directors and $36,908 due to a former employee.

         The Series B preferred shareholders have a provisions contained within the registration rights agreement that stipulate they are entitled to liquidated damages if the SB-2 registration statement is not effective by a specified date. The Series B preferred offering resulted in gross proceeds of $2,160,000 with liquidated damages accruing at 2% for month 1 (September 2004) and at 1.25% for each month thereafter (October 2004
         - June 2006) until the registration is effective. The Company has the option to remit payment of the liquidated damages by issuing more series B preferred stock. The balance of accrued series B preferred liquidated damages is $252,977 as of June 30, 2006.

         The Laurus Master Fund, Ltd. registration rights agreement executed in May 2004 also contained a provision for liquidated damages; this transaction resulted in gross proceeds of $3,000,000 with liquidated damages accruing at 2% per month for not having the SB-2 effective (commencing August 14, 2004). On March 31, 2006 the secured convertible loan associated with the registration rights agreement was refinanced and the balance of $1,170,000 of accrued liquidated damages was paid with the issuance of the $2 million secured convertible note on March 31, 2006. (See Note 20- Long Term Notes Payable)

         In June 2005, The Company has entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. Under the terms of the equity swap, the 15,789,472 common shares and the bonds are maintained in escrow until the earlier of 42 months or such time as all of these shares are covered by an effective registration statement filed with the SEC. During the period of the escrow, Cogent Capital Corp. will also receive from the swap agreement, interest earned on the $15,000,000 at a rate equal to LIBOR +125 basis points, payable monthly. The balance of accrued expenses and interest due to Cogent as of June 30, 2006 is $1,150,470 (See Note 23 - Subscription Receivable).

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         Under the terms of the Secured Convertible Term Note issued by us to the Laurus Master Fund, Ltd. in May 2004, this judgment constituted an event of default. As security for this note we have granted a security interest to the Laurus Master Fund, Ltd. in all of our assets, the obligations under the secured convertible term note have been guaranteed by our subsidiaries, and we have pledged the stock of all of our current and any future subsidiaries acquired by us during the term of the secured convertible term note. As a result of this default, The Laurus Master Fund, Ltd. is entitled to 2% default premium in addition to the stated interest rate currently accrued on the remaining balance of the note per month. On March 31, 2006 the secured convertible note was refinanced and the balance paid. The balance of accrued interest associated with the default premium in the amount of $332,563 was also paid.

         The Company is legally pursuing a former payroll processor, Florida Employer Solutions, Inc. (FES), for restitution in the form of reimbursement of payroll taxes monies that the payroll processor failed to pay on behalf of the Company. The balance due is $201,062 as of June 30, 2006.

NOTE 18 - DIVIDENDS PAYABLE:
---------------------------

         The Series B Preferred pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of the Company's common stock or additional shares of Series B Preferred. The dividends payable as of June 30, 2006 was $87,632.

NOTE 19 - DERIVATIVE LIABILITY:
------------------------------

         The Company recognized liabilities for the following derivatives at the date of their issuance during the six-month period ended June 30, 2006 and 2005, respectively:

                           During the six-month period

                                    Ended June 30,

                                          2006                  2005
                                       ----------            ----------

Embedded conversion
features and liquidated damages
and freestanding warrants issued
to investors-
$2,000,000 senior convertible note     $2,599,716            $       --
Term loans                                     --             3,460,774
Freestanding warrants issued to
placement agents
Other warrants                                 --             1,012,100
                                       $2,599,716            $4,472,874

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


The fair value of the derivative liabilities at June 30, 2006 are as follows:

Embedded conversion
features and liquidated damages
and freestanding warrants issued
to investors-
$3,000,000 convertible note                    $  173,477
 $2,000,000 senior convertible note             1,414,542
Series B preferred shares                       2,180,840
Convertible Term loans                          1,273,143
Freestanding warrants issued to
placement agents
$3,000,000 convertible note                        73,609
Series B preferred shares                          75,540
Term loans                                        138,653
Other warrants                                    332,367
                                               ----------
                                               $5,662,171

The Company used the following assumptions to measure the identified derivatives as follows:


Embedded conversion feature and liquidated damages

                                               During the six-month
                                Period ended June 30, 2005     At June 30, 2006
                                --------------------------     ----------------
Market price:                          $    0.90                   $     0.25
Conversion price:                      $    0.76                   $0.45-1.50
Term:                                    4 years               2.3-3.75 years
Volatility:                                  77%                         136%
Risk-free interest rate:                   3.64%                        5.12%
Maximum liability:
$2,000 senior convertible note                                     $3,757,638
Series B preferred shares                                           6,202,936
Term loans                                                          3,544,738



Freestanding warrants
                                               During the six-month
                                Period ended June 30, 2005     At June 30, 2006
                                --------------------------     ----------------
Market price:                         $     0.90                   $    0.25
Exercise price:                       $ 0.20-100                   $0.20-100
Term:                               2.75-5 years             1.24-4.31 years
Volatility:                              73-104%                        136%
Risk-free interest rate:              3.22-3.64%                       5.12%
Outstanding other
options and warrants                                               9,957,548

The embedded conversion features are as follows:

Reset Feature Following Subsequent Financing-: 50% for all debt financing, which is the effective discount to market value the Company would offer in the event we provide for a subsequent private placement financing

Liquidated Damage Clause: 46% and 48.75% for the convertible note and the preferred Series B shares, respectively, which is the difference, in months between the time the underlying shares are free-trading and the grace period to obtain a registration statement, multiplied by the liquidated damage rate of ranging between 1.25% to 2% per month.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


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


During the six-month period ended June 30, 2006 and 2005, the Company allocated $2,000,000 and $720,857, respectively, of the fair value of the derivatives issued in connection with the debt, at their date of issuance, to debt discount. The excess of the fair value of the derivative liabilities over the debt discount has been recognized as other expense, which amounts to $765,528 and $82,186 during the six-month period ended June 30, 2006 and 2005, respectively.



During the six-month period ended June 30, 2005, the Company allocated $1,051,636 of the fair value of the derivatives issued in connection with services performed by consultants to consulting expenses.

The variation in fair value of the derivative liabilities between the measurement dates amounted to an increase of approximately $2.5 million and $6.6 million during the six-month period ended June 30, 2006 and 2005, respectively. The decrease in fair value of the derivative liabilities has been recognized as other income and the increase has been recognized as other expense.


NOTE 20 - LONG TERM NOTES PAYABLE:
---------------------------------

         The current portion of long term debt and debt discount as of June 30, 2006 is as follows:

         43.2 shares of Series B Convertible Preferred Stock        2,160,000
         Senior Secured convertible note ("Laurus")                 2,042,194
         Senior secured note ("Laurus")                             4,033,389
         Less: Debt discount Convertible Preferred Stock             (701,143)
         Less: Debt discount Secured convertible note ("Laurus")   (1,833,333)
         Less: Debt discount on senior secured note                  (303,989)
         Less: Current portion of senior secured note *              (525,000)
                                                                   ----------
                                                                   $4,872,118
                                                                   ==========
         ---------
         * (see Note 15 - Current Portion, Long Term Debt)

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of its Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term. The balance of the $2,160,000 gross proceeds, less debt discount of $891,429, is reflected as of June 30, 2006 (See Note 22 (A) - Stockholders' Deficiency and Recapitalization).

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds"). The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate per annum of prime plus two percent and has a term of three years (May 14, 2007). In connection with the financing, Laurus Funds was also issued a Warrant (the "Warrant") to purchase up to 225,000 shares of the Company's common stock. The warrants are exercisable as follows:
         75,000 shares at $6.40 per share; 75,000 shares at $7.80 per share and the balance at $9.00 per share. The Company recorded a debt discount of $3 million to be amortized over the term of the note. On March 31, 2006, the debt was repaid as a result of issuing the $4 million secured, non- convertible note. The remaining balance of debt discount, $1,375,000, was amortized to interest expense for the six months ending June 30, 2006.

         A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 2% of the note balance, per month, accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, resubmitted on October 14, 2005 and subsequently cancelled in April 2006. The Company recorded liquidated damages attributable to the registration statement in the amount of $1,170,000 which were paid with the issuance of the $2 million secured convertible term loan as of March 31, 2006. (See Note 17 - Accrued Expenses Salaries, Accrued Expense Other).

         On March 31, 2006, the Company issued a $4 million secured note, a $2 million senior secured convertible note and a $4 million line of credit ("Laurus Debt"). The Laurus Debt bears interest at the highest of 9% or prime plus 2% and matures in March 2009. Interest on the $2 million senior secured convertible note is due at maturity, while interest on the $4 million secured note and $4 million line of credit is payable monthly.

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

         The funds received from the Laurus Debt were used to repay approximately $2.8 million of principal and interest due on a $3 million convertible note and to satisfy approximately $1.5 million in liquidated damages and accrued default interest. The balance of $259,308 was sent to the Company for working capital. The balance of principal and accrued interest on the $2 million secured convertible note and the $4 million secured note was $2,042,194 and $4,033,389, respectively, as of June 30, 2006.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         To secure the payment of all obligations, Xstream Beverage Network, Inc. "XBNI" and its subsidiaries entered into a Master Security Agreement which assigns and grants to Laurus Funds a continuing security interest in all of the following property now owned or at any time upon execution of the agreement, acquired by XBNI or its subsidiaries, or in which any Assignor now has or at any time in the future may acquire any right, title or interest (the "Collateral"): all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, tradestyles and any other intellectual property, in each case, in which any Assignor now has or may acquire any right, title or interest, all proceeds and products thereof, (including, without limitation, proceeds of insurance), and all additions, accessions and substitutions. In the event any Assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and has obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus Funds agrees to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

NOTE 21 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

         (A) FACILITY LEASES

         Effective December 1, 2003, XStream terminated its month-to-month lease at its corporate headquarters in Boca Raton and co-located with its subsidiary, BNSF. BNSF renewed the lease for twelve months in November 2004. The current facility is 7,200 sq. ft. at a monthly rate of $4,776. On October 24, 2005, the facility was rendered uninhabitable due to damage sustained during Hurricane Wilma. The current lease expired on November 30, 2005 and the Company opted not to renew the lease for the current space and rented an executive suite while trying to secure a more permanent space. The month-to-month rental was approximately $1,350 per month. In February 2006, Xstream executed a 5 year sublease beginning in March 2005. The space is approximately 3,564 square feet at a rate of $12.50 per sq. ft. Rent expense was $23,162 for the six-months ending June 30, 2006.

         BNSF moved its inventory to a warehouse facility on a month-to-month basis with no lease agreement at a cost of approximately $500 per month; in addition the BNSF incurs charges for loading and handling for the inventory. Rent expense for the six months ending June 30, 2006 was $3,780.

         BNCT leased a 13,622 square foot facility in Bristol, CT. The rent is $5,676 per month and the lease expires in October 2008. The lease was terminated and the premises vacated. Rent expense for the six- months ending June 30, 2006 was $27,447.

         BNHI assumed the current lease as part of acquiring the assets of Pacific Rim. The terms were month- to-month with rent of $1,038 per month. In March of 2004, BNHI entered into a month-to-month lease agreement for management facilities with monthly rent of $2,000. The space was being utilized as housing for marketing consultants and other individuals active in expanding the brand and current distribution territory. Subsequently, in April 2005, Xstream entered into a three year lease agreement for the benefit of BNHI. The lease provides for 2,750 square feet of retail, office, and warehouse space at a cost of $2,750 per month plus real estate taxes and escalation. Rent expense charged to operations for the six-months ending June 30, 2006 was $33,494.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         BNMA assumed the lease from Ayer Beverage, Inc., consisting of a 4,300 square foot facility at a cost of $1,425 monthly. On June 1, 2004, BNMA entered into a second lease agreement for 13,500 sq. ft. of space located in Lawrence, MA. The terms are month-to-month at a cost of $5,000 per month; the lease was terminated in November, 2004. BNMA renewed the assumed lease from Ayer Beverage, Inc. in June 2005 at a monthly rate of $1,688. In April 2006, the lease was terminated and BNMA moved its inventory to a warehouse facility on a month-to-month basis with no lease agreement at a cost of approximately $750 per month. Rent expense charged to operations for the six-months ending June 30, 2006 was $13,008.

         BNMD assumed the lease from Master Distributors, Inc., consisting of a 70,261 square foot facility at a current cost of $24,775 monthly. The current lease expires on March 31, 2008, and the Company is provided with an annual credit each March, equivalent to one months' rent. BNMD also subleases to four tenants 12,250 sq. ft. of warehouse space along with parking spaces adjacent to the building. The total space subleased provides $12,550 per month. The sublease rent is offset against rent expense. The total rent charged to operations for the six-month period ending June 30, 2006 was $42,804.

         (B) EMPLOYMENT AGREEMENTS

         See Note 17 for details regarding accrued compensation.

         (C) LITIGATION

         Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Kraft Foods, Inc. in the Superior Court of the County of Middlesex, Commonwealth of Massachusetts with respect to Civil Docket Number MICV2005-02503. For financial reasons the Company was unable to contest the plaintiff's claims and on August 26, 2005 a default order was entered in favor of Kraft Foods, Inc. against Beverage Network of Massachusetts, Inc. On October 4, 2005 Beverage Network of Massachusetts, Inc. was served with an execution order in the amount of $91,902, which includes costs. The Company agreed the terms of a payment plan with the plaintiff's attorney to remit monthly payments of $14,172 until the entire balance is paid.

         On September 12, 2005 the Company received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. The notes were due and payable on September 1, 2005. As collateral for these notes the Company pledged 100,000 shares of restricted common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of common stock personally held by him. The note holders are demanding payment of $328,814. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. On March 16, 2006, an agreement was made with the two note holders whereby the Company would redeem the notes and make all payments due to the note holders, on or before March 31, 2006. As consideration, the Company granted each note holder 750,000 shares restricted common stock along with 500,000 shares of restricted common stock to each note holder which would be subject to release from escrow on March 31, 2006 should the notes not be redeemed by that date. We failed to redeem the notes and consequently, the shares in escrow have been released by the escrow agent to the note holders. On July 10, 2006 the Company received a notice of final judgment by default from one of the note holders in the amount of $135,053. The Company has 45 days to satisfy the judgment. No further agreement has been discussed or reached with the remaining note holder. The default under these notes created another event of default Under the unsecured convertible term notes in the principal amount of $3,019,500.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         On September 29, 2005 we received a notice of default from Morris Stodard and Master Distributors, Inc. under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc., as well as under an employment agreement with Mr. Stodard. The note holder is demanding payment of $517,735 which he asserts is the amount of outstanding principal and interest due under the note, as well as amounts due under the employment agreement. We continue to make payments to Mr. Stodard and Master Distributors based on the balances that were reflected at the time of the Master Distributors acquisition. The balance due to Mr. Stodard and Master Distributors was is 2,097,798 as of August 11, 2006. The default under this note has created another event of default under the unsecured convertible term notes in the principal amount of $3,019,500.

         In October 2005, American Beverages Inc filed a demand against Beverage Network of Connecticut and Beverage Network of Massachusetts in the amount of $69,452. We have reached agreement on a settlement plan with their attorneys.

         In October 2005, Good-O Beverages was awarded a judgment on the amount of $28,500 against Beverage Network of Connecticut for product ordered by us in fiscal 2004. We have made regular payments in settlement of this amount and there is a balance of $2,904 as of August 11, 2006.

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

         On January 15, 2006 Export Development Canada obtained a judgment against Total Beverage Network, Inc. in the amount of $22,357 for products that we ordered in 2004 but did not pay in full. We have not yet reached an agreement with the plaintiff.

         On January 25, 2006, we received a Civil Action Summons from the attorney for the Maui Juice Company and Lawrence Lassek for breach of contract, for our failure to pay certain installment payments under the terms of the Purchase and Sale Agreement with Maui Juice Company in the amount of $55,000. We are working with the plaintiffs to make the account current.

         In February, 2006 we received a demand letter from Ayer Beverage, Inc. in the amount of $72,934 for payments due under the Purchase and Sale Agreement between Ayer Beverage and Beverage Network of Massachusetts. Under the same agreement, we are also required to make payments under obligations that we assumed for $7,889 plus costs and interest to Citizen's Bank and $30,000 to Mr. Tom MacIntire. We have reached an agreement with Mr. Lehan and Ayer Beverages to pay the obligations to Mr. MacIntire and Citizen's Bank in full and pay Ayer Beverage $36,467 followed by three monthly payments thereafter of $9,467. As of April 2006, the debt with Citizen's Bank had been completely satisfied.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         In February 2006, Total Beverage Network received a demand from Le Natures, Inc in the amount of $17,057 for product that was ordered in 2004 but not paid in full. We are working with their attorney to reach a settlement agreement.

         In March of 2004, the Company contracted with Florida Employer Solutions, Inc. to process the company payroll and certain other employee benefits such as health insurance. The collection and payment of payroll taxes was an integral part of this service. In June 2005, the Company was informed by the Internal Revenue Service that payroll tax payments had not been remitted on our behalf. The Company had remitted all payments to Florida Employer Solutions so they could remit the tax payments on our behalf. Florida Employer Solutions has admitted to the Company and to the IRS that they had not made the mandatory payments when due. We believe that the total amount due to the IRS is approximately $335,171, which includes the principal balance of unpaid taxes. The IRS have agreed to waive certain penalties upon receiving the principal balance due. In September 2005 the Company filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida against Florida Employer Solutions, Inc. and Luis Ferrer and Maria G. Legarda, officers of Florida Employer Solutions. The complaint alleges breach of contract, fraud, conversion, violation of the Florida Unfair and Deceptive Trade Practices Act and unjust enrichment and seeks judgment against Florida Employer solutions for all damages, interests and costs.

         The Company has been advised by attorneys that this case will be going to trial in January 2007 if the monies are not paid during a mediation hearing that will be scheduled prior to the trial date. In the event that such monies are received, it will be applied the tax portion of the liability due the IRS. We have been further advised by counsel that on May 4, 2006, the IRS negotiated a voluntary payment arrangement whereby the Company would remit payments of $20,000 per month towards the outstanding tax due of approximately $335,171. The attorney has filed an appeal with the IRS to have all penalties and interest abated and feels it is highly probable that this will occur due do the circumstances surrounding the case. The IRS agrees not to issue any future liens or levies provided that the Company adheres to the payment arrangement.

         In May 2006, the IRS garnished a bank account in the amount of $114,110; this amount, along with an additional payment of $60,000 has been applied to the outstanding balance. The balance due as of August 11, 2006 is 161,061.

         Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Fuze Beverage, LLC in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts with respect to Civil Docket Number MICV2005-01392. For financial reasons the Company was unable to contest the plaintiff's claims and on May 27, 2005 a default order was entered in favor of Fuze Beverage, LLC against Beverage Network of Massachusetts, Inc. The court has entered a judgment in the amount of $36,873.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


NOTE 22 - STOCKHOLDERS'DEFICIENCY AND RECAPITALIZATION:
------------------------------------------------------

         (A) PREFERRED STOCK

         The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value. The Board of Directors is authorized to issue two series of preferred stock and to fix the designation, powers, preferences, and rights of the shares of each series. In addition, the Company may pay dividends of common stock to preferred stockholders. In October 2001, the Board of Directors authorized Series A preferred stock, which is cumulative voting and convertible and does not have dividend rights. Each share of preferred stock is convertible to one share of common stock and each share of preferred stock is entitled to 5 votes on each matter submitted to a vote of the total capital stock of the Company. There were 200,000 preferred Series A shares outstanding at June 30, 2006.

         On August 2, 2004 XStream sold 43.2 shares of Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. XStream received gross proceeds of $2,160,000. The designations, rights, and preferences of the Series B Preferred provide that the Series B shares (i) have a liquidation preference of $50,000 per share; (ii) are convertible into shares of XStream common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The conversion price is subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event, Xstream issues or sells any additional shares of common stock or other securities, which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the conversion price from $1.50 to $0.76. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the conversion price from $0.76 to $0.45. Holders are restricted in their ability to convert the Series B Preferred into common stock if at the time of conversion the number of shares of common stock to be issued, together with all other shares of common stock owned by the holder, would result in the holder owning in excess of either 4.9% or 9.9% of the then issued and outstanding shares of Company's common stock, subject to a waiver by the holder of these limitations upon 61 days notice to the Company. Gross proceeds of $2,160,000 from the issuance of 43.2 shares of Series B Preferred, five year Series A detachable common stock purchase warrants to purchase 1,440,000 shares of the Company's common stock with an exercise price of $2.00 per share and five year Series B detachable common stock warrants to purchase 720,000 shares of the Company's common stock with an exercise price of $4.00 per share. The Series B Preferred, which has a liquidation preference of $50,000 per share, is convertible into shares of the Company's common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price from $1.50 to $0.76. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the exercise price from $0.76 to $0.45. The Company recognized debt discount of $2,160,000 along with a mandatory redemption premium of $504,000, to be amortized over the 42 month term of the agreement. The Company recognized interest expense from debt discount amortization of $380,573 as of the six months ended June 30, 2006 with a remaining balance of debt discount of $701,142.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


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

         A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 1.25% of the note balance, per month, accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, resubmitted on October 14, 2005 and subsequently cancelled. In December 2005, the Company issued 7.14 shares of Series B Preferred stock in lieu of payment for $357,223 of liquidated damages. The balance of accrued liquidated damages is $252,977 as of June 30, 2006. (See Note 17 - Accrued Expense Salaries, Accrued Expense Other)

         The Series B Preferred has no voting rights, it ranks senior to Xstream's common stock and to all other classes of its securities which do not specifically provide that they are senior to the Series B, but subordinate to all of the Company's indebtness, and it pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of common stock or additional shares of the Company's Series B Preferred. If Xstream chooses to pay the dividends in registered shares of the Company's common stock, the shares are valued at the then conversion price of the Series B Preferred and if Xstream chooses to pay the dividends in shares of Series B Preferred, those shares are valued at the liquidation preference of the stock. In December 2005, the Company issued 3.43 shares of Series B Preferred shares as payment of $171,622 for accrued dividends. The dividends payable as of June 30, 2006 was $87,632 (See Note 18 - Dividends Payable).

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         On July 1, 2005, the Company issued 10 shares of Series B Preferred stock (convertible to 500,000 shares of restricted common stock) to a consultant pursuant to the terms of a service agreement. The shares were valued at $1.10, the closing price of the Company's common stock as of the grant date. The $550,000 value of the transaction will be amortized over the term of the agreement (see Note 22 (B) - Stockholders' Equity and Recapitalization).

         During the period of January 1, 2006 and June 30, 2006, 12.26 shares of Series B Preferred stock was converted to 1,056,579 shares of restricted common stock at the request of the holders. The shares were valued at par and recorded to additional paid-in-capital, with no effect on operations.

         There are 41 shares of Series B Preferred Stock issued and outstanding as of June 30, 2006.


         (B) COMMON STOCK

         In June 2005 the Company executed a consulting agreement with a term of twelve months in consideration for services consisting of 25,000 shares of restricted common stock. The shares were valued at $1.00; the closing price on the date of grant. The Company recognized consulting expense of $10,371 for the six months ended June 30, 2006.

         In June 2005, the Company has also entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 Common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. The price per common share was based on a discount of 20% from the closing price of the common stock on May 26, 2005. The U.S. government bonds were issued at current market value. The transaction resulted in the Company recording a subscription receivable in the amount of $15,000,000 (See Note 23 - Subscription Receivable).

         The Company executed a twelve month consulting agreement on July 1, 2005. The consultant was granted 500,000 restricted common shares and 10 Series B Preferred shares which can convert into 500,000 restricted shares (see (A) Preferred Stock above). The shares were valued at $1.10, the closing price of the stock on the agreement date. The Company recognized consulting expense of $546,798 for the six-months ended June 30, 2006.

         The Company executed a consulting agreement with a six-month term commencing on July 12, 2005. The consultant was granted 10,000 restricted common shares valued at $0.95; the closing price of the stock on the grant date. The Company recognized and expense of $620 as of June 30, 2006.

         The Company issued 301,950 shares of restricted common stock to subscribers as a result of purchasing 3,019,500 units in the debt placement financing (see Note 15 - Convertible Term Loan). The shares values ranged from $0.43-$1.05, the closing price of the stock on the date subscriptions were executed. The total value was $236,471 and is being recognized of the term of the notes which contain due dates ranging from June 30, 2006 to November 8, 2006. The Company recognized interest expense of $119,411 for the six-months ending June 30, 2006, with a remaining deferred balance of $15,451.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         The Company executed a twelve-month consulting agreement, commencing November 11, 2005, in consideration of 200,000 shares of restricted common stock. The shares were valued at $0.40; the closing price on the date of grant. The Company recognized consulting expense of $39,671 for the six- month period, with a remaining deferred component of $29,370 as of June 30, 2006.

         The Company executed a consulting agreement with a term of twelve months, commencing November 30, 2005. In consideration for services, the consultant received 300,000 shares of restricted common stock valued at $0.22; the closing price on the grant date. For the six-month period ending June 30, 2006, the Company recognized an expense of $32,729 with a remaining deferred component of $27,666.

         On December 23, 2005, the Company executed a 60 day promissory note, resulting in gross proceeds of $100,000. Attached to the note was a provision for the Company to issue 50,000 shares of restricted common stock to the holder. The shares were valued at $0.44; the closing price on the date of grant. The Company recognized an expense of $19,373 for the six-months ending June 30, 2006.

         On December 15, 2005, the Company executed a six month consulting agreement in consideration of 100,000 shares of restricted common stock, valued at $0.51. The Company recognized and expense of $46,516 for the six-months ending June 30, 2006.

         During the period of January 1, 2006 and June 30, 2006, the Company issued a total of 12,841,079 shares of restricted common stock. Shares issued for services, compensation and loan fees are valued at the closing price of the stock on the grant date and recognized over the term of the corresponding contract and/or agreements; shares issued as a pledge of collateral are considered issued but not outstanding; shares issued from the conversion of Preferred Series B stock are valued at par with no effect on operations.


         The table below represents the activity of shares issued as of June 30, 2006:

                                                                           Aggregate       Deferred          Expense
          Consideration              No. Shares      Price Range             Value         Balance         Recognized
                                    -----------      -------------        -----------    -----------       -----------
SERVICES                              1,722,000      $0.24 - $0.42        $   641,940    $  (230,823)      $   411,117
LOAN FEES                             4,472,500      $0.27 - $0.43        $ 1,689,025        (73,153)      $ 1,615,872

COMPENSATION                          3,965,000          $0.27            $ 1,070,550         -0-          $ 1,070,550

PLEDGE OF COLLATERAL                  1,625,000           -0-                  -0-            -0-               -0-

CONVERSION OF PREFERRED SERIES B      1,056,579           -0-                  -0-            -0-               -0-
                                    -----------      -------------        -----------    -----------       -----------
      TOTAL:                         12,841,079          N/A             $ 3,401,515     $  (303,976)      $ 3,097,539
                                     ----------- ------------------ -------------------  -----------       -----------

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


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

         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Fund, Ltd. ("Laurus Fund"), (See Note 20 - Long Term Notes Payable). The financing consisted of a $3 million Senior Secured Convertible Note with an interest rate of prime plus two percent and had a term of three years (May 14, 2007). The Company then issued 426,250 options to the placement agent mentioned above, as they were directly engaged in securing the Laurus transaction. The five year warrants were exercisable at $1.50 and the Company recorded the fair value of the options as capitalized funding costs with an offset to derivative liability in the amount of $1,879,809 at the date of issuance. (See Note 8 - Capitalized Funding Costs) The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants from $1.50 to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006 triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45. (The transaction was valued using the Black-Scholes model with the following assumptions expected dividend yield of 0% risk-free interest rate of 2.53%, volatility 124% and expected term of 5 years.)

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of our Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. The gross proceeds of $2,160,000 is reflected as of June 30, 2006, (See Note 22 -
         (A) Above), the Company compensated a placement agent engaged in the transaction with warrants to purchase the Company's common stock consisting of 160,941 warrants exercisable at $1.50 for five years, 118,588 warrants exercisable at $2.00 for five years, 144,000 warrants exercisable at $4.00, for five years. The fair value of the warrants were valued at an aggregate $1,359,712 recorded as capitalized funding costs and derivative liability at the date of issuance. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants ranging from

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         $1.50-$4.00 to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45. (The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.51%, volatility 161% and expected term of five years.

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

         In January 2005, the Company entered into another one year agreement for consulting services. The agreement stipulated as consideration of services, the Company grant warrants for the purchase of 300,000 shares of common stock issued as follows: 100,000 warrants at $2.00 per share, 100,000 warrants at $2.50 per share, 100,000 warrants at $3.00 per share. The fair value of the warrants, $371,825, were recorded as a derivative liability at the date of issuance. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants ranging from $2.00-$3.00, to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using a Black-Scholes model with an interest rate of 3.22%, volatility of 104.25%, zero dividends and expected term of five years).

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         On February 25, 2005, the Company issued warrants to purchase 300,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan. (See Note 15 - Convertible Term
         Loan) The fair value note and warrants were recorded as a derivative liability in the amount of $269,488 at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.38%, volatility of 87.86%, zero dividends and expected term of five years).

         On February 25, 2005, the Company entered into a six-month agreement for financial consulting services. The Company agreed to issue warrants to purchase 40,000 shares of restricted common stock at $1.50. The Company recorded a derivative liability in the amount of $35,932 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.38%, volatility of 87.86%, zero dividends and expected term of five years).

         In April 2005, the Company issued warrants to purchase 290,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan (See Note 15 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $240,746 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.65%, volatility of 90.46%, zero dividends and expected term of five years).

         On April 4, 2005, the Company executed a sixty-month consulting agreement in consideration of granting warrants to purchase 127,059 shares at $1.50 and 169,412 shares at $2.00. The Company recorded a derivative liability in the amount of $171,527 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.65%, volatility of 73.35%, zero dividends and expected term of five years). The issuance of the 12% convertible term loans originating on June 30, 2005, triggered an adjustment in the exercise price of the warrants ranging from $1.50-$2.00 to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45.

         On April 7, 2005, the Company executed a twelve-month consulting agreement in consideration of granting warrants to purchase 150,000 shares of common stock at $1.50; The Company recorded consulting expense and a derivative liability in the amount of $121,283 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.65%, volatility of 83.09%, zero dividends and expected term of five years). The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants from $1.50 to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45.

         In May 2005, the Company issued warrants to purchase 135,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible term loan, (See Note 15 - Convertible Term Loan) The Company recorded a derivative liability in the amount of $117,860 at the date of issuance. (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 94.78%, zero dividends and expected term of five years).

         In June 2005, the Company executed a twelve-month consulting agreement in consideration of granting warrants to purchase 150,000 shares of common stock at $1.50. The Company recorded consulting expense and a derivative liability in the amount of $91,515 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 83.65%, zero dividends and expected term of five years).

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         On June 30, 2005 the Company issued 394,729 warrants to purchase common stock at $0.76 as placement agent fees attributed to the Cogent Capital transaction (See Note 19 - Derivative Liability). The Company recorded a derivative liability in the amount of $240,902 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45. Computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years.

         In July 2005, the Company issued warrants to purchase 1,400,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 15 - Convertible Term
         Loan). The Company recorded a derivative liability in the amount of $1,281,624 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 324,211 warrants to purchase restricted common stock in consideration as placement agent fees for subscribers purchasing 1,400,000 units of the debt placement financing (See Note 15
         - Convertible Term Loan). The Company recorded a derivative liability in the amount of $197,865 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years).

         The Company issued warrants to purchase 215,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 15 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $245,850 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.87%, volatility of 81.62%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 49,789 warrants to purchase restricted common stock in consideration as placement agent fees for subscribers purchasing 215,000 units of the debt placement financing (See Note 15 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $37,956 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.87%, volatility of 81.62%, zero dividends and expected term of five years).

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         In August 2005, the Company issued warrants to purchase 475,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 15 - Convertible Term
         Loan). The Company recorded a derivative liability in the amount of $415,850 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 4.04%, volatility of 93.60%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 110,000 warrants to purchase restricted common stock at $0.76 in consideration as placement agent fees for subscribers purchasing 475,000 units of the debt placement financing (See Note 15 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $64,201 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 4.04%, volatility of 93.60%, zero dividends and expected term of five years).

         In September 2005, the Company issued warrants to purchase 357,500 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 15 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $282,456 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.95%, volatility of 100.29%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 82,789 warrants to purchase restricted common stock at $0.76 in consideration as placement agent fees for subscribers purchasing 357,500 units of the debt placement financing (See Note 15 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $43,607 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.95%, volatility of 100.29%, zero dividends and expected term of five years).

         The Company issued warrants to purchase 375,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 15 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $170,890 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.95%, volatility of 97.15%, zero dividends and expected term of five years).

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 86,842 warrants to purchase restricted common stock at $0.76 in consideration as placement agent fees for subscribers purchasing 375,000 units of the debt placement financing (See Note 15 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $25,152 for the fair value of the warrants at issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.95%, volatility of 97.15%, zero dividends and expected term of five years).

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

         In November 2005, the Company issued warrants to purchase 197,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible term loan, (See Note 15 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $102,898 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 4.42%, volatility of 125.56%, zero dividends and expected term of five years).

         Pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued 45,621 warrants to purchase restricted common stock at $0.76 in consideration as placement agent fees for subscribers purchasing 197,000 units of the debt placement financing (See Note 15 - Convertible Term Loan). The Company recorded a derivative liability in the amount of $15,886 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 4.42%, volatility of 125.56%, zero dividends and expected term of five years).

         The following table summarizes information about stock options and warrants outstanding at June 30, 2006:

                   Warrants Outstanding                                              Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                         Weighted         Weighted                       Weighted
            Range of                 Number               Average          Average          Number        Average
            Exercise              Outstanding at         Remaining        Exercise      Exercisable at   Exercise
             Price                June 30, 2006        Contractual        Price        June 30, 2006      Price
        --------------           -----------------      -----------       --------    -----------------  ---------
       $   6.40 - 100.00               242,125          7.40 Years        $  12.46          242,125      $  12.46
       $   3.00 -   6.39               147,500          8.06 Years        $   3.34          147,500      $   3.34
       $    .76 -   2.99             1,599,000          5.50 Years        $   1.68        1,599,000      $   1.68
       $            0.45             7,959,459          3.59 Years        $   0.45        7,959,459      $   0.45
       $            0.20                 9,464          2.75 Years        $   0.20            9,464      $   0.20
                                     ---------                            --------        ---------      --------
                                     9,957,548                            $   0.98        9,957,548      $   0.98
                                     =========                            ========        =========      ========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


NOTE 23 - SUBSCRIPTION RECEIVABLE:
---------------------------------

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

         As additional consideration, the Company has agreed to compensate the private placement agent with a monthly payment amounting to LIBOR + 1.25% times $15,000,000, less the interest earned on the US Government bonds. This amount is payable until the funds and the shares are released from escrow. The Company estimates the aggregate payments under this arrangement to amount to $1,178,250 over the terms of the agreement. The Company has recorded a corresponding amount as accrual for placement agent fees at the date of issuance of shares, which was offset against additional paid-in capital. The balance of accrued expenses related to this transaction were $1,150,470 as of June 30, 2006 (see Note 17 - Accrued Expense-Salaries, Accrued Expense-Other).

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


         The Company adjusts quarterly the amount of the subscription receivable to reflect the variations in its stock price. Additionally, the Company discounts the Subscription Receivable to reflect the time value of money until it is entitled to receive the Subscription Receivable. At the date of issuance of the shares, the Company recorded a subscription receivable of $12,718,150, adjusted for a discount of $1,082,211. The Company used a discount rate of 3.66% at the date of issuance and a stock price of $0.92. At June 30, 2006, the Subscription Receivable amounted to $3,856,947, adjusted for a discount of $1,790,875. The Subscription Receivable at June 30, 2006 is based on a discount rate of 5.21% and a stock price of $0.25. The decrease in subscription receivable between the date of issuance and June 30, 2006, has been recorded as an element of comprehensive income/(loss) of $10,353,085. As an initial entrance amount in the equity swap transaction, Cogent Capital Corp. has received 1,381,579 common shares of the Company (See
         Note 22 - Stockholders' Deficiency and Recapitalization).

NOTE 24 - RELATED PARTIES:
-------------------------

         The balance due to a corporate principal stockholder controlled by a Director at June 30, 2006 was $50,355 (See Note 13 - Loans Payable, Related Party).

NOTE 25 - GOING CONCERN:
-----------------------

         As reflected in the accompanying consolidated financial statements, the Company, has a net loss in 2006 of $10,394,894, cash used in operations in 2006 of $1,381,330 and an accumulated deficit of $44,297,363 at June 30, 2006, stockholders' deficiency of $17,514,013 and a working capital deficit of $16,513,332 at June 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 26 - SUBSEQUENT EVENTS:
---------------------------

         In July 2006, the Company issued 70,000 shares of restricted common stock in consideration of services; the shares were valued at $0.35.

         The Company also executed a consulting agreement in consideration of 500,000 shares of restricted common stock valued at $0.30.

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

Results of Operations


                     Xstream Beverage Network & Subsidiaries
                             Statement of Operations
                    For the Six Month Period Ending June 30,

                                                                             Variance         Variance
                                                                          2006 vs. 2005    2006 vs. 2005
                                          2006              2005                $                %
                                      ------------      ------------      ------------     -------------
Sales                                 $  5,523,891      $  5,272,037      $    251,854                5%
Cost of Goods Sold                       4,518,466         4,318,437           200,029                5%
                                      ------------      ------------      ------------     ------------

Gross Profit                             1,005,425           953,600            51,825                5%

Expenses
Selling, General & Administrative        4,250,091         5,185,516          (935,425)             -18%

                                      ------------      ------------      ------------     ------------
Total Operating Expenses                 4,250,091         5,185,516          (935,425)             -18%

Income/(Loss) From Operations           (3,244,666)       (4,231,916)          987,250              -23%
Other Income/(Expense)
Other Income                                28,165            19,505             8,660               44%
Interest Income                                 --             1,526            (1,526)            -100%
Interest Expense                        (8,054,941)       (2,689,845)       (5,365,096)             199%
CFVD                                     2,553,089         6,640,755        (4,087,666)             -62%
Settlement gain, (loss)                         --             1,912            (1,912)            -100%
Other Expense                           (1,626,367)          (82,196)       (1,544,171)           1,879%
Gain on Disp of Fixed Assets               (40,174)               --           (40,174)            -100%
                                      ------------      ------------      ------------     ------------

Total Other Income/ (Expense)           (7,140,228)        3,891,657       (11,031,885)            -283%


Net Income / (Loss)                   $(10,384,894)     $   (340,259)     $(10,044,635)           2,952%
                                      ============      ============      ============     ============



Sales

Our sales comprise revenues related to the sale of beverage products. The increase in sales is attributable to the implementation of our acquisition strategy which we believe is a key driver to grow our company. Our increase in sales is primarily attributable to an increase in sales by our acquired subsidiary, Beverage Network of Maryland, Inc. The increase in sales related to this subsidiary was approximately $547,617 and consisted primarily of third party brands. This increase was offset by a decrease in sales of our remaining distributors in S. Florida, Massachusetts, Connecticut and Hawaii that totaled approximately $296,343; this was attributable to insufficient working capital to purchase inventory for resale of third party brands during the six months ending June 30, 2006. During the six months ended June 30, 2006, distribution of third party brands represented approximately 99% of our sales and sales of our proprietary products represented approximately 1% of our sales. For the six months ended June 30, 2005 sales of third party brands and sales of our proprietary products represented approximately 95% and approximately 5%, respectively, of our sales. The decline in proprietary brand sales was due do insufficient working capital for purchasing raw materials to manufacture these products. If we are able to continue implementing our acquisition strategy with additional acquisitions during the balance of fiscal 2006, of which there are no assurances, our sales would increase as a result of sales attributable to the acquired companies.

Cost of Goods Sold

Our cost of goods sold includes the cost of buying third-party beverage products as well the manufacturing costs of our proprietary brands and along with warehouse and distribution costs for all products sold. The cost of goods sold as a percentage of sales was approximately 82% for the six months ending June 30, 2006 and June 30, 2005, respectively. We anticipate that our cost of goods sold and related gross profit margins will remain relatively constant until such time, if ever, we are successful in increasing sales of our proprietary products, which carry higher gross profit margins.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses are comprised primarily of consulting fees, salaries and benefits of our sales and administrative staff, marketing programs and related sales expenses. The decrease in sales, general and administrative expenses during the six months ending June 30, 2006 when compared to the same period during 2005, is primarily attributable to:

         * a decrease of approximately $824,000 in impairment of intangibles for the acquired goodwill as a result of the 2004 Master Distributors acquisition.

         * a decrease of approximately $720,000 for consulting, financial advisory and public relations firms. The decrease in such expenses is primarily due to the decline in executed agreements utilizing stock based compensation as compared to the same period in 2005. We anticipate that consulting fees will remain relatively constant for the remainder of the fiscal 2006.

         * a one-time, stock based expense in compensation attributable to shares issued to employees resulted in an increase of approximately $1,070,000. (See Below: Item 2-Unregistered Sales of Equity Securities and Use of Proceeds). This was offset by a decrease of approximately $448,000 in compensation expense. The number of employees was reduced during 2005 due to insufficient working capital and in our efforts to maximize the utilization of financial resources. We do not anticipate issuing additional shares to employees and that the cash component of our compensation expense will remain relatively constant during calendar year 2006, subject to increases should we acquire additional companies.


Other income/expenses


Interest Expense

Interest expense consists primarily of amortization of debt discount resulting from the issuance of both common stock and common stock purchase warrants as provisions contained within various debt instruments issued by us. The increase in interest expense during the period ending June 30, 2006 as compared to the comparable period in 2005 is attributable to the amortization of capital funding costs, debt issue costs and debt discount of $5.3 million. We anticipate that our interest expense may increase significantly during the remainder of fiscal year 2006 as the Company refinanced its outstanding $3 million senior secured convertible note with the Laurus Master Fund on March 31, 2006. The Company the refinancing transaction resulted in the issuance of now $4 million revolving line of credit, a secured convertible promissory note for $2 million, and a $4 million secured non-convertible note. The notes mature March 31, 2009, bear interest subject to the current prime rate, and never less than nine percent per annum.

Change in Fair Value of Derivatives

The increase in other income-derivative liabilities during the period ending June 30, 2006 when compared to the comparable period in June 30, 2005 is attributable to a decrease in fair value of derivatives liabilities between measurement dates.

Other Expense

The increase in other expenses was primarily attributable to one-time stock based expenses of approximately $168,000; derivative related expense of approximately $683,000 and a default premium paid to Laurus Master Fund for the repayment of the senior secured convertible loan on March 31, 2006 in the amount of $692,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ending June 30, 2006 was $(1,381,330) as compared to $(833,333) for the six month period ending June 30, 2005 and includes the following:

     o    An increase of $10,044,635 in our net loss,

     o A decrease of $384 in bad debt expense, that relates to our current assessment and ability to collect aged accounts receivable,

     o    A decrease $1,887 in depreciation,

     o An increase of $414,429 in amortization of deferred consulting that relates to an stock based expenses attributable to consulting agreements entered into in both prior periods and during the six-month period ending June 30, 2006. These agreements provide for the issuance of shares of our common stock under long-term agreements,

     o An increase of $1,097,153 in the fair value of derivative liabilities attributable to the Laurus Master Fund refinance that occurred on March 31, 2006,

     o An increase of $3,049,523 in amortization of debt discount and fees to interest expense relating to our outstanding debt instruments with the Laurus Master Fund including a $4,000,000 secured non-convertible note and a $2,000,000 secured convertible note; it also includes our Series B Convertible Preferred Stock and convertible term loans. In March 2006, the Company also retired the secured convertible note with the Laurus Master Fund and amortized the remaining balance of $1,375,000 in debt discount,

     o A decrease of $15,419 in amortization of intangibles, which are the acquired customer lists; 2005 and 2006 impairment adjustments reduced the monthly amortization basis,

     o An increase of $1,113,864 in amortization of capital funding costs attributable to the Laurus Master Fund $4,000,000 secured non-convertible note, $2,000,000 secured convertible note, the Series B Convertible Preferred Stock, and convertible term loans,

     o An increase of $180,000 in liquidated damages for the failure of the Company's Form SB-2 to be declared effective on a timely basis. These costs are payable to our Series B preferred shareholders and will continue through the remainder of 2006 unless the Company obtains and effective registration statement,

     o An increase of $166,281 in the default premium due to the Laurus Master Fund for the $3,000,000 secured convertible note that was refinanced on March 31, 2006,

     o An increase of stock based loan fees of $421,609 attributable to the issuance of shares of common stock according to provisions in certain debt instruments and to defer payments on certain debt instruments;

     o A decrease in stock based expenses of $50,197, due to a decline in the number of service agreements in consideration of restricted common stock,

     o An increase of $4,087,666 in the change of the fair value of the derivative liability. This results from the issuance of warrants for services under contract agreements and warrants issued as a provision on certain convertible debt instruments,

     o An increase of $40,174 from as a loss on the disposition of fixed assets,

     o A decrease of $824,211 in impairment expense of our customer lists and goodwill for acquired intangibles, which was due to a one-time write down of acquired goodwill for Beverage Network of Maryland,

     o A decrease of $343,599 in accounts receivable due to a decrease in sales in the S. Florida and New England operations,

     o A decrease of $45,121 in inventory due to a lack of sufficient working capital for purchases in the S. Florida and New England operations,

     o    An increase of $80,259 in other current and non-current liabilities,

     o    An increase of $81,557 in accounts payable,

     o    An increase of $71,668 in accrued expenses,

     o    A decrease of $26,725 in other current and non-current liabilities.


Net cash provided from investing activities for the six month period ending June 30, 2006 was $5,283 as opposed to $(10,651) for the six month period ending June 30, 2005 and includes the following:

     o    An increase of $5,514 for the acquisition of equipment,

     o An increase of $10,420 from the proceeds included in the disposition of fixed assets.

Net cash provided by financing activities for the six month period ending June 30, 2006 was $1,551,844 as compared to $861,080 for the six month period ending June 30, 2005 and includes the following:

     o An increase of $6,306,964 from the proceeds of non-related party loans, primarily from the Laurus Master Fund and the convertible term loans,

     o A decrease of $4,668,649 resulting from the repayment of non-related party loans, primarily to the Laurus Master Fund,

     o A decrease of $294,500 in capitalized funding costs primarily attributable to the Laurus Master Fund $4,000,000 secured non-convertible note and the $2,000,000 secured convertible note,

     o    A decrease of $225,280 in the cash overdraft liability,

     o    An increase of $50,000 from the proceeds of related party loans,

     o A decrease of $25,000 resulting from the repayment of related party loans,

     o A decrease of $452,771 in disbursement of restricted cash from the Laurus Master Fund.

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

At June 30, 2006 we had cash on hand of approximately $270,000 and a working capital deficit of approximately $16.6 million. In addition to the foregoing, we have past due obligations and judgments of approximately $896,000. We restructured our secured promissory note to Laurus Master Fund, L.P. in April 2006, but this restructure only resulted in additional available working capital to us of approximately $259,000. In order to sustain our operations and grow our Company we will be required to raise significant additional capital. We do not presently have any firm commitments for any additional capital and our financial condition may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business and we may be forced to cease operations if we do not raise significant additional working capital in which event investors could lose their entire investment in our Company.

RECENT FINANCING TRANSACTIONS

On April 7, 2006, we sold a secured term note to an accredited investor in the amount of $250,000. The note had a maturity date of August 5, 2006 on which date the principal and an interest payment of $25,000 become due; it has not been paid. The note was unsecured and ranked pari pasu with all of our existing, unsecured obligations. We also issued a grant of 250,000 shares of common stock as an additional consideration to the payee. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that the investor was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share- based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April

14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS 123R will have a material impact on its results of operations. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. The Company did not issue any stock options as of June 30, 2006.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 on the Company's consolidated results of operations and financial condition.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a two-step process to recognize and measure a tax position taken or expected to be taken in a tax return. The first step is to determine whether a tax position has met the more-likely-than-not recognition threshold and the second step is to measure a tax position that meets the threshold to determine the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company's consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) equires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer who also serves as our principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended)as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer who also serves as our principal financial officer has concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

On November 2, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission in which the Company made certain disclosures of triggering events that accelerated or increased a direct financial obligation of the Company, which disclosures were not made in a timely manner.

As a result of the untimely disclosure, the Company determined that there was a deficiency in its internal control over financial reporting as of July 1, 2005. In addition, during fiscal 2005, we restated our audited financial statements for fiscal 2004 as well as certain subsequent interim unaudited financial statements as a result of accounting errors. As a result of these accounting errors our Chief Executive Officer has previously determined that we have a material weakness in our internal controls. We do not have a Chief Financial Officer or other senior financial officer, nor do we have sufficient accounting staff that are properly trained in the applicable of generally accepted accounting principles. Based upon an evaluation by our Chief Executive Officer of the effectiveness of our disclosure controls and procedures as of the Evaluation Date, he as concluded that the Company needs the services of a properly qualified and adequately experienced Chief Financial Officer. The Company is actively seeking such services and as an interim measure, has sought the advice of suitably qualified consultants as the need has arisen. However, until such time as a properly qualified Chief Financial Officer is hired, and we have a sufficient number of properly trained accounting staff, we will continue to have material weaknesses in our internal controls.

During the period covered by this report, there have not been any changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls except as set forth below.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As previously reported, our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Kraft Foods, Inc. in the Superior Court of the County of Middlesex, Commonwealth of Massachusetts with respect to Civil Docket Number MICV2005-02503. For financial reasons we were unable to contest the plaintiff's claims and on August 26, 2005 a default order was entered in favor of Kraft Foods, Inc. against Beverage Network of Massachusetts, Inc. On October 4, 2005 Beverage Network of Massachusetts, Inc. was served with an execution order in the amount of $91,902, which includes costs. We have agreed the terms of a payment plan with the plaintiff's attorney. Whereby we have agreed to remit monthly payments of $14,172 until the entire balance is paid. The balance due as of June 30, 2006 was $58,559. For financial reasons, we were unable to make any payments during the period ending June 30, 2006 and we are working with the plaintiff's attorney on a revised payment arrangement.

As previously reported, on September 12, 2005 we received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. These notes were due and payable on September 1, 2005. As collateral for these notes we pledged 100,000 shares of our common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of our common stock owned by him. The note holders are demanding payment of $328,814. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. On March 16, 2006, we reached agreement with the two note holders whereby we would redeem the notes and make all payments due to the note holders thereto, on or before March 31, 2006 in exchange for which agreement, we granted each note holder 750,000 shares of our common stock. We also issued in escrow, 500,000 shares of our common stock to each note holder which would be subject to release from escrow on March 31, 2006 should the notes not be redeemed by that date. We failed to redeem the notes and consequently, the shares in escrow have been released by the escrow agent to the note holders. On July 10, 2006. One of the noteholders obtained a default judgment in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Civil Docket number 06001160 in the amount of $135,053. This amount includes the principal amount due under the note of $118,185, interest through June 30, 2006 of $13,813, costs of $435 and attorney's fees of $2,613. The court has ordered us to provide information relating to our assets to the noteholder's attorney by August 24, 2006.

As previously reported, in October 2005, Good-O Beverages was awarded a judgment in the amount of $28,500 against beverage Network of Connecticut for product ordered by us in fiscal 2004. We have made regular payments in settlement of this amount and there is a balance of $2,900 as of August 10, 2006.

As previously reported, on January 15, 2006 Export Development Canada obtained a judgment against Total Beverage Network, Inc in the amount of $22,357 for products that we ordered in 2004 but did not pay in full. We have not yet reached an agreement with the plaintiff.

As previously reported, on January 25, 2006, we received a Civil Action Summons from the attorney for the Maui Juice Company and Lawrence Lassek for breach of contract, for our failure to pay certain installment payments under the terms of the Purchase and Sale Agreement with Maui Juice Company in the amount of $55,000. We are working with the plaintiffs to make the account current.

As previously reported, in February, 2006 we received a demand letter from Ayer Beverage, Inc. in the amount of $72,934 for payments due under the Purchase and Sale Agreement between Ayer Beverage and Beverage Network of Massachusetts. Under the same agreement, we were also required to make payments under obligations that we assumed for $7,889 plus costs and interest to Citizen's Bank and $30,000 to Mr. Tom MacIntire. We have reached agreement with Mr. Lehan and Ayer Beverages to pay the obligations to Mr. MacIntire in full and pay Ayer Beverage $36,467 followed by three monthly payments thereafter of $9,467. In May 2006, we made a final payment of $12,591 to Citizen's Bank in full payment of our obligation including costs and attorney's fees.

As previously reported, in February 2006, Total Beverage Network received a demand from Le Natures, Inc in the amount of $17,057 for product that was ordered in 2004 but not paid in full. We are working with their attorney to reach a settlement agreement.

On June 23, 2006, a former employee of XStream Beverage Network ,Inc. filed a lawsuit in the 11th Judicial Circuit in and for Miami-Dade County, Florida. Civil Docket number 06-12269 CA32 for overdue severance related payments in the amount of $17,000. We have reached an agreement with the plaintiff's attorney to make full restitution.

As previously reported, in March of 2004, we contracted with Florida Employer Solutions Inc. to process the payroll, payroll added costs and certain other employee benefits such as health insurance. The collection and payment of payroll taxes was an integral part of this service. In June 2005, we were informed by the Internal Revenue Service that we were in default of certain payroll tax related payments, which monies had been paid by us to Florida Employer Solutions for tax payment purposes. Florida Employer Solutions has admitted to us and to the IRS that they had not made the mandatory payments when due and have agreed to repay all monies owed to the IRS in this regard. We believe that the total amount due to the IRS is approximately $335,171, which includes unpaid taxes. The IRS have agreed to waive certain penalties upon receiving the principal balance due. In September 2005 we filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida against Florida Employer Solutions, Inc. and Luis Ferrer and Maria G. Legarda, officers of Florida Employer Solutions. Our complaint alleges breach of contract, fraud, conversion, violation of the Florida Unfair and Deceptive Trade Practices Act and unjust enrichment and seeks judgment against Florida Employer solutions for all damages interests and costs.

We have been advised by our attorneys that if this case is not settled in mediation, it will be going to trial in January 2007. In the event that we receive such monies, it will be applied the tax portion of the liability due the IRS. In May 2006, the IRS garnished a bank account for $114,110; we have been further advised by our attorney handling this matter that a voluntary payment arrangement was negotiated with the IRS whereby payments of $20,000 per month would be paid and applied to the outstanding tax only amount of $335,171, In a confirmatory letter to the attorney, the IRS agreed not to issue any further levies provided that the Company adhere to the voluntary payment arrangement. In the period ending June 30, 2006, the IRS applied total payments of $134,110; as of August 11, 2006 there were additional payments, in total, of $40,000 applied to the amount due resulting in a balance of $161,061.

As previously reported,our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Fuze Beverage, LLC in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts with respect to Civil Docket Number MICV2005-01392. For financial reasons we were unable to contest the plaintiff's claims and on May 27, 2005 a default order was entered in favor of Fuze Beverage, LLC against Beverage Network of Massachusetts, Inc. The court has entered a judgment against us in the amount of $36,873. We have not yet made settlement arrangements with the plaintiff in this matter.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have a registered equity compensation plan for our directors or employees. However, on May 5, 2006, our Chairman recommended to the Board of Directors that a grant of 4,040,000 shares of or common stock be distributed as compensation among certain of our employees and directors in consideration of services rendered to the Company above and beyond the normal scope of their job responsibilities and for them forgoing payroll payments on numerous occasions since October 1, 2005. The board of directors voted to approve the Chairman's recommendation and the shares shall be distributed in accordance with the board resolution of May 5, 2006. The total number of shares issued was 3,965,000 with a market value of approximately $1,070,550. 1,000,000 shares of this total are granted to Mr. Ted Farnsworth a further 1,000,000 shares of the total granted to Mr. Jerry Pearring and 1,000,000 shares of the total to Mr. Barry Willson all of these individuals are directors of our Company. The remaining 965,000 shares were distributed to 13 of our employees.

In April 2006, the Company executed a 12 month consulting agreement for advisory services, commencing on May 1, 2006, in consideration of a retainer fee of 150,000 shares of common stock upon execution of the agreement and $2,500 per month for consulting services rendered. The shares were valued at $0.39; the closing price on the date of grant. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

In May 2006, the Company issued a grant of 500,000 shares of its common stock in consideration of late repayment penalties to the holder of four promissory notes that were sold to the holder by the company on December 23, 2005, January 12, 2006, February 3, 2006 and March 9, 2006. The shares were valued at $0.29; the closing price on the date of grant. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

In June 2006, the Company executed agreement letters with four holders of promissory notes that were sold to the holders by the company on February 12, 2005. The agreement letters call for the maturity date of each of the promissory notes to be extended until September 15, 2006 in consideration of and aggregate of 190,000 shares of common stock. The shares were valued at $0.27; the closing price on the date of grant. The recipients were an accredited investors and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

In July 2006, the Company executed a consulting agreement for tax advisory services and filing services for the 2004 tax year in consideration of 70,000 shares of common stock. The shares were valued at $0.40; the closing price on the date of grant. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

In July 2006, the Company executed a six month consulting agreement for advisory services, commencing on July 19, 2006, in consideration of 500,000 shares of common stock upon execution of the agreement. The shares were valued at $0.30; the closing price on the date of grant. The consulting agreement also calls for automatic renewal on January 19, 2006 and the issuance of a further 500,000 shares of the company's common stock on that date. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Under the terms of the Secured Convertible Term Note issued by us to Laurus Master Fund, L.P. in May 2004, the judgment entered against our subsidiary, Beverage Network of Massachusetts by Kraft Foods Inc. and other legal actions as described in Item 1, constituted an event of default. As security for this note, we had granted a security interest to Laurus Master Fund, Ltd. in all of our assets, the obligations under the secured convertible term note had been guaranteed by our subsidiaries, and we had pledged the stock of all of our current and any future subsidiaries acquired by us during the term of the secured convertible term note. At December 31, 2005, the outstanding principal balance due under this Secured Convertible Term Note was $2,771,355. As a result of this default, Laurus Master Fund, Ltd. was entitled to immediately accelerate the due date of the note, and we would have owed Laurus Master Fund, Ltd. 125% of the outstanding principal amount of the note plus accrued and unpaid interest and fees which, as of October 27, 2005, would total $3,694,275. Demand was not made by Laurus Master Fund, Ltd., and we have subsequently redeemed the note with part of the proceeds of a new, non-convertible term note sold to Laurus Master Fund Ltd. The event of default under the Secured Convertible Term Note has triggered an event of default under unsecured promissory notes in the aggregate principal amount of $3,019,500 which we issued to an aggregate of 39 purchasers in a private placement of our securities between June and December, 2005. At the option of the holders of greater than 50% of the face amount of these outstanding notes, the notes will become immediately due and payable. We advised these note holders in writing of the occurrence of the event of default. We do not know at this time what action, if any, the note holders may take.


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



                                           Xstream Beverage Network, Inc.



                                           By: /s/ Theodore Farnsworth
                                               ---------------------------------
                                               Theodore Farnsworth, CEO,
                                               principal executive officer and
                                               principal financial officer

Dated: August 21, 2006.