Form 10QSB
period 2006-09-30
XSTREAM BEVERAGE NETWORK, INC.
filed 2006-11-20
CIK 853833

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-QSB

                                ----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended September 30, 2006

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

            2 S. University Drive, Suite 220, Plantation Florida 33324
            --------------------------------------------------------
                    (Address of principal executive offices)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 45,151,655 shares of common stock as of November 17, 2006.

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

When used in this quarterly report, the terms "we", "our", and "us" refers to XStream Beverage Network, Inc.; a Nevada corporation, and our subsidiaries.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information


Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2006
         (Unaudited)...........................................................5

         Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2006 and September 30, 2005
         (Restated)............................................................6

         Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2006 and September 30, 2005 (Restated).....7

         Notes to Consolidated Financial Statements (Unaudited) as of
         September 30, 2006....................................................8



Item 2.  Management's Discussion and Analysis or Plan of Operation............45


Item 3.  Controls and Procedures..............................................53


Part II.  Other Information...................................................54


Item 1.  Legal Proceedings....................................................54


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........54


Item 3.  Default on Senior Securities.........................................55


Item 4.  Submission of Matters to a Vote of Security Holders..................55


Item 5.  Other Information....................................................55


Item 6.  Exhibits.............................................................55


SIGNATURES....................................................................56

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                          PART I. FINANCIAL INFORMATION


                 XSTREAM BEVERAGE NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                                   SEPTEMBER 30,
                                                                                                       2006
                                                                                                   ------------
ASSETS
      Current Assets:
          Cash                                                                                     $        301
          Accounts receivable, net of allowance for doubtful                                            441,922
          accounts of $14,000
          Other receivables                                                                             148,618
          Inventory                                                                                     974,065
          Prepaid expenses                                                                               58,799
                                                                                                   ------------
              Total current assets                                                                    1,623,705
                                                                                                   ------------
      Property and equipment                                                                            304,596
      Less: Accumulated depreciation                                                                   (168,873)
                                                                                                   ------------
      Property and equipment, net                                                                       135,723
                                                                                                   ------------
      Other Assets:
          Capitalized Funding Costs, net of accumulated amortization of $3,929,884                    1,097,938
          Trademarks                                                                                    303,017
          Customer lists, net of accumulated amortization of $887,958                                 1,085,282
          Goodwill                                                                                      847,620
          Other assets                                                                                   71,259
                                                                                                   ------------
              Total Other Assets                                                                      3,405,116
                                                                                                   ------------
Total Assets                                                                                       $  5,164,544
                                                                                                   ============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
      Liabilities:
          Current Liabilities:
              Notes Payable                                                                        $  1,190,721
              Loans payable - related party                                                              50,455
              Revolving line of credit                                                                  864,987
              Convertible term loan, net of discount of $18,349                                       4,154,523
              Current portion of long term debt                                                       3,006,302
              Accounts payable                                                                        2,137,737
              Overdraft liability                                                                        63,113
              Accrued expenses                                                                        2,600,315
              Dividends payable                                                                         122,272
              Derviative liability                                                                    1,070,465
              Other current liabilities                                                                  35,165
                                                                                                   ------------
                  Total Current Liabilities                                                          15,296,055
                                                                                                   ------------
          Long Term Liabilities:
              Long term notes, net of discount of $1,943,019                                          3,430,620
              Preferred Series B ($0.001 par value, 40 Shares issued and outstanding),
              net of discount of $510,858                                                             1,649,143
                                                                                                   ------------
                  Total long term liabilities                                                         5,079,763
                                                                                                   ------------
                  Total Liabilities                                                                  20,375,818
                                                                                                   ------------
      Stockholders' Deficiency
          Preferred Stock, $0.001 par value,
              Series A, 1,300,000 shares issued and outstanding                                           1,300
          Common Stock, $0.001 par value, 50,000,000 shares authorized,                                  47,264
          47,264,247 issued and outstanding
          Additional paid in capital                                                                 42,391,382
          Accumulated deficit                                                                       (55,316,119)
          Less: subscription receivable                                                              (1,736,842)
          Less: deferred costs                                                                         (598,259)
                                                                                                   ------------
                  Total stockholders' deficiency                                                    (15,211,274)
                                                                                                   ------------
TOTAL LIABILITIES & STOCKHOLDERS'  DEFICIENCY                                                      $  5,164,544
                                                                                                   ============


    See accompanying notes to unaudited consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                       2006             2005             2006             2005
                                                                   ------------     ------------     ------------     ------------
                                                                                 RESTATED - NOTE 2                 RESTATED - NOTE 2
Sales                                                              $  2,608,310     $  2,842,008     $  8,132,201    $  8,114,044

Cost of goods sold                                                    2,226,020        2,334,974        6,744,486       6,650,887
                                                                   ------------     ------------     ------------    ------------
Gross profit                                                            382,290          507,034        1,387,715       1,463,157

    Marketing, selling, general & administrative                      1,792,442        2,096,293        6,042,533       7,284,333
                                                                   ------------     ------------     ------------    ------------
        Total operating expense                                       1,792,442        2,096,293        6,042,533       7,284,333
                                                                   ------------     ------------     ------------    ------------
Loss from operations                                                 (1,410,152)      (1,589,259)      (4,654,818)     (5,821,176)
Other Income/(Expense)
    Other income                                                             36              116           28,200          19,621
    Interest income                                                          --          129,966               --         131,492
    Interest expense                                                 (1,624,383)      (2,420,361)      (9,679,323)     (5,110,206)
    Change in fair value of derivative                                4,591,706        8,678,236        7,144,795      15,318,991
    Settlement gain, (loss)                                                  --            6,829               --           8,741
    Other expense                                                       (68,129)      (2,140,948)      (1,694,496)     (2,223,144)
    Gain on disposal of fixed assets                                         --               --          (40,174)             --
    Realized loss-transfer of subscription receivable               (12,473,190)              --      (12,473,190)             --
                                                                   ------------     ------------     ------------    ------------
        Total other income/(expense)                                 (9,573,960)       4,253,838      (16,714,188)      8,145,495
                                                                   ------------     ------------     ------------    ------------
Net (loss), income                                                 $(10,984,112)    $  2,664,579     $(21,369,006)   $  2,324,319
                                                                   ============     ============     ============    ============

Unrealized loss on subscription receivable                                   --        8,210,526               --       8,684,210

Transfer of previous unrealized loss on subscription receivable      12,473,190               --       12,473,190              --

                                                                   ------------     ------------      -----------    ------------
Comprehensive income (loss)                                        $  1,489,078     $ 10,875,105     $ (8,895,816)   $ 11,008,529
                                                                   ============     ============     ============    ============
Preferred stock dividends                                               (34,640)         (35,179)        (101,266)       (102,840)
                                                                   ------------     ------------      -----------    ------------

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS                 $(11,018,752)    $  2,629,400     $(21,470,272)   $  2,221,479
                                                                   ============     ============     ============    ============

Net (Loss) Income per share - Basic                                $      (0.26)    $       0.10     $      (0.57)   $       0.17
                                                                   ============     ============     ============    ============

Net (Loss) Income per share - Diluted                              $      (0.26)    $       0.10     $      (0.57)   $       0.17
                                                                   ============     ============     ============    ============

Weighted Average Shares Outstanding - Basic                          42,895,914       26,157,813       37,796,753      13,023,453
                                                                   ============     ============     ============    ============

Weighted Average Shares Outstanding - Diluted                        42,895,914       26,357,813       37,796,753      13,223,453
                                                                   ============     ============     ============    ============



    See accompanying notes to unaudited consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                   2006             2005
                                                                               ------------     ------------
                                                                                                    Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss), Income                                                             $(21,369,006)    $  2,324,419

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts                                                                            60,835           26,001
Depreciation                                                                         63,033           68,848
Amortization of deferred consulting                                               1,198,129        1,010,401
Fair value of derivative liabilities                                              1,097,153        1,031,922
Amortization of debt discount and fees to interest expense                        6,403,729        5,141,306
Amortization of intangibles                                                         299,181          323,906
Amortization of capital funding costs                                             1,873,224          970,273
Liquidated damages for failure to timely file registration statement                423,000          303,667
Default premium -  Laurus Master  Fund                                              166,281               --
Stock based loan fee                                                                566,665          193,541
Stock based services                                                              1,749,647          818,161
Loss on disposition of fixed assets                                                  40,174               --
Change in the fair value of derivative liabilities                               (7,144,795)     (15,318,991)
Rerealized loss-transfer of subscription receivable                              12,473,190               --
Impairment of intangibles                                                            65,789          890,000

Changes in operating assets and liabilities:
Accounts receivable                                                                 (37,969)         (86,253)
Inventory                                                                          (236,301)          91,071
Other current and non-current assets                                                (61,537)        (281,714)
Accounts payable                                                                    508,300         (143,022)
Accrued expenses                                                                    158,828           84,247
Other current and non-current liabilities                                            (1,584)          31,953
                                                                               ------------     ------------
Net cash used in operating activities                                            (1,704,034)      (2,520,264)
                                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                                                            (13,641)         (19,009)
Proceeds from disposition of fixed assets                                            10,420               --
                                                                               ------------     ------------
Net cash used in investing activities                                                (3,221)         (19,009)
                                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-related party loans                                             9,529,013        3,547,500
Repayment of non - related party loans                                           (6,974,922)        (507,205)
Payment of Laurus default premium                                                  (692,839)              --
Capitalized funding costs                                                          (294,500)        (713,094)
Cash overdraft                                                                       46,960               --
Proceeds from related party loans                                                    50,100               --
Repayment of related party loans                                                    (50,000)        (137,000)
Disbursement of restricted cash                                                          --          452,771
                                                                               ------------     ------------
Net cash provided by financing activities                                         1,613,812        2,642,972
                                                                               ------------     ------------
Net cash (decrease), increase                                                       (93,443)         103,699
Cash at beginning of period                                                          93,744           84,326
                                                                               ------------     ------------
Cash at end of period                                                          $        301     $  188,025
                                                                               ============     ============


Supplemental Disclosure of Cash Flow Information:


Cash paid during the period for:
     Interest paid                                                             $  1,113,597     $   342,377
     Taxes paid                                                                          --              --

     See accompanying notes to unaudited consolidated financial statements.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         SHARE-BASED PAYMENTS

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No.
         25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS 123R will have a material impact on its results of operations. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. The Company did not issue any stock options as of the quarter ending September 30, 2006.

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

         In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

         RESTATEMENT OF 2005

         There were adjustments to the 2005 statement of operations attributable to SFAS 133 and EITF 00-19. The adjustments were as follows:


               (A) Cost of Goods Sold: an increase of $264,236 and $790,717, respectively, for the three months and nine months ending September 30, 2005.

               (B) Selling, General & Administrative: A net decrease of $1,204,644 and $856,660, respectively, for the three months and nine months ending September 30, 2005.

               (C) Interest Expense: An increase of $1,028,644 and $2,253,618, respectively, for the three months and nine months ending September 30, 2005.

               (D) Change in Fair Value of Derivative: A decrease of $8,678,236 and $15,318,991, respectively, for the three months and nine months ending September 30, 2005.

               (D) Other Expense: An increase of $2,140,948 and $2,223,134, respectively, for the three and nine months ending September 30, 2005.

         There were also adjustments to the 2005 statement of operations attributable to S.E.C. comments from the Company's SB-2 Registration Statement. The adjustments were as follows:

               (E) Impairment Expense: An increase of $890,000 for the nine months ending September 30, 2005.

               (E) Preferred Stock Dividends: A decrease of $254,915 and $829,732, respectively, for the three months and nine months ending September 30, 2005.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 3 - NET LOSS PER COMMON SHARE:
----------------------------------

         Basic net income (loss) per common share (basic EPS) does not include common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Xstream. For the nine months ended September 30, 2006 and 2005, the diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was antidilutive, with the exception of 200,000 common shares equivalents pursuant to shares issuable pursuant to the conversion of 200,000 preferred "A" shares during the nine-month period ended September 30, 2006. The total outstanding warrants which have been excluded from the calculation of loss per share, were 9,957,548 and 9,714,927 at September 30, 2006 and 2005, respectively. In addition the Company has Series "A" Cumulative Convertible Preferred Stock that could convert into 1,300,000 and 200,000 shares of common stock and Series "B" Convertible Preferred Stock that could convert into 4,479,994 and 3,434,210 shares of common stock at September 30, 2006 and 2005, respectively The Company has Convertible Notes that could convert into 397,331 and 353,381 shares of common stock as a result of the Master Distributors acquisition; 4,643,272 shares of common stock as a result of the Laurus secured note (see note 20 - Long Term Notes Payable) and 7,707,070 shares and 4,698,245 shares, as a result of the Term Notes (See Note 15 - Convertible Term Loan) at September 30, 2006 and 2005. The potential dilutive effects of the convertible preferred stock, dividends, liquidated damages and convertible notes have been excluded from the calculation of net loss per common share.

         Basic earnings per share (EPS) for the periods ended September 30, 2006 and 2005 were determined by dividing net income for the years by the weighted average number of common shares outstanding. Diluted earnings per share for the periods ended September 30, 2006 and 2005 included the effect of 200,000 shares of the Company's series "A" convertible preferred stock, as more fully described in Note 22(Stockholders' Deficiency and Recapitalization). Each share of the Company's series "A" convertible preferred stock is convertible into one share of common stock. In 2006, common stock equivalents were excluded from the computation of diluted earnings per share as they would be antidilutive.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         The reconciliations of the denominators of the basic and diluted EPS computations are as follows:

                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                      2006          2005          2006           2005
                                   ----------    ----------    ----------    ----------
Denominator for Basic EPS           42,895,914    26,157,813    37,796,753    13,023,453
                                    ==========    ==========    ==========    ==========


Weighted average effect on
denominator for Basic EPS           42,895,914    26,157,813    37,796,753    13,023,453


Effect of series "A" convertible
preferred stock                             --       200,000            --       200,000
                                    ----------    ----------    ----------    ----------



Denominator for Diluted EPS         42,895,914    26,357,813    37,796,753    13,223,453
                                    ==========    ==========    ==========    ==========


NOTE 4 - OTHER RECEIVABLES:
--------------------------

         The balance as of other receivables as of September 30, 2006 consisted of the following:


                                                       September 30,
                                                           2006
                                                        ---------
         Credits from vendors                           $ 134,701
         Tenant sublease rent                               6,000
         Returned checks from customers                     4,587
         Other                                              3,330
                                                        ---------
         Total:                                         $ 148,618
                                                        =========

NOTE 5 - INVENTORY:
------------------

         Inventories are stated at the lower of cost or market determined in a "first-in, first-out" basis. The inventory balance as of September 30, 2006, consisted of the following:

                                                      September 30,
                                                          2006
                                                       ----------
         Resalable products                            $  758,363
         Proprietary brand raw materials                  215,702
                                                       ----------
         Total:                                        $  974,065
                                                       ==========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 6 - PREPAID EXPENSES:
-------------------------

         The prepaid expenses as of September 30, 2006, consisted of the following:

                                                      September 30,
                                                          2006
                                                       ----------
         Inventory                                     $   14,210
         Insurance                                         24,708
         Warehouse/Office Supplies                          6,161
         Service Contracts                                  5,763
         Taxes                                              7,957
                                                       ----------
         Total:                                        $   58,799
                                                       ==========

NOTE 7 - FIXED ASSETS:
---------------------

         Depreciation expense for the nine months ending September 30, 2006 and September 30, 2005 was $63,033 and $68,848, respectively.

         Property and equipment at September 30, 2006 is as follows:

                                                      September 30,
                                                          2006
                                                       ----------
         Delivery Trucks                               $   41,800
         Warehouse Equipment                               35,642
         Coolers                                           64,000
         Office Equipment                                 105,952
         Furniture & Fixtures                              15,945
         Leasehold Improvements                            41,257
                                                       ----------
                                                          304,596
         Less: Accumulated depreciation                  (168,873)
                                                       ----------
         Net                                           $  135,723
                                                       ==========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 8 - CAPITALIZED FUNDING COSTS, NET:
---------------------------------------

         The table below summarizes the balance of capitalized funding costs as of September 30, 2006:



                                                            September 30,
                                                                2006
                                                             -----------
         Capitalized Funding Costs                           $ 5,027,822

         Accumulated Amortization:                            (3,929,884)
                                                             -----------
                  Total:                                     $ 1,097,938
                                                             ===========


         In March 2004, the Company entered into a placement agent agreement to assist with capital raising activities. The Company closed on first of two financing transactions on May 14, 2004 (See Note 16 - Current Portion, Long Term Debt) upon which a placement agent fee was paid according to the terms of the agreement. The Company issued 426,250 common stock purchase warrants, at a fair market value of $1,879,809 (valued using the Black-Scholes model) resulting in capitalized funding costs of $1,879,809 to be amortized over the 36 month term of the financing agreement (See Note 22 - Stockholders' Deficiency and Recapitalization). The debt instrument attributed to these warrants was refinanced on March 31, 2006; the Company amortized the remaining balance of capitalized funding costs in the amount of $861,579 for the nine months ending September 30, 2006.

         In connection with the same financing, the Company paid from net proceeds $131,000 in legal and closing costs. Due to the debt refinancing, the Company amortized the balance of capitalized funding costs of $60,042 for the nine months ending September 30, 2006 (See
         Note 20 - Long Term Notes Payable).

         On March 31, 2006, the Company refinanced the Secured Convertible Loan with the Laurus Master Fund. The Company paid from net proceeds $254,500 in legal and closing costs to be amortized over the 36 month term of the notes. Amortized funding costs were $42,417 for the nine months ending September 30, 2006 with a remaining balance of $212,083.

         The Company closed a second financing transaction on July 30, 2004 (See
         Note 20 - Long Term Notes Payable). The Company issued 423,529 common stock purchase warrants, realizing a fair value of $1,359,712 recorded to capitalized funding costs (valued using the Black-Scholes model); the value is being amortized over the 42 month term of the financing agreement (See Note 22 - Stockholders' Deficiency and Recapitalization). The Company recognized amortized funding costs of $291,366 for the nine months ended September 30, 2006. The remaining balance of unamortized funding costs attributable to this transaction is $517,983.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         In June 2005, the Company entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. To execute the agreement, Cogent was to receive $300,000 as an initiation fee along with $28,500 for legal fees. These costs are being amortized over the 42 month term of the agreement; the Company recognized an expense of $71,516 with a remaining balance of $210,094 as of September 30, 2006 (see Note 19 - Derivative Liability). The Company also issued 394,729 warrants to an investment banker as a placement agent fee. The warrants had a term of five years at an exercise price of $0.76 and were considered to have a fair value of $240,902 (valued using a Black-Scholes Model); an expense of $52,237 was recognized, with a remaining balance of $153,458 as of September 30, 2006.

         Pursuant to the terms of the Financial Advisory and Investment Banking Agreement executed in April 25, 2005, the Company paid a placement agent fee of $301,950, or 10% of the gross units sold in the debt financing placement along with legal fees and administrative expenses of $106,804. The fees are being amortized over the term of notes which have maturity dates ranging from July 6, 2006 through November 8, 2006. The Company recognized an expense of $222,951 with a remaining balance of $2,579 as of September 30, 2006 (see Note 15 - Convertible Term
         Loan). The agreement also contains a provision whereby the Placement agent would be granted warrants to purchase shares of restricted common in consideration of placement agent fees for the same debt financing placement. As of June 30, 2006 the Company has issued 699,253 warrants with an exercise price of $0.76, a term of five years and a fair value of $384,666 (valued using the Black-Scholes model). The Company recognized an expense of $205,022, with a remaining balance of $1,741 for the nine months ending September 30, 2006.

         In April 2006 the Company executed a 120 day demand note due August 5, 2006. The Company paid a placement agent fee, from the proceeds, in the amount of $40,000 which was being amortized over the term of the note. The Company recognized an expense of $40,000 for the nine months ending September 30, 2006.

NOTE 9 - TRADEMARKS:
--------------------

         Trademarks consist of the following:

                                                      September 30,
                                                          2006
                                                       ----------
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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 10 - CUSTOMER LIST:
-----------------------

         The table below summarizes the balance of the Beverage Network of Maryland ("BNMD") customer list as of September 30, 2006:

                                                             September 30,
                                                                 2006
                                                              ----------
         Acquired customer list                                1,973,240

         Accumulated Amortization:                              (887,958)
                                                              ----------
                  Total:                                      $1,085,282
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

NOTE 12 - OTHER ASSETS:
----------------------

         The balance of other assets in the amount of $71,259 as of September 30, 2006 is comprised primarily of rental security deposits.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 13 - LOANS PAYABLE AND LOANS PAYABLE, RELATED PARTY:
--------------------------------------------------------

         XStream Beverage, Inc. ("XBI"), a principal stockholder of the Company owned by XStream's Chairman, periodically loans money to XStream. In March 2004, the principal shareholder advanced $25,000 to the Company; XStream's loans from XBI are non-interest bearing demand notes with no specified term. The balance due was $50,455 at September 30, 2006.

         In March 2006, a shareholder advanced $50,000 to the Company as an interest bearing demand note at 6% per annum with no specified term. The Company repaid the loan in May 2006.

         Loans payable at September 30, 2006 were as follows:

         Loans Payable:


         Automotive equipment loan (1)                           $      923
         March 2004, interest bearing demand note 8%
          per annum, due June 2004 (loan in arrears) (1)             14,713
         March 2004, non-interest bearing, due April 2005
          due April, 2005 (loan in arrears) (1)                      72,934
         December 2005 - May 2006, 60 day demand notes,
          5% per month                                              819,537
         April 2006, 120 day demand note,
          fixed interest                                            282,614


                                                                 ----------
           Total Loans Payable - Other                            1,190,721

           Loans Payable, Related Party                              50,455
                                                                 ----------
           Total Loans Payable                                   $1,241,176
                                                                 ==========
         ----------
         (1) Resulted from the acquisition of Beverage Network of Massachusetts, Inc. ("BNMA")


         From December 2005 to March 2006, the Company executed sixty day demand notes to investors that resulted in $550,000 of proceeds to the Company. The notes contain maturity dates ranging from February 23, 2006 to May 1, 2006 and contain provisions for fixed interest that amounts to $65,000 if repaid according to terms. The notes accrue 5% interest per month if in arrears along with a provision whereby the note holder is entitled to an interest penalty in the amount of $50,000 per month if the notes are not repaid by August 31, 2006. Interest expense of $319,357 was recognized for the nine months ending September 30, 2006. They also include a provision whereby the holders receive, in aggregate, 532,500 shares of restricted common stock which the Company valued at $183,725 and recognized over the term of the notes;; The Company also issued 1,875,000 share of its common stock as a pledge of collateral for the notes (See Note 22 (B) - Stockholders' Deficiency and Recapitalization).

         In April 2006 Company executed a $250,000, 120 day demand note, fixed interest of $25,000 due August 5, 2006. The proceeds to the Company was $210,000 after paying a placement fee of $40,000. The note contained a provision whereby the holder received 250,000 restricted common shares, valued at $92,500, which the Company recognized as interest expense for the nine months ending September 30, 2006.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 14 - LAURUS MASTER FUND REVOLVING LINE OF CREDIT:
-----------------------------------------------------

         On March 31, 2006, the Company was issued a $4 million line of credit with the Laurus Master Fund. ("Laurus Debt"). The line of credit bears interest at the higher of 9% or prime plus 2% and matures in March 2009 and interest is payable monthly. The balance with accrued interest is $864,987 as of September 30, 2006.

NOTE 15 - CONVERTIBLE TERM LOAN:
-------------------------------

         The balance of the convertible term notes, accrued interest and related debt discount at September 30, 2006 is as follows:

                   Term note 18% per annum                       $  531,011
                   Term note 12% per annum                        3,019,500
                   Accrued interest                                 622,361
                   Less: debt discount                              (18,349)
                                                                 ----------
                                                                 $4,154,523
                                                                 ==========

         The Company secured $725,000 from investors resulting from a debt placement offering originating in February 2005. The debt instruments were convertible term notes at 18% per annum, with maturity dates ranging from September 1 to November 15, 2005. The net proceeds received by the Company was $725,000 to be used as general working capital As collateral for these notes the Company pledged 100,000 shares of common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of common stock personally owned by him. Should the Company default, the exercise price of the warrants automatically reduce by 5% for each 30 day period in which the Company remains in default. Attached to the notes was a provision whereby the purchasers were issued common stock warrants, with a five year term and exercisable at $1.50, in an amount equivalent to the face value of each note. The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering. The 725,000 warrants issued to the debt holders were valued at $635,511 and recorded to derivative liability (See Note 22 (C) - Stockholders' Deficiency and Recapitalization).

         In September 2005, we received a notice of default under the terms of the secured promissory notes issued by the Company from two note holders in the aggregate principal amount of $300,000. These notes were due and payable on September 1, 2005. The Company has repaid $100,000 of the principal balance, however, the note holders are demanding payment of $233,279. In February 2006, the Company executed an agreement in consideration for 2,500,000 shares of restricted common stock, to defer payments of these note holders until May 10, 2006. The shares were valued at $1,050,000, which the Company recognized as interest expense as of September 30, 2006 (See Note 22 (B) - Stockholders' Deficiency and Recapitalization). In August 2006 the Company received a notice of final default judgment from the note holders demanding $270,106 of principal and accrued interest. The Company was unable to satisfy the entire balance due and the bank account was garnished for $93,989 by the note holders; the remaining balance due is $176,117.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         In January 2006, the Company executed an agreement with the remaining note holders to defer all payments until March 31, 2006. In consideration, the Company issued an aggregate of 550,000 restricted shares valued at $148,500 and recognized the entire amount as interest expense for the nine months ending September 30, 2006. In June 2006, the Company issued an additional 190,000 restricted shares to defer payments until September 15, 2006; the Company recognized interest expense of $51,300 for the nine months ending September 30, 2006. (See
         Note 22 (B) - Stockholders' Deficiency and Recapitalization).

         As of November 8, 2005, the Company had completed the sale of $3,019,500 units of its securities to 44 institutional and/or accredited investors. The units consisted of $100,000 principal amount of convertible notes, warrants to purchase 100,000 shares of common stock at an exercise price of $0.76 per share with a term of five years and 10,000 shares of common stock. The maturity date of the notes range from July 6 through November 8, 2006 and bear interest at the rate of 12% per annum payable at the maturity date or upon conversion of the notes if prior to the maturity date. The holders of the notes have the option to convert the notes into common shares of the Company at a price equal to the public offering price of common shares of the Company in any underwritten registered public offering involving common stock of the Company less a discount of 20%. If the Company does not complete a public offering prior to maturity, the holders may, at their option, convert their notes at maturity into common shares at a price of $0.76 per share, subject to adjustment in the event of any dilution events. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the conversion price from $0.76 to $0.45. The transaction resulted in net proceeds of $2,610,766 to be used for general working capital, after payment of offering costs and fees of $408,734. As of September 30, 2006, the Company reflected a balance of principal and interest due amounting to $4,172,872. The Company allocated $2,885,290 to debt discount; it recognized interest expense from debt discount amortization of $1,682,255 with a remaining balance of $18,349 to be amortized through the remainder of fiscal 2006 (See Note 19 - Derivative Liability).

         The 301,950 shares of common stock, issued to the debt holders, were valued at $236,471 and are being amortized over the term of the notes. The Company recognized an expense of $133,957 with a remaining deferred balance of $905 as of September 30, 2006. (See Note 22 (B) - Stockholders' Deficiency and Recapitalization).

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 16 - CURRENT PORTION, LONG TERM DEBT & DEBT DISCOUNT:
---------------------------------------------------------

         The current portion of long term debt and debt discount as of September 30, 2006 is as follows:

         Interest bearing demand note 6% per annum, due
         April 2012 (Maui Trademark)                         $  190,182
         Secured 6% convertible note ("BNMD")                 2,066,120
         Senior secured note ("Laurus")*                        750,000
                                                             ----------
          * (see Note 20 - Long Term Notes payable)           3,006,302
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

         On July 9, 2004, the Company's wholly owned subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), (a Florida Corporation) announced it has completed the acquisition of substantially all of the assets and certain liabilities of Master Distributors, Inc. Pursuant to the terms of the agreement, the Company issued a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum. The Company executed an amended agreement to defer all payment of the note until June 15, 2005. The holder, at his discretion, may elect to receive XStream stock in lieu of a cash payment. The minimum conversion is $25,000 at a predetermined value of $5.20 per share. In January 2005, the Company issued 150,000 shares of restricted common stock to the principal owner of Master Distributors, Inc. as consideration for deferring all debt payments until June 15, 2005. In September 2005, the Company received a notice of default from the principal owner of Master Distributors. We do not know at this time what action, if any, Master Distributors, Inc. may take. The balance due as of September 30, 2006 is $2,084,081.

NOTE 17 - ACCRUED EXPENSE-SALARIES, ACCRUED EXPENSE-OTHER:
---------------------------------------------------------

         Effective February 5, 2004, the Company executed revised employment agreements for its Chairman, President, and Vice President stipulating an annual base compensation of $130,000 each. Accrued Compensation reflecting officers, new hires, and acquisitions, for the period ending September 30, 2006 was as follows:

         Accrued Expense-Salaries: Officers/Directors     $  574,428
         Accrued Expense-Salaries: Other                     317,834
         Accrued Expense-Liquidated Damages                  333,977
         Accrued Expense-Cogent                            1,150,470
         Accrued Expense-Taxes                               207,349
         Accrued Expense-Other                                16,257
                                                          ----------

                                Total Accrued Expenses:   $2,600,315
                                                          ==========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         The Company has accrued salaries of $574,428, in aggregate, due to the Chairman, President and Vice President. The remaining accrued salaries balance of $317,834 consists of $280,926 of current payroll due to non-officers/directors and $36,908 due to a former employee.

         The Series B preferred shareholders have a provisions contained within the registration rights agreement that stipulate they are entitled to liquidated damages if the SB-2 registration statement is not effective by a specified date. The Series B preferred offering resulted in gross proceeds of $2,160,000 with liquidated damages accruing at 2% for month 1 (September 2004) and at 1.25% for each month thereafter (October 2004
         - September 2006) until the registration is effective. The Company has the option to remit payment of the liquidated damages by issuing more series B preferred stock. The balance of accrued series B preferred liquidated damages is $333,977 as of September 30, 2006.

         The Laurus Master Fund, Ltd. registration rights agreement executed in May 2004 also contained a provision for liquidated damages; this transaction resulted in gross proceeds of $3,000,000 with liquidated damages accruing at 2% per month for not having the SB-2 effective (commencing August 14, 2004). On March 31, 2006 the secured convertible loan associated with the registration rights agreement was refinanced and the balance of $1,170,000 of accrued liquidated damages was paid with the issuance of the $2 million secured convertible note on March 31, 2006. (See Note 20- Long Term Notes Payable)

         In June 2005, The Company has entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. Under the terms of the equity swap, the 15,789,472 common shares and the bonds are maintained in escrow until the earlier of 42 months or such time as all of these shares are covered by an effective registration statement filed with the SEC. During the period of the escrow, Cogent Capital Corp. will also receive from the swap agreement, interest earned on the $15,000,000 at a rate equal to LIBOR +125 basis points, payable monthly. The balance of accrued expenses and interest due to Cogent as of September 30, 2006 is $1,150,470 (See Note 23 - Subscription Receivable).

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

         The Company is legally pursuing a former payroll processor, Florida Employer Solutions, Inc. (FES), for restitution in the form of reimbursement of payroll tax monies that the payroll processor failed to pay on behalf of the Company. The balance due is $207,349 as of September 30, 2006.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 18 - DIVIDENDS PAYABLE:
---------------------------

         The Series B Preferred pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of the Company's common stock or additional shares of Series B Preferred. The dividends payable as of September 30, 2006 was $122,272.

NOTE 19 - DERIVATIVE LIABILITY:
------------------------------
         The Company recognized liabilities for the following derivatives at the date of their issuance during the nine-month period ended September 30, 2006 and 2005, respectively:

                                                     During the nine-month
                                                         period ended
                                                         September 30,
                                                     2006              2005
                                                  -----------      -----------
Embedded conversion
features and liquidated damages
and freestanding warrants issued
to investors-
$2,000,000 senior convertible note                $ 2,599,716      $        --
Term loans                                                 --        5,657,553
Freestanding warrants issued to
placement agents                                                       609,682
Other warrants                                             --        1,248,137
                                                  -----------      -----------
                                                  $ 2,599,716      $ 7,515,372


The fair value of the derivative liabilities at September 30, 2006 are as follows:

Embedded conversion
features and liquidated damages
and freestanding warrants issued
to investors-
$3,000,000 convertible note                       $    50,939
 $2,000,000 senior convertible note                   293,901
Series B preferred shares                             312,094
Term loans                                            263,385
Freestanding warrants issued to
placement agents
$3,000,000 convertible note                            15,375
Series B preferred shares                              16,634
Term loans                                             36,421
Other warrants                                         81,716
                                                  -----------
                                                  $ 1,070,465
                                                  ===========

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


The Company used the following assumptions to measure the identified derivatives as follows:


Embedded conversion feature and liquidated damages

                                                      During the nine-month
                                                          period ended
                                                 September 30,     September 30,
                                                     2006              2005
                                                  -----------      ------------

Market price:                                     $    0.45        $       0.11
Conversion price:                                 $    0.45        $  0.45-1.50
Term:                                               4 years      2.05-3.5 years
Volatility:                                              97%                103%
Risk-free interest rate:                               3.95%               4.77%
Maximum liability:
$3,000,000 convertible note                       $       --       $         --
$2,000,000 senior convertible note                 3,680,000          3,844,629
Series B preferred shares                                 --          5,817,159
Term loans                                                --
3,544,738


Freestanding warrants

                                            At September 30,
                                                 2006
                                            ---------------
Market price:                               $          0.11
Exercise price:                             $      0.20-100
Term:                                       2.25-3.75 years
Volatility:                                             103%
Risk-free interest rate:                               3.95%
Outstanding other
options and warrants                              9,957,548


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


During the nine-month period ended September 30, 2006 and 2005, the Company allocated $2,000,000 and $3,434,419, respectively, of the fair value of the derivatives issued in connection with the debt, at their date of issuance, to debt discount. The excess of the fair value of the derivative liabilities over the debt discount has been recognized as other expense, which amounts to $599,716 and $2,223,134 during the nine month period ended September 30, 2006 and 2005, respectively.

During the nine-month period ended September 30, 2005, the Company allocated $1,248,137 of the fair value of the derivatives issued in connection with services performed by consultants to consulting expenses. It also allocated $609,682 of the fair value the derivatives issued in connection with placement agent fees to capitalized funding costs.

The variation in fair value of the derivative liabilities between the measurement dates amounted to an increase of approximately $7.1 million and $15.3 million during the nine month period ended September 30, 2006 and 2005, respectively. The increase in fair value of the derivative liabilities has been recognized as other income.


NOTE 20 - LONG TERM NOTES PAYABLE:
---------------------------------

         The long term debt and debt discount as of September 30, 2006 is as follows:

         43.2 shares of Series B Convertible Preferred Stock         2,160,000
         Senior Secured convertible note ("Laurus")                  2,089,473
         Senior secured note ("Laurus")                              4,034,167
         Less: Debt discount Convertible Preferred Stock              (510,858)
         Less: Debt discount Secured convertible note ("Laurus")    (1,666,666)
         Less: Debt discount on senior secured note   ("Laurus")      (276,353)
         Less: Current portion of senior secured note *               (750,000)
                                                                  ------------
                                                                  $  5,079,763
                                                                  ============
         ---------
         * (see Note 16 - Current Portion, Long Term Debt)

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of its Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term. The balance of the $2,160,000 gross proceeds, less debt discount of $510,858 is reflected as of September 30, 2006 (See Note 22 (A) - Stockholders' Deficiency and Recapitalization). The Company recognized interest expense of $570,857 from amortization of debt discount for the nine months ending September 30, 2006.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds"). The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate per annum of prime plus two percent and has a term of three years (May 14, 2007). In connection with the financing, Laurus Funds was also issued a Warrant (the "Warrant") to purchase up to 225,000 shares of the Company's common stock. The warrants are exercisable as follows:
         75,000 shares at $6.40 per share; 75,000 shares at $7.80 per share and the balance at $9.00 per share. The Company recorded a debt discount of $3 million to be amortized over the term of the note. On March 31, 2006, the debt was repaid as a result of issuing the $4 million secured, non-convertible note. The remaining balance of debt discount, $1,375,000, was amortized to interest expense for the nine months ending September 30, 2006.

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

         The funds received from the Laurus Debt were used to repay approximately $2.8 million of principal and interest due on a $3 million convertible note and to satisfy approximately $1.5 million in liquidated damages and accrued default interest. The balance of $259,308 was sent to the Company for working capital. The balance of principal and accrued interest on the $2 million secured convertible note and the $4 million secured note was $2,089,473 and $4,034,167, respectively, as of September 30, 2006.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

NOTE 21 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

         (A) FACILITY LEASES

         Effective December 1, 2003, XStream terminated its month-to-month lease at its corporate headquarters in Boca Raton and co-located with its subsidiary, BNSF. BNSF renewed the lease for twelve months in November 2004. The previous facility is 7,200 sq. ft. at a monthly rate of $4,776. On October 24, 2005, the facility was rendered uninhabitable due to damage sustained during Hurricane Wilma. The current lease expired on November 30, 2005 and the Company opted not to renew the lease for the current space and rented an executive suite while trying to secure a more permanent space. The month-to-month rental was approximately $1,350 per month. In February 2006, Xstream executed a 5 year sublease beginning in March 2005. The space is approximately 3,564 square feet at a rate of $12.50 per sq. ft. Rent expense was $36,074 for the nine months ending September 30, 2006.

         BNSF moved its inventory to a warehouse facility on a month-to-month basis with no lease agreement at a cost of approximately $500 per month; in addition the BNSF incurs charges for loading and handling for the inventory. Rent expense for the nine months ending September 30, 2006 was $3,780.

         BNCT leased a 13,622 square foot facility in Bristol, CT. The rent is $5,676 per month and the lease expires in October 2008. The lease was terminated and the premises vacated. Rent expense for the nine months ending September 30, 2006 was $27,447.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         BNHI assumed the current lease as part of acquiring the assets of Pacific Rim. The terms were month- to-month with rent of $1,038 per month. In March of 2004, BNHI entered into a month-to-month lease agreement for management facilities with monthly rent of $2,000. The space was being utilized as housing for marketing consultants and other individuals active in expanding the brand and current distribution territory. Subsequently, in April 2005, Xstream entered into a three year lease agreement for the benefit of BNHI. The lease provides for 2,750 square feet of retail, office, and warehouse space at a cost of $2,750 per month plus real estate taxes and escalation. Rent expense charged to operations for the nine months ending September 30, 2006 was $44,571.

         BNMA assumed the lease from Ayer Beverage, Inc., consisting of a 4,300 square foot facility at a cost of $1,425 monthly. On June 1, 2004, BNMA entered into a second lease agreement for 13,500 sq. ft. of space located in Lawrence, MA. The terms are month-to-month at a cost of $5,000 per month; the lease was terminated in November, 2004. BNMA renewed the assumed lease from Ayer Beverage, Inc. in June 2005 at a monthly rate of $1,688. In April 2006, the lease was terminated and BNMA moved its inventory to a warehouse facility on a month-to-month basis with no lease agreement at a cost of approximately $250 per month. Rent expense charged to operations for the nine months ending September 30, 2006 was $13,424.

         BNMD assumed the lease from Master Distributors, Inc., consisting of a 70,261 square foot facility at a current cost of $24,775 monthly. The current lease expires on March 31, 2008, and the Company is provided with an annual credit each March, equivalent to one months' rent. BNMD also subleases to four tenants 12,250 sq. ft. of warehouse space along with parking spaces adjacent to the building. The total space subleased provides $12,550 per month. The sublease rent is offset against rent expense. The total rent charged to operations for the nine month period ending September 30, 2006 was $73,709.

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         On September 12, 2005 the Company received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. The notes were due and payable on September 1, 2005. As collateral for these notes the Company pledged 100,000 shares of restricted common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of common stock personally held by him. The note holders are demanding payment of $328,814. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. On March 16, 2006, an agreement was made with the two note holders whereby the Company would redeem the notes and make all payments due to the note holders, on or before March 31, 2006. As consideration, the Company granted each note holder 750,000 shares restricted common stock along with 500,000 shares of restricted common stock to each note holder which would be subject to release from escrow on March 31, 2006 should the notes not be redeemed by that date. We failed to redeem the notes and consequently, the shares in escrow have been released by the escrow agent to the note holders. On July 10, 2006 the Company received a notice of final judgment by default from the note holders in the amount of $270,106. The Company was not able to satisfy the judgment and the note holders garnished the bank account in the amount of $93,989. The balance due is $176,117.

         The default under these notes created another event of default Under the unsecured convertible term notes in the principal amount of $3,019,500.

         On September 29, 2005 we received a notice of default from Morris Stodard and Master Distributors, Inc. under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc., as well as under an employment agreement with Mr. Stodard. The note holder is demanding payment of $517,735 which he asserts is the amount of outstanding principal and interest due under the note, as well as amounts due under the employment agreement. We continue to make payments to Mr. Stodard and Master Distributors based on the balances that were reflected at the time of the Master Distributors acquisition. The balance due to Mr. Stodard and Master Distributors is 2,084,081 as of September 30, 2006. The default under this note has created another event of default under the unsecured convertible term notes in the principal amount of $3,019,500.

         In October 2005, American Beverage, Inc. filed a demand against Beverage Network of Connecticut and Beverage Network of Massachusetts in the amount of $69,452. We have reached agreement on a settlement plan with their attorneys.

         In October 2005, Good-O Beverages was awarded a judgment on the amount of $28,500 against Beverage Network of Connecticut for product ordered by us in fiscal 2004. We have made regular payments in settlement of this amount and there is a balance of $2,904 as of September 30, 2006.

         On November 16, 2005 Beverage Network of Connecticut received a demand letter from the attorneys representing Food Collage, Inc for payment of $17,068 for product ordered by us in 2004 but not paid for. We are working with the plaintiff to settle the account.

         On December 5, 2005 Hobarama, Inc. obtained a judgment in the amount of $16,740 against Beverage Network of Connecticut. We have reached agreement on a settlement plan with their attorneys.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         On January 15, 2006 Export Development Canada obtained a judgment against Total Beverage Network, Inc. in the amount of $22,357.We have not yet reached an agreement with the plaintiff.

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

         In March of 2004, the Company contracted with Florida Employer Solutions, Inc. "FES" to process the Company payroll and certain other employee benefits such as health insurance. The collection and payment of payroll taxes was an integral part of this service. In June 2005, the Company was informed by the Internal Revenue Service that payroll tax payments had not been remitted on our behalf. The Company had remitted all required taxes to "FES" so the payments would be paid on our behalf. The principals of "FES" admitted to the Company and to the IRS that they had not made the mandatory payments when due. We believe that the total amount due to the IRS is approximately $335,171, which includes the principal balance of unpaid taxes. The IRS have agreed to waive certain penalties upon receiving the principal balance due. In September 2005 the Company filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida against "FES" along with Luis Ferrer and Maria G. Legarda, officers of "FES". The complaint alleges breach of contract, fraud, conversion, violation of the Florida Unfair and Deceptive Trade Practices Act and unjust enrichment and seeks judgment against "FES" for all damages, interests and costs. In September 2006 mediation hearing, the Company was awarded a judgment in the amount of $679,466 against "FES". This represented the amount of principal tax along with damages in the form of estimated penalties, interest and legal expenses. The IRS negotiated a voluntary payment arrangement whereby the Company would remit payments of $20,000 per month until the entire balance is paid. The balance due as of September 30, 2006 is $207,349.

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

         In June 2006, a former employee of XStream Beverage Network, Inc. filed a lawsuit in Miami-Dade County, Florida, for overdue severance related payments in the amount of $17,000. We have reached an agreement with the plaintiff's attorney to pay the balance in full.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 22 - STOCKHOLDERS'DEFICIENCY AND RECAPITALIZATION:
------------------------------------------------------

         (A) PREFERRED STOCK

         The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value. The Board of Directors is authorized to issue two series of preferred stock and to fix the designation, powers, preferences, and rights of the shares of each series. In addition, the Company may pay dividends of common stock to preferred stockholders. In October 2001, the Board of Directors authorized Series A preferred stock, which is cumulative voting and convertible and does not have dividend rights. Each share of preferred stock is convertible to one share of common stock and each share of preferred stock is entitled to 5 votes on each matter submitted to a vote of the total capital stock of the Company. In September 2006, the Company issued 1,100,000 shares of preferred series A shares to our Chairman/CEO as compensation. The shares are convertible to 1,100,000 shares of common stock and were valued at $0.11, the closing price of our common stock on the grant date. The Company recognized compensation expense in the amount of $121,000 for the nine months ending September 30, 2006.

         There were 1,300,000 preferred Series A shares outstanding at September 30, 2006.

         On August 2, 2004 XStream sold 43.2 shares of Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. XStream received gross proceeds of $2,160,000. The designations, rights, and preferences of the Series B Preferred provide that the Series B shares (i) have a liquidation preference of $50,000 per share; (ii) are convertible into shares of XStream common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The conversion price is subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event, Xstream issues or sells any additional shares of common stock or other securities, which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the conversion price from $1.50 to $0.76. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the conversion price from $0.76 to $0.45. Holders are restricted in their ability to convert the Series B Preferred into common stock if at the time of conversion the number of shares of common stock to be issued, together with all other shares of common stock owned by the holder, would result in the holder owning in excess of either 4.9% or 9.9% of the then issued and outstanding shares of Company's common stock, subject to a waiver by the holder of these limitations upon 61 days notice to the Company. Gross proceeds of $2,160,000 from the issuance of 43.2 shares of Series B Preferred, five year Series A detachable common stock purchase warrants to purchase

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         1,440,000 shares of the Company's common stock with an exercise price of $2.00 per share and five year Series B detachable common stock warrants to purchase 720,000 shares of the Company's common stock with an exercise price of $4.00 per share. The Series B Preferred, which has a liquidation preference of $50,000 per share, is convertible into shares of the Company's common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price from $1.50 to $0.76. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the exercise price from $0.76 to $0.45. The Company recognized debt discount of $2,160,000 along with a mandatory redemption premium of $504,000, to be amortized over the 42 month term of the agreement. The Company recognized interest expense from debt discount amortization of $570,857 as of the nine months ended September 30, 2006 with a remaining balance of debt discount of $510,858.

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 1.25% of the note balance, per month, accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, resubmitted on October 14, 2005 and subsequently cancelled. In December 2005, the Company issued 7.14 shares of Series B Preferred stock in lieu of payment for $357,223 of liquidated damages. The balance of accrued liquidated damages is $333,977 as of September 30, 2006. (See Note 17 - Accrued Expense Salaries, Accrued Expense Other)

         The Series B Preferred has no voting rights, it ranks senior to Xstream's common stock and to all other classes of its securities which do not specifically provide that they are senior to the Series B, but subordinate to all of the Company's indebtness, and it pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of common stock or additional shares of the Company's Series B Preferred. If Xstream chooses to pay the dividends in registered shares of the Company's common stock, the shares are valued at the then conversion price of the Series B Preferred and if Xstream chooses to pay the dividends in shares of Series B Preferred, those shares are valued at the liquidation preference of the stock. In December 2005, the Company issued 3.43 shares of Series B Preferred shares as payment of $171,622 for accrued dividends. The dividends payable as of September 30, 2006 was $122,272 (See Note 18 - Dividends Payable).

         On July 1, 2005, the Company issued 10 shares of Series B Preferred stock (convertible to 500,000 shares of restricted common stock) to a consultant pursuant to the terms of a service agreement. The shares were valued at $1.10, the closing price of the Company's common stock as of the grant date. The $550,000 value of the transaction was amortized over the term of the agreement (see Note 22 (B) - Stockholders' Deficiency and Recapitalization).

         During the period of January 1, 2006 and September 30, 2006, 18.22 shares of Series B Preferred stock was converted to 1,167,690 shares of restricted common stock at the request of the holders. The shares were valued at par and recorded to additional paid-in-capital, with no effect on operations.

         There are 40 shares of Series B Preferred Stock issued and outstanding as of September 30, 2006.


         (B) COMMON STOCK

         In June 2005 the Company executed a consulting agreement with a term of twelve months in consideration for services consisting of 25,000 shares of restricted common stock. The shares were valued at $1.00; the closing price on the date of grant. The Company recognized consulting expense of $10,371 for the nine months ended September 30, 2006.

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         The Company executed a twelve month consulting agreement on July 1, 2005. The consultant was granted 500,000 restricted common shares and 10 Series B Preferred shares which can convert into 500,000 restricted shares (see (A) Preferred Stock above). The shares were valued at $1.10, the closing price of the stock on the agreement date. The Company recognized consulting expense of $546,798 for the nine months ended September 30, 2006.

         The Company executed a consulting agreement with a six-month term commencing on July 12, 2005. The consultant was granted 10,000 restricted common shares valued at $0.95; the closing price of the stock on the grant date. The Company recognized an expense of $620 as of September 30, 2006.

         The Company issued 301,950 shares of restricted common stock to subscribers as a result of purchasing 3,019,500 units in the debt placement financing (see Note 15 - Convertible Term Loan). The shares values ranged from $0.43-$1.05, the closing price of the stock on the date subscriptions were executed. The total value was $236,471 and is being recognized of the term of the notes which contain due dates ranging from June 30, 2006 to November 8, 2006. The Company recognized interest expense of $153,330 for the nine months ending September, 2006, with a remaining deferred balance of $905.

         The Company executed a twelve-month consulting agreement, commencing November 11, 2005, in consideration of 200,000 shares of restricted common stock. The shares were valued at $0.40; the closing price on the date of grant. The Company recognized consulting expense of $59,836 for the nine month period, with a remaining deferred balance of $9,205 as of September 30, 2006.

         The Company executed a consulting agreement with a term of twelve months, commencing November 30, 2005. In consideration for services, the consultant received 300,000 shares of restricted common stock valued at $0.22; the closing price on the grant date. For the nine month period ending September 30, 2006, the Company recognized an expense of $49,364 with a remaining deferred balance of $11,030.

         On December 23, 2005, the Company executed a 60 day promissory note, resulting in gross proceeds of $100,000. Attached to the note was a provision for the Company to issue 50,000 shares of restricted common stock to the holder. The shares were valued at $0.44; the closing price on the date of grant. The Company recognized an expense of $19,373 for the nine months ending September 30, 2006.

         On December 15, 2005, the Company executed a six month consulting agreement in consideration of 100,000 shares of restricted common stock, valued at $0.51. The Company recognized and expense of $46,516 for the nine months ending September 30, 2006.

         During the nine month period of January 1, 2006 through September 30, 2006, the Company issued a total of 18,782,190 shares of restricted common stock. Shares issued for services, compensation and loan fees are valued at the closing price of the stock on the grant date and recognized over the term of the corresponding contract and/or agreements; shares issued as a pledge of collateral are considered issued but not outstanding; shares issued from the conversion of Preferred Series B stock are valued at par with no effect on operations.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         The table below represents the activity of shares issued as of September 30, 2006:

                                                             Aggregate       Deferred       Expense
       Consideration        No. Shares      Price Range        Value          Balance      Recognized
------------------------    ----------     -------------    -----------     -----------   -----------


Services                     4,692,000     $0.16 - $0.42    $ 1,276,440    $ (577,119)    $    699,321

Loan Fees                    4,472,500     $0.27 - $0.43    $ 1,689,025            -0-    $  1,689,025

Compensation                 6,825,000     $0.11 - $0.27    $ 1,505,050            -0-    $  1,505,050

Pledge of Collateral         1,625,000               -0-            -0-            -0-             -0-
Conversion of Preferred
Series B                     1,167,690               -0-            -0-            -0-             -0-
                            ----------     -------------    -----------     -----------   -----------
      TOTAL:                18,782,190               N/A    $ 4,470,515     $  (577,119)  $ 3,893,396
                            ----------     -------------    -----------     -----------   -----------


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of our Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. The gross proceeds of $2,160,000 is reflected as of June 30, 2006, (See Note 22 -
         (A) Above), the Company compensated a placement agent engaged in the transaction with warrants to purchase the Company's common stock consisting of 160,941 warrants exercisable at $1.50 for five years, 118,588 warrants exercisable at $2.00 for five years, 144,000 warrants exercisable at $4.00, for five years. The fair value of the warrants were valued at an aggregate $1,359,712 recorded as capitalized funding costs and derivative liability at the date of issuance. The issuance of the 12% convertible term loans originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants ranging from $1.50-$4.00 to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45. (The transaction was valued using the Black-Scholes Model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.51%, volatility 161% and expected term of five years).

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


         The following table summarizes information about stock options and warrants outstanding at September 30, 2006:


                   Warrants Outstanding                                              Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                         Weighted         Weighted                       Weighted
            Range of                 Number               Average          Average          Number        Average
            Exercise              Outstanding at         Remaining        Exercise      Exercisable at   Exercise
             Price             September 30, 2006       Contractual         Price     September 30, 2006   Price
        --------------           -----------------      -----------       --------    -----------------  ---------
       $   6.40 - 100.00               242,125          7.15 Years        $  12.46          242,125      $  12.46
       $   3.00 -   6.39               147,500          7.81 Years        $   3.34          147,500      $   3.34
       $    .76 -   2.99             1,599,000          5.25 Years        $   1.68        1,599,000      $   1.68
       $            0.45             7,959,459          3.33 Years        $   0.45        7,959,459      $   0.45
       $            0.20                 9,464          2.50 Years        $   0.20            9,464      $   0.20
                                     ---------                            --------        ---------      --------
                                     9,957,548                            $   0.98        9,957,548      $   0.98
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

         As additional consideration, the Company has agreed to compensate the private placement agent with a monthly payment amounting to LIBOR + 1.25% times $15,000,000, less the interest earned on the US Government bonds. This amount is payable until the funds and the shares are released from escrow. The Company estimates the aggregate payments under this arrangement to amount to $1,178,250 over the terms of the agreement. The Company has recorded a corresponding amount as accrual for placement agent fees at the date of issuance of shares, which was offset against additional paid-in capital. The balance of accrued expenses related to this transaction were $1,150,470 as of September 30, 2006 (see Note 17 - Accrued Expense-Salaries, Accrued Expense-Other).

         The Company adjusts quarterly the amount of the Subscription Receivable to reflect the variations in its stock price. Additionally, the Company discounts the Subscription Receivable to reflect the time value of money until it is entitled to receive the Subscription Receivable. At the date of issuance of the shares, the Company recorded a Subscription Receivable of $12,718,150, adjusted for a discount of $1,082,211. The Company used a discount rate of 3.66% at the date of issuance and a stock price of $0.92. At September 30, 2006, the Subscription Receivable amounted to $1,736,842, adjusted for a discount of $2,120,105. The Subscription Receivable at September 30, 2006 is based on a discount rate of 5.77% and a stock price of $0.11. The decrease in subscription receivable between the date of issuance and September 30, 2006, was originally recorded as an element of comprehensive income/(loss). This balance in the amount of $12,473,190 is now recorded in other income/(loss). As an initial entrance amount in the equity swap transaction, Cogent Capital Corp. has received 1,381,579 common shares of the Company (See Note 22 - Stockholders' Deficiency and Recapitalization).

NOTE 24 - RELATED PARTIES:
-------------------------

         The balance due to a corporate principal stockholder controlled by a Director at September 30, 2006 was $50,455 (See Note 13 - Loans Payable, Related Party).

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 25 - GOING CONCERN:
-----------------------

         As reflected in the accompanying consolidated financial statements, the Company, has a net loss in 2006 of $21,369,006, cash used in operations in 2006 of $1,704,034 and an accumulated deficit of $55,316,119 at September 30, 2006, stockholders' deficiency of $15,211,274 and a working capital deficit of $13,672,350 at September 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital and is continuing its acquisition plan. The Company believes that these actions provide it the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 26 - SUBSEQUENT EVENTS:
---------------------------

         In October 2006 the Company issued 950,000 shares of restricted common stock, valued at $0.09 per share, pursuant to the terms of a consulting agreement. The $85,000 will be recognized over the twelve month term of the agreement.


         The Company also issued 1,500,000 shares of restricted common stock, valued at $0.09 per share, pursuant to the terms of a consulting agreement. The $135,000 will be recognized over the seven month term of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this Quarterly Report.

OVERVIEW

We develop, market, sell and distribute new age beverage category products under our own trademarks, including gourmet sodas, fruit juices, fruit drinks and energy drinks. We are also a wholesale distributor of third party new age beverages, energy drinks, juices and non-carbonated sodas, specialty and nutritional drinks, vitamin waters and non-alcoholic beer. New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they are non-carbonated or tend to have less carbonation and are made from primarily natural ingredients. As a general rule, three criteria have been established for such a classification, including relatively new introductions to the market-place, a perception by consumers that consumption is healthful when compared to mainstream carbonated soft drinks and the use of natural ingredients and flavors in the products. This beneficial perception by consumers allows the soft drink industry to charge higher prices than those commanded by regular carbonated soft drinks. For this reason, new age beverages are sometimes referred to as value added beverages.

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

Results of Operations

                     Xstream Beverage Network & Subsidiaries
                             Statement of Operations
                 For the Nine Month Period Ending September 30,

                                         (Unaudited)       (Unaudited)      Increase       Increase
                                            Nine Month Period Ended        (Decrease)     (Decrease)
                                                 September 30,            2006 vs. 2005  2006 vs. 2005
                                            2006             2005                $             %
                                        ------------     ------------     ------------    -----------
Sales                                   $  8,132,201     $  8,114,044     $     18,157              0%
Cost of Goods Sold                         6,744,486        6,650,887           93,599              1%
                                        ------------     ------------     ------------    -----------
Gross Profit                               1,387,715        1,463,157          (75,442)            -5%

Expenses
Selling, General & Administrative          6,042,533        7,284,333       (1,241,800)           -17%
                                        ------------     ------------     ------------    -----------
Total Operating Expenses                   6,042,533        7,284,333       (1,241,800)           -17%

Income/(Loss) From Operations             (4,654,818)      (5,821,176)       1,166,358            -20%
Other Income/(Expense)
Other Income                                  28,200           19,621            8,579             NM
Interest Income                                   --          131,492         (131,492)            NM
Interest Expense                          (9,679,323)      (5,110,206)      (4,569,117)            89%
Change in Fair Value of Derivative         7,144,795       15,318,991       (8,174,196)           -53%
Settlement gain, (loss)                           --            8,741           (8,741)            NM
Other Expense                             (1,694,496)      (2,223,144)         528,648            -24%
Gain/(Loss) on Disp. of Fixed Assets         (40,174)              --          (40,174)            NM
Realized loss-transfer                   (12,473,190)              --      (12,473,190)            NM
                                        ------------     ------------     ------------    -----------
Total Other Income/(Expense)             (16,714,188)       8,145,495      (24,859,683)          -305%

Net Income / (Loss)                     $(21,369,006)    $  2,324,319     $(23,693,325)        -1,019%
                                        ============     ============     ============    ============
NM: Not Meaningful

Sales

Our sales comprise revenues related to the sale of beverage products. The increase in sales is attributable primarily to organic growth in one of our acquired distributors. Our sales increased less than one percent representing a net result from increases and decreases in sales among our various subsidiaries. Sales of proprietary brands to third party customers, by our parent Company "XBNI", increased by approximately $114,000. An increase in sales by our acquired subsidiary, Beverage Network of Maryland "BNMD" was approximately $519,000 which consisted of primarily third party brands. This increase was offset by a decrease in sales of our remaining distributors in S. Florida, Massachusetts, Connecticut and Hawaii that totaled approximately $615,000; this was attributable to insufficient working capital to purchase inventory for resale of third party brands during the nine months ending September 30, 2006. During the nine months ended September 30, 2006, distribution of third party brands represented approximately 99% of our sales and sales of our proprietary products represented approximately 1% of our sales. For the nine months ended September 30, 2005 sales of third party brands and sales of our proprietary products represented approximately 96% and approximately 4%, respectively, of our sales. The decline in proprietary brand sales was due do insufficient working capital for purchasing raw materials to manufacture these products. If we are able to continue implementing our acquisition strategy with additional acquisitions during the balance of fiscal 2006, of which there are no assurances, our sales would increase as a result of sales attributable to the acquired companies.

Cost of Goods Sold

Our cost of goods sold includes the cost of buying third-party beverage products as well the manufacturing costs of our proprietary brands and along with warehouse and distribution costs for all products sold. The cost of goods sold as a percentage of sales was approximately 83% and 82%, respectively, for the nine months ending September 30, 2006 and 2005. We anticipate that our cost of goods sold and related gross profit margins will remain relatively constant until such time, if ever, we are successful in increasing sales of our proprietary products, which carry higher gross profit margins.


Sales, General, and Administrative Expenses

Sales, general, and administrative expenses are comprised primarily of consulting fees, salaries and benefits of our sales and administrative staff, marketing programs and related sales expenses. The decrease in selling, general and administrative expenses during the nine months ending September 30, 2006 when compared to the same period during 2005, is primarily attributable to:


          * a decrease of approximately $220,000 in marketing and selling expenses in our in S. Florida, Massachusetts, Connecticut and Hawaii distributors due to insufficient working capital.

          * a decrease of approximately $824,000 in impairment of intangibles for the acquired goodwill as a result of the 2004 Master Distributors acquisition.

         * a decrease of approximately $1,250,000 for consulting, financial advisory and public relations firms. The decrease in such expenses is primarily due to the decline in executed agreements utilizing stock based compensation as compared to the same period in 2005. We anticipate that consulting fees will remain relatively constant for the remainder of the fiscal 2006.

         * a one-time, stock based expense in compensation attributable to shares issued to employees resulted in an increase of approximately $1,505,000. (See Below: Item 2-Unregistered Sales of Equity Securities and Use of Proceeds). This was offset by a decrease of approximately $330,000 in compensation expense. The number of employees was reduced during 2005 due to insufficient working capital and in our efforts to maximize the utilization of financial resources. We do not anticipate issuing additional shares to employees and that the cash component of our compensation expense will remain relatively constant during calendar year 2006, subject to increases should we acquire additional companies.

         * a decrease of approximately $105,000 in general overhead related to no operating activity in our S. Florida, Massachusetts, Connecticut and Hawaii distributors, due to insufficient working capital.

Other income/expenses


Interest Expense

Interest expense consists primarily of amortization of debt discount resulting from the issuance of both common stock and common stock purchase warrants as provisions contained within various debt instruments issued by us. The increase in interest expense during the period ending September 30, 2006 as compared to the comparable period in 2005 is attributable to the amortization of capital funding costs, debt issue costs and debt discount of $4.5 million. We anticipate that our interest expense may increase significantly during the remainder of fiscal year 2006 as the Company refinanced its outstanding $3 million senior secured convertible note with the Laurus Master Fund on March 31, 2006. The Company refinancing transaction resulted in the issuance of a $4 million revolving line of credit, a secured convertible promissory note for $2 million, and a $4 million secured non-convertible note. The notes mature March 31, 2009, bear interest subject to the current prime rate, and never less than nine percent per annum.

Change in Fair Value of Derivatives

The increase in other income-derivative liabilities during the period ending September 30, 2006 when compared to the comparable period in 2005 is attributable to a decrease in fair value of derivatives liabilities between measurement dates.

Other Expense

The net decrease in other expenses was primarily attributable to one-time stock based expenses of approximately $168,000; a default premium paid to Laurus Master Fund for the repayment of the senior secured convertible loan on March 31, 2006 in the amount of $692,000; a one-time expense of approximately $68,000 for costs associated with a potential acquisition; and a decrease of approximately $1,460,000 for original issue derivatives.


Realized Loss on Subscription Receivable

The realized loss on subscription receivable consists of losses on our investment from Cogent Capital for approximately $12.4 million during the nine months ended September 30, 2006; there was no comparable amount for the period ending September 30, 2005. The loss resulted from a decline in value of the our stock in 2005 and 2006, which was previously recorded as a separate element of comprehensive income.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ending September 30, 2006 was $(1,704,034) as compared to $(2,520,264) for the nine month period ending September 30, 2005 and includes the following:

     *    An increase of $23,693,425 in our net loss,

     * An increase of $34,834 in bad debt expense, that relates to our current assessment and ability to collect aged accounts receivable,

     *    A decrease of $5,815 in depreciation,

     * An increase of $187,728 in amortization of deferred consulting that relates to an stock based expenses attributable to consulting agreements entered into in both prior periods and during the nine month period ending September 30, 2006. These agreements provide for the issuance of shares of our common stock as consideration for services,

     * An increase of $65,231 in the fair value of derivative liabilities attributable to the Laurus Master Fund refinance that occurred on March 31, 2006,

     * An increase of $1,262,423 in amortization of debt discount and fees to interest expense relating to our outstanding debt instruments with the Laurus Master Fund including a $4,000,000 secured non-convertible note and a $2,000,000 secured convertible note; it also includes our Series B Convertible Preferred Stock and convertible term loans. In March 2006, the Company also retired the secured convertible note with the Laurus Master Fund and amortized the remaining balance of $1,375,000 in debt discount,

     * A decrease of $24,725 in amortization of intangibles, which are the acquired customer lists; 2005 and 2006 impairment adjustments reduced the monthly amortization basis,

     * An increase of $902,951 in amortization of capital funding costs attributable to the Laurus Master Fund $4,000,000 secured non-convertible note, $2,000,000 secured convertible note, the Series B Convertible Preferred Stock, and convertible term loans,

     * An increase of $119,333 in liquidated damages for the failure of the Company's Form SB-2 to be declared effective on a timely basis. These costs are payable to our Series B preferred shareholders and will continue through the remainder of 2006,

     * An increase of $166,281 in the default premium due to the Laurus Master Fund for the $3,000,000 secured convertible note that was refinanced on March 31, 2006,

     * An increase of stock based loan fees of $373,124 attributable to the issuance of shares of common stock according to provisions in certain debt instruments and to defer payments on certain debt instruments;

     * An increase in stock based expenses of $931,486, as the Company issued shares to employees and for service agreements in consideration of restricted common stock,

     * An increase of $8,174,196 in the change of the fair value of the derivative liability. This results from the issuance of warrants for services under contract agreements and warrants issued as a provision on certain convertible debt instruments,

     * An increase of $40,174 from as a loss on the disposition of fixed assets,

     * An increase of $12,473,190 from the transfer of the unrealized loss on the subscription receivable associated with the Cogent transaction,

     * A decrease of $824,211 in impairment expense of our customer lists and goodwill for acquired intangibles, which was due to a one-time write down of acquired goodwill for Beverage Network of Maryland,

     * A decrease of $48,284 in accounts receivable due to a decrease in sales in the S. Florida, New England and Hawaii operations,

     * A decrease of $327,372 in inventory due to a lack of sufficient working capital for purchases in the S. Florida, New England and Hawaii operations,

     * An increase of $220,177 in other current and non-current assets, primarily due to prepaid expenses and credits from vendors,

     *    An increase of $651,322 in accounts payable,

     *    An increase of $74,581 in accrued expenses,

     *    A decrease of $33,537 in other current and non-current liabilities.


Net cash provided from investing activities for the nine month period ending September 30, 2006 was $(3,221) as compared to $(19,009) for the nine month period ending September 30, 2005 and includes the following:

     *    An increase of $5,368 for the acquisition of equipment,

     * An increase of $10,420 from the proceeds included in the disposition of fixed assets.

Net cash provided by financing activities for the nine month period ending September 30, 2006 was $1,613,812 as compared to $2,642,972 for the nine month period ending September 30, 2005 and includes the following:

     * An increase of $5,981,513 from the proceeds of non-related party loans, primarily from the Laurus Master Fund and the convertible term loans,

     * An increase of $6,467,717 resulting from the repayment of non-related party loans, primarily to the Laurus Master Fund and convertible term loan holders,

     * An increase of $692,839 resulting from the repayment of a default premium to the Laurus Master Fund in the refinancing transaction that occurred on March 31, 2006,

     * A decrease of $418,594 in capitalized funding costs primarily attributable to the Laurus Master Fund $4,000,000 secured non-convertible note and the $2,000,000 secured convertible note,

     *    An increase of $46,960 in the cash overdraft liability,

     *    An increase of $50,100 from the proceeds of related party loans,

     * A decrease of $87,000 resulting from the repayment of related party loans,

     * A decrease of $452,771 in disbursement of restricted cash from the Laurus Master Fund.

We do not generate sufficient profit to pay our operating expenses. We have historically relied on funds from financing transactions to provide capital to pay our expenses and the terms of these transactions have resulted in significant non-cash expense to us during fiscal 2006 and fiscal 2005. In addition, the swap transaction entered into with Cogent Capital may never result in any capital for us notwithstanding the issuance of shares of our common stock which represented approximately 75% of our issued and outstanding common stock.

At September 30, 2006 we had no significant cash on hand and a working capital deficit of approximately $13.7 million. In addition to the foregoing, we have past due obligations and judgments of approximately $896,000. We restructured our secured promissory note to Laurus Master Fund, L.P. in March 2006, but this restructure only resulted in additional available working capital to us of approximately $259,000. In order to sustain our operations and grow our Company we will be required to raise significant additional capital. We do not presently have any firm commitments for any additional capital and our financial condition may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business and we may be forced to cease operations if we do not raise significant additional working capital in which event investors could lose their entire investment in our Company.

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

In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

On November 2, 2005 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission in which the Company made certain disclosures of triggering events that accelerated or increased a direct financial obligation of the Company, which disclosures were not made in a timely manner.

As a result of the untimely disclosure, the Company determined that there was a deficiency in its internal control over financial reporting as of July 1, 2005. In addition, during fiscal 2005, we restated our audited financial statements for fiscal 2004 as well as certain subsequent interim un-audited financial statements as a result of accounting errors. As a result of these accounting errors our Chief Executive Officer has previously determined that we have a material weakness in our internal controls. We do not have a Chief Financial Officer or other senior financial officer, nor do we have sufficient accounting staff that are properly trained in the applicable of generally accepted accounting principles. Based upon an evaluation by our Chief Executive Officer of the effectiveness of our disclosure controls and procedures as of the Evaluation Date, he has concluded that the Company needs the services of a properly qualified and adequately experienced Chief Financial Officer. The Company is actively seeking such services and as an interim measure, has sought the advice of suitably qualified consultants as the need has arisen. However, until such time as a properly qualified Chief Financial Officer is hired, and we have a sufficient number of properly trained accounting staff, we will continue to have material weaknesses in our internal controls.

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

In July 2006, the Company executed a six month consulting agreement for advisory services, commencing on July 18, 2006, in consideration of 400,000 shares of common stock upon execution of the agreement. The shares were valued at $0.35; the closing price on the date of grant. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

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

In August 2006, the Company executed a twelve month consulting agreement for Advisory services, in consideration of 1,000,000 shares of common stock upon execution of the agreement. The shares were valued at $0.16; the closing price on the date of grant. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

In August 2006, the Company executed a second twelve month consulting agreement for Advisory services, in consideration of 1,000,000 shares of common stock upon execution of the agreement. The shares were valued at $0.16; the closing price on the date of grant. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have a registered equity compensation plan for our directors or employees. However, on September 29, 2006, our Chairman recommended to the Board of Directors that a grant of 3,960,000 shares of or common stock be distributed as compensation among certain of our employees and directors in consideration of services rendered to the Company above and beyond the normal scope of their job responsibilities and for them forgoing payroll payments on numerous occasions since October 1, 2005. The board of directors voted to approve the Chairman's recommendation and the shares shall be distributed in accordance with the board resolution of September 29, 2006. The total number of shares issued was 3,960,000 with a market value of approximately $435,600. 1,100,000 shares of this total are granted to Mr. Ted Farnsworth a further 1,000,000 shares of the total granted to Mr. Jerry Pearring and 1,000,000 shares of the total to Mr. Barry Willson all of these individuals are directors of our Company. The remaining 860,000 shares were distributed to 5 of our employees.

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

Dated: November 20, 2006.