Form 10KSB
period 2006-12-31
XSTREAM BEVERAGE NETWORK, INC.
filed 2007-04-17
CIK 853833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to ________

                        Commission file number 333-30158A

                         XStream Beverage Network, Inc.
                         ------------------------------
                 (Name of small business issuer in its charter)

                  Nevada                                      05-0547629
                  ------                                      ----------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

       2 S. University Drive Suite 220
       Plantation, Florida                                       33324
       ------------------------------------                      -----
       (Address of principal executive offices)                (Zip Code)

Issuer's telephone number   954-473-0850

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class           Name of each exchange on which registered
       -------------------           -----------------------------------------
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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act YES [ ] NO [X]

      State issuer's revenues for its most recent fiscal year. $284,118 for the 12 months ended December 31, 2006.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price

      State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 31, 2007 56,511,900 shares of common stock are issued and outstanding.

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

      Transitional Small Business Disclosure Form (check one):  Yes [ ]  No [X]

       CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

       Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Part I - Item 1. Description of Business Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

       When used in this annual report, the terms the "Company," "we", "our", and "us" refers to the terms "XStream," " we," "our," and "us" refers to XStream Beverage Network, Inc., a Nevada corporation, and our subsidiaries.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         We develop, market, and sell new age beverage category natural sodas, fruit juices and energy drinks. Following our acquisition in April 2003 of Total Beverage Network, our focus was to build a network of small to medium sized beverage distribution businesses in the Eastern United States, with the goal of becoming a leading distributor of beverage products through multiple distribution channels. Between April 2003 and July 2004, we acquired additional beverage distribution companies together with a natural juice company and certain intellectual property rights related to other beverage names.

         Our business strategy was predicated upon our ability to raise sufficient working capital and acquisition funds concurrently with the expansion of our business. While we raised capital from time to time, much of the capital was in the form of debt and the amount of funding we received was not sufficient for our working capital needs. During 2006, we were unable to meet our funding requirements; consequently the Company was unable to execute its acquisition plan successfully, nor did we have sufficient capital to fund our ongoing operations and satisfy our debt obligations. In fiscal 2006, our distribution operations in New England were non operational and our Hawaii operation recorded some sales in the first quarter of fiscal year 2006 only, as we were unable to manufacture products in Hawaii through lack of working capital. We also believe that the increase in distribution costs, brought about by rising fuel prices, has disadvantaged smaller beverage distributors like us, that deliver to a larger number of smaller clients spread over relatively large sales territories. Since our acquisition of the assets of Master Distributors in July 2004, we have also lost some large third party beverages such as Hansen's Monster energy drink. One Pepsi Cola distributor, covering essentially the same geographical area as Master Distributors, was distributing the Rock Star brand energy drink. According to their distribution agreement for Rock Star, they were prohibited from distributing any competing brand of energy drinks. Subsequent to our acquisition of Master Distributors, the Coca Cola Company acquired the Rock Star brand and exercised their right to terminate the Rock Star distribution agreement with the Pepsi-Cola distributor. Hansen's then terminated the Master Distributor's agreement for the Monster brand of energy drinks to supply the Pepsi distributor in anticipation of obtaining a wider distribution network offered by Pepsi. Both of these events, which were beyond our control, adversely impacted our revenues.

         As a result of the lack of sufficient capital to fund our ongoing operations and following the sale of our Beverage Network of Maryland subsidiary in January 2007 as discussed later in this section which historically represented a significant portion of our revenues, we have adopted the sole business strategy to remain as developers and marketers of new age beverage category natural sodas, fruit juices and energy drinks. We will seek distribution of our proprietary brands to our target markets, through independent distributors and gain access to retail chains through direct negotiation for sales of our products with each chain at a national or semi-national level. However, as set forth elsewhere herein, we will need to raise additional capital to continue our business operations.

OUR MARKET SEGMENT

         Our activities are focused in the new age and alternative beverage segments of the beverage industry. New Age or alternative beverages are distinguished from mainstream carbonated soft drinks by two key factors: they tend to have less carbonation and are made from natural ingredients. As a general rule, three criteria have been established for such a classification:

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

OUR PROPRIETY PRODUCTS AND DISTRIBUTION ACTIVITIES

         Our proprietary brand portfolio is directed to consumers who prefer new age beverage products to traditional carbonated soft drinks such as Coca-Cola, Pepsi and 7-Up. Focusing in the New Age beverage category is an attractive strategy to us because it is a high-growth segment of the beverage industry. Industry research has proven that consumers will pay, and do pay, more for these products, than carbonated soft drinks.

         During fiscal 2006 and 2005, sales of our proprietary brands represented 24% and 25%, respectively, while third party brands represented 76% and 75%, respectively, for the same fiscal periods.

         Currently, our proprietary products include:

YOHIMBE ENERGY DRINK      Yohimbe Energy Drink is an energy drink similar in
                          taste and appearance to the market leader, Red Bull,
                          which is sold in 250ml cans.  The principal point of
                          difference is the addition of extract of "yohimbe", a
                          botanical believed to be associated with improved
                          blood supply to the muscles and a positive impact on
                          human libido.   Sales of Yohimbe Energy Drink
                          represented less than 1% and 1% of our total revenues for the fiscal years ended December 31, 2006 and 2005, respectively.

CHINESE ROCKET FUEL       Launched in the first quarter of 2005, Chinese Rocket
                          Fuel is also an energy drink that is similar in taste and appearance to the market leader, Red Bull. The principal point of difference is the addition of extracts of Chinese herbs including Panax Ginseng and Schizandra. Unlike Red Bull and Yohimbe, Chinese
                          Rocket Fuel is sold in 16 fl. oz. (476 mls) cans and competes in this segment with energy drink brands such as Hansen's Monster and Coca Cola's Rock Star. Sales of Chinese Rocket Fuel represented less than 24% and 25% of our total revenues for the fiscal years ended
                          December 31, 2006 and 2005, respectively.

MAUI JUICE COMPANY        The products, which were launched in June 2005,
                          included a line of natural juices and juice blends that contained no artificial ingredients, preservatives or added color. The product range was only available in Hawaii and included seven traditional Maui Juice flavor varieties. There were no sales of Maui Juice products represented in our revenues for the fiscal years ended December 31, 2006 and 2005. With no product manufactured as of April
                          2006, we closed our Maui, Hawaii based plant for the manufacture of the Maui Juice Company products because we did not have sufficient working capital to purchase raw materials or to make the monthly lease payments for the facility. The nominal sales between January and April, 2006 were recorded as a part of discontinued operations. We will not seek to re-introduce these products into the Hawaiian market in the foreseeable future. Instead, we have satisfactorily concluded the development of a shelf stable range of Maui Juice Company branded juice products for sale in the mainland United States.
                          Subject to the availability of sufficient working capital, we intend to produce these products using third party contract manufacturer facilities and launch them sequentially in the major markets of the mainland U.S. However, this will require additional funds to execute this objective and at this time, we do not have concrete plans to raise these necessary.

SQUEEZE Squeeze is a line of traditional carbonated soft drinks, sometimes referred to as "Gourmet Sodas" that are sweetened with cane sugar and have natural flavor systems. This line of seven flavor varieties is sold in "Old Fashioned" 12 ounce glass bottles. We did not have sufficient working capital to produce and distribute the Squeeze Soda brand products during fiscal 2006 and 2005.

         The primary focus of our distribution effort will be through direct sales to larger retailers, such as grocery stores and warehouse clubs (i.e., BJ's Wholesale or Costco), and wholesalers will become more critical to our continued market penetration.

SEASONALITY

         Sales of ready-to-drink beverages are somewhat seasonal; however, we do not expect this seasonality to have a material effect of our revenue stream going forward, as, subject to the availability of sufficient working capital, we intend to seek to build the distribution coverage of our brands and products and enter new markets which we believe could alleviate seasonal variations in revenue streams.

PRODUCT MANUFACTURING

         We rely on third party manufacturers to produce our Yohimbe, Chinese Rocket Fuel and Squeeze branded products. The third party manufacturers use our proprietary formulations and flavor ingredients in the production of our products. At the time of production, one of our chemists observes the product manufacture and production run, tests the finished beverage product and the package integrity.

         In the case of unique flavor ingredients, we obtain the raw materials for the manufacture of our products from several sources and arrange for the direct delivery of these raw materials to the third-party manufacturer. For raw materials commonly used in the manufacture of beverages similar to our products, such as sugar and citric acid, we obtain these directly from the third party manufacturers to take advantage of cost savings available through bulk purchases by the third party manufacturer. We normally pre-pay for the manufacture and for the packaging materials. We own the finished inventory which is shipped to distribution centers upon completion.

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

NEW PRODUCT DEVELOPMENT PROGRAM AND RESEARCH AND DEVELOPMENT

         The New Age beverage category growth is largely sustained by the constant addition of new products, brands and brand extensions. An integral part of our strategy is to develop and introduce innovative products and packages. The development time from the inception of the concept through product development and testing to the manufacture and sale of the finished product, is typically several months. Consumer research dictates what new product concepts advance to the final stage of being produced for resale. To the extent that the Company obtains sufficient capital, we intend to more actively pursue the research and development, manufacture and distribution of our existing proprietary brands along with new beverage products in fiscal 2007. During fiscal 2006, we curtailed our research and development project to formulate new Maui Juice brand shelf stable products which we intend to introduce on the U.S. mainland in 2007. For the fiscal years ended December 31, 2006 and 2005 we spent $24,185 and $51,541, respectively, on research and development activities. We are unable to predict, at this time, what our research and development expenses will be for fiscal 2007.

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

         On March 1, 2004 our wholly owned subsidiary, Beverage Network of Hawaii, Inc., acquired substantially all of the assets and assumed certain liabilities of Pacific Rim Natural Juice Company, Inc. Through this acquisition, we acquired all of the production assets and personnel used in the manufacture of Maui Juice Company products. We were also able to transfer the lease the factory used in the manufacture. As consideration we issued the seller 12,500 shares of our common stock and advanced them $15,500. We valued the transactions at $45,500.

         Also on March 1, 2004 our wholly owned subsidiary, Xstream Brands, entered into an Assignment of Trademark with The Maui Juice Company, Inc. for the assignment of all of its rights and interests in the trademark "Maui Juice Company", including all variations thereof such as any spelling, formatives, phonetic variations and stylized designs of the same and all goodwill associated therewith. Maui Juice Company's products contain interesting blends of unusual natural ingredients such as noni, spirulina and aloe. They also bring with them a Hawaiian heritage which we believe is a valuable marketing asset for our future business in the U.S. mainland with this brand. As consideration we agreed to pay The Maui Juice Company, Inc. $300,000 to be paid under the terms of the assignment agreement. On January 25, 2006, we received a Civil Action Summons from the Mr. Lawrence Lassek for breach of contract, for our failure to pay certain installment payments under the terms of the Purchase and Sale Agreement with Maui Juice Company in the amount of $30,000. Although we agreed on a settlement with Mr. Lassek's attorneys, we have not been able to abide by a payment arrangement due to insufficient operating capital during fiscal 2006 and 2005. We do not know what action, if any, Mr. Lassek will take at this time

         On March 16, 2004 our wholly owned subsidiary, Beverage Network of Massachusetts, acquired substantially all of the assets and assumed certain liabilities of Ayer Beverages, Inc. The general manager of Ayer Beverages has signed a three year agreement with us to act as vice president of our New England operations. We believe that Ayer Beverages' business also provides us with an important foothold in Massachusetts from which we have been able to open a new warehouse and business in the Boston-metropolitan area. Under the terms of the purchase agreement, as consideration we issued 20,000 shares of our common stock valued at $48,000 and $200,000 in cash.

         Effective July 1, 2004, we purchased the assets of Master Distributors, Inc., d/b/a Atlantic Beverage Co., which included inventory, accounts receivable, office furniture, the rights to the products marketed by Atlantic Beverage and all rights to the operational business of Atlantic Beverage. The Atlantic Beverage business services the Washington DC, Northern Virginia and Baltimore, Maryland areas with a wide range of beverage products including Welch's and Hanson's products, products which we also distribute in our New England operations. Mr. Morris Stoddard, the former General Manager of Master Beverages, Inc., has signed a five year contract with us to oversee the management and growth of our Mid-Atlantic states' business and to act as an Advisory Director to our Board of Directors.

         As consideration for the purchase of the assets of Atlantic Beverage we issued 96,154 shares of our common stock and $570,000 in cash which was delivered at closing, with an additional $554,648 in cash due by September 9, 2004, together with a secured convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum and a separate $250,000 payment to be made in 12 equal weekly installments pursuant to the terms of the purchase agreement. The note is collateralized by the assets acquired, subject to the first position interest of Laurus Master Fund, L.P. The holder of the secured convertible promissory note may, at his option, elected to receive shares of our common stock valued at $5.20 per share in lieu of cash payments, with the minimum conversion amount being $25,000. As of March 15, 2005 we still owed Master Distributors, Inc. a portion of the cash payment which was due on September 9, 2004, as well as certain amounts under the secured convertible promissory note. In January 2005 Master Distributors, Inc. agreed to defer those amounts, and Mr. Stoddard agreed to defer amounts due him under his employment agreement, until April 14, 2005. As consideration for these deferments, we issued or agreed to issue to Mr. Stoddard and his assigns an aggregate of 390,000 shares of common stock valued at $660,000. September 2005 we received a notice form default from the principal shareholder of Master Distributors, Inc. At December 31, 2006 the balance due to Master Distributors is $2,069,706. As describe below, this obligation is being assumed by Global Beverage in conjunction with our sale of Beverage Network of Maryland to that entity.

DISCONTINUED OPERATIONS

         On February 23, 2007, the Company completed the sale of its wholly owned subsidiary, Beverage Network of Maryland, Inc., to Global Beverage Solutions, Inc. ("Global Beverage"). The operations of Beverage Network of Maryland, Inc. were comprised of the Master Distributor assets we acquired in July 2004 as described above. Under the terms of the Agreement and Plan of Merger, as amended, Beverage Network of Maryland, Inc. was merged into a wholly owned subsidiary of Global Beverage.

         As consideration, the Company received 60,500,000 shares of Global Beverage's common stock and a $2 million principal amount secured promissory note maturing on March 31, 2011. The note, as amended, bears interest at 6% per annum and is collateralized by a blanket security interest in Global Beverage's assets under the terms of a Master Security Agreement, guaranteed by the Beverage Network of Maryland subsidiary (after consummation of the merger) and a pledge to us of the stock of Global Merger Corp., the Global Beverage subsidiary which was merged into Beverage Network of Maryland at closing, and the stock of

Beverage Network of Maryland, both pursuant to a Stock Pledge Agreement. The payment terms of the note, as amended, provide:

         o we received $229,000 at the closing of the transaction as a reduction in principal;
         o we were entitled to receive 40% of any cash proceeds received by Global Beverage from an offering it conducted which resulted in an additional $463,796 principal reduction;
         o we are to receive a minimum of $25,000 per month against the outstanding principal and interest due under the note, commencing September 1, 2007; and
         o if Global Beverage raises any additional equity capital we are entitled to receive payments towards the note in an amount equal to 35% of the net proceeds received by Global Beverage in such equity raise.

         The note also includes a provision whereby Global Beverage may prepay the note in whole, or in part at any time, with accrued interest to the date of prepayment. In the event of default (as defined in the note), the interest rate increases to 10%.

         Global Beverage has agreed to file a registration statement with the Securities and Exchange Commission to register for resale the 60,500,000 shares of its common stock issued to us as partial consideration, which represented approximately 49% of its outstanding common stock at the closing of the transaction. In connection with the sale of Beverage Network of Maryland to Global Beverage, Master Distributors, Inc. received from Global Beverage a secured convertible promissory note in the amount of $2,000,000 and other consideration as a novation for the initial promissory note in the same amount issued by the Company on July 1, 2004 as part of the initial acquisition by the Company of the asset of Master Distributors. The Company is in the process of obtaining its original promissory note and formal confirmation of the novation of that obligation.

         Under the terms of our loan agreements with Laurus Master Fund, Ltd., we have granted Laurus Master Fund a blanket security interest in all of our assets and pledge the stock of our subsidiary corporations as collateral. The stock and assets of our Beverage Network of Maryland subsidiary remain subject to these terms. We have orally advised Laurus Master Fund of the closing of the sale of Beverage Network of Maryland to Global Beverage and we will seek to cause Laurus Master Fund to execute such releases as are necessary so that the asset and stock of Beverage Network of Maryland is released from the collateral position to the benefit of Laurus Master Fund.

         Following the closing, the agreement required Global Beverage to take the necessary actions to provide that its board of directors was to be comprised of four members, including Messrs. Farnsworth and Pearring, officers and directors of our company as well as a third director to be designed by our company. On February 23, 2007, Mr. Pearring was appointed to Global Beverage's board of directors and simultaneous therewith he resigned as our President and member of Board of Directors was became Chief Executive Officer of Global Beverage. The terms of the agreement also provided that Mr. Farnsworth was to enter into a consulting agreement with Global Beverage. As of the date of this annual report Mr. Farnsworth has neither joined the Board of Directors of Global Beverage nor has he entered into a consulting agreement with that company and he has no plans to undertake either obligation at the present time.

         Since our acquisition of the Master Distributor assets in July 2004, the operations of Beverage Network of Maryland have represented a significant portion of our revenues. For fiscal 2006 it reported revenues of $9,758,679 and a net loss of $148,526 as compared to revenues of $9,387,275 and a net loss of $921,974 for fiscal 2005. These figures are a component of those described in the financial statements appearing later in this annual report, and are included in loss on discontinued operations.

         In the future we may seek to establish a distribution relationship with Global Beverage, however, any further relationship between us and Global Beverages, including the future distribution of our products by Global Beverages, will be subject to the existing terms and conditions that we employ with current customers/distributors.

COMPETITION

         We seek to compete in a market segment that continues to reflect strong growth and is projected to sustain strong growth through at least 2010. There are a growing number of new age and traditional beverages from the three global beverage companies, along with brands owned by virtual brand owners like Hansen's (makers of "Monster" Energy Drink). The carbonated soft drink category remains the largest single category. However, consumers are increasingly turning away from carbonated beverages and focusing on New Age drinks. This category of beverage includes single-serve fruit beverages, sports beverages such as Gatorade and Power Aide, energy drinks such as Red Bull, bottled water, premium soda, nutrient enhanced drinks, ready to drink coffees and teas, packaged juices, smoothies, and vegetable/fruit blends.

         According to a special report on functional and healthful beverages, published by Beverage Industry Magazine in February 2007, consumers who have tried new beverage products are most influenced by claims of "sugar free/no sugar added" and "all natural". Important motivators affecting the decision to purchase new beverages are claims for vitamin enrichment, diet, and antioxidants. It is within this sub-segment that we will be focusing our immediate plans for new products.

         Within the new age segment, "better for you" and functional beverage categories are winning favor with consumers. According to a 2007 report by Euromonitor International,(Chicago) sales of "better for you" and functional beverages reached approximately $40 billion in 2005 with that number expected to reach $46.3 billion in 2007 and more than $53.9 billion by 2010. The Euromonitor report is further supported by a 2007 report published by Information Resources Inc., (Chicago) entitled `2006 CPG Year in Review" in which it states that beverage sales in 2006 were led by beverages offering health and welfare benefits, including ready to drink teas, bottled water and sports drinks; organic and functional foods and beverages also continue to increase in sales.

-----------------------------------------------------------------
Fortified and "Better-For-You" Beverage Sales (in millions)
-----------------------------------------------------------------
Category                        2005     Forecasted   Forecasted
                                            2007         2010
-----------------------------------------------------------------
Carbonates -
Fortified/functional          $    79.9   $   207.9     $   351.1
-----------------------------------------------------------------
Fruit/vegetable juice -
Fortified/functional          $ 2,413.3   $ 2,452.1     $ 2,460.7
-----------------------------------------------------------------
Sports drinks -
Fortified/functional          $ 6,657.2   $ 7,894       $ 9,507.7
-----------------------------------------------------------------
Energy drinks -
Fortified/functional          $ 2,281.8   $ 2,899.4     $ 3,043.4
-----------------------------------------------------------------
Elixirs -
Fortified/functional          $   615     $   665.6     $   730.6
-----------------------------------------------------------------
Bottled water -
Fortified/functional          $   760     $ 1,247.5     $ 1,639.2
-----------------------------------------------------------------
RTD tea -
Fortified/functional          $   264     $   341.4     $   420.1
-----------------------------------------------------------------
Soft drinks -
"Better for you"              $13,402.6   $15,323.2     $17,931.2
-----------------------------------------------------------------
Carbonates -
"Better for you"              $11,681.1   $13,158.5     $15,415.6
-----------------------------------------------------------------
Fruit/vegetable juice -
"Better for you"              $   166.4   $   189.3     $   212.8
-----------------------------------------------------------------
Bottled water -
"Better for you"              $   348.9   $   612.1     $   811.5
-----------------------------------------------------------------
Concentrates -
"Better for you"              $   315.8   $   321.2     $   315.6
-----------------------------------------------------------------
RTD tea - "Better for you"    $   872     $ 1,022.4     $ 1,155.6
-----------------------------------------------------------------
Source: Euromonitor International 2007
-----------------------------------------------------------------

         We will face significant competition from other companies. Most of these companies have greater brand recognition, established distribution channels, longer operating histories and are better capitalized than our company. There are no assurances that we will ever effectively compete in our target market segment.

GOVERNMENTAL REGULATION

         FDA

         The Food and Drug Administration ("FDA") issues rules and regulations for the beverage industry including, but not limited to, the labeling and formulary ingredients of beverage products. Beverage Manufacturers are also subject to various state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, and labeling. We utilize the services of a contract manufacturer to product our products. We have been advised by our contract manufacturer that it is in material compliance with all applicable federal and state rules and regulations, and our contract manufacturer's facility has been approved by the FDA. Our labeling and the formulation of our products is also in material compliance with all applicable rules and regulations. Regulatory guidelines, however, are constantly changing and there can be no assurance that either our product or our third party manufacturers will be able to comply with ongoing government regulations.

         While we do not have direct control over the operations of the contract manufacturers that we may use to produce our products, our contract manufacturer makes available to us all material information and requirements resulting from inspections of the facility by various regulatory agencies.

         Investment Company Act of 1940

         U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act of 1940. While we do not believe our company is an "investment company" within the scope of the Investment Company Act of 1940, by virtue of the percentage of the value of Global Business Solutions' securities that we hold following the sale of our Beverage Network of Maryland subsidiary under certain circumstances we could be subject to the provisions of the Investment Company Act of 1940.

         Because Investment Company Act regulation is, for the most part, inconsistent with our core business of marketing and selling proprietary brands of new age beverages, we cannot feasibly operate our business as a registered investment company. Our board of directors has adopted a resolution stating that it is not our intent to become subject to the Investment Company Act of 1940 and authorizing our officers to take such actions as are necessary, including the periodic liquidation of any marketable equity securities we may own to reduce those holdings below the threshold level as prescribed by the Investment Company Act of 1940. If we are deemed to be, and are required to register as, an investment company, we will be forced to comply with substantive requirements under the Investment Company Act of 1940, including:

         o        limitations on our ability to borrow;
         o        limitations on our capital structure;

         o restrictions on acquisitions of interests in associated companies;
         o        prohibitions on transactions with affiliates;
         o        restrictions on specific investments; and
         o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

INTELLECTUAL PROPERTY

         We rely on common law rights to our trademarks "Maui Juice Company" and "Squeeze." The common law rights protect the use of these marks used to identify our products. Our earlier application for a trademark of the name "Yohimbe Energy Drink" was cancelled because Yohimbe is the botanical name of an African shrub and as such, cannot be subject to trademark. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trade names will have a material adverse effect on our business, results of operations and financial condition. We also rely on trade secrets and proprietary know how, and employ various methods, to protect our concepts. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar "know how", or obtain access to our "know how" and concepts. There can be no assurance that we will be able to adequately protect our trade secrets. Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology that we rely upon to conduct our business.

EMPLOYEES

         We currently have approximately four employees. None of our employees are covered by a collective bargaining agreement nor are they represented by a labor union. We consider our employee relations to be good.

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

THE RECENT SALE OF OUR BEVERAGE NETWORK OF MARYLAND SUBSIDIARY HAS HAD A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL STATEMENTS.

         As described elsewhere herein, subsequent to December 31, 2006 we closed the sale of our Beverage Network of Maryland subsidiary to Global Beverage Solutions, Inc. Under generally accepted accounting principles our financial statements for fiscal 2006 and fiscal 2005 which are included elsewhere in this annual report give effect to such sale. See Note 22 - Discontinued Operations of the Notes to Consolidated Financial Statements appearing later in this annual report. Revenues from Beverage Network of Maryland represented approximately 97% and approximately 91% of our total sales for fiscal 2006 and fiscal 2005, respectively, before the effects of these discontinued operations were applied to our financial statements, while operating expenses related to this subsidiary represented approximately 25% and approximately 27%, respectively, of our total operating expenses for fiscal 2006 and fiscal 2005. Included in the total operating expenses for fiscal 2005 related to this subsidiary was a one-time impairment expense of $890,000 which represented approximately 31% of the total operating expenses related to Beverage Network of Maryland's operations. While the sale of our Beverage Network of Maryland subsidiary has had the affect of substantially decreasing our sales, the resulting decrease in our operating expenses was not proportionate to the loss of revenues and it is not likely that the sale of this subsidiary will improve our ability to reduce our loss from operations absent a significant increase in sales of our propriety brands. As we do not have sufficient capital to fund a marketing campaign in an effort to increase consumer demand for our propriety products, we do not anticipate any significant increase in sales of our propriety products in the foreseeable future. Accordingly, we may be forced to cease operations.

WE HAVE A HISTORY OF LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN. AS A RESULT, YOU COULD LOSE YOUR ENTIRE INVESTMENT IN OUR COMPANY.

         For the fiscal year ended December 31, 2006 we reported a net loss from continuing operations of $25,659,423 as compared to a net income from continuing operations of $310,408 for the fiscal year ended December 31, 2005. Our cash used in continuing operating activities was $2,569,317 and $2,520,917 for fiscal 2006 and fiscal 2005, respectively. At December 31, 2006 we had cash on hand of approximately $1,300 and a working capital deficit of $14,615,352. Our revenue is not sufficient to sustain our operations and we are in default under a number of obligations. The independent auditor's report for the fiscal year ended December 31, 2006 on our financial statements includes an explanatory paragraph to their audit opinion stating that our net losses, accumulated deficit and working capital deficit raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We need to raise additional working capital in order to continue our operations and satisfy our current and future obligations. Although we have access up to a maximum of $4 million dollars from our line of credit with Laurus Master Fund, of which approximately $1,030,000 was outstanding at December 31, 2006, we are unable to draw funds at this time. The borrowing availability is based on a formula derived from our accounts receivable and inventory; we do not have an adequate borrowing base at this time. If we are not successful in securing additional working capital or restructuring current debt instruments, we may be required to cease operations.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL AS NEEDED, OUR CONTINUED OPERATIONS WILL BE ADVERSELY AFFECTED AND OUR ABILITY TO CONTINUED OUR BUSINESS AND OPERATIONS WILL BE ADVERSELY AFFECTED.

         Historically, our operations have been financed primarily through the issuance of equity and debt. Because we have a history of losses and our operations are not sufficient to pay our operating expenses, we are dependent on our continued ability to raise working capital through the issuance of equity or debt to fund our present operations. We do not presently have any commitments to provide capital to our company. Because we are past due in a number of obligations, we recently sold our principal subsidiary and our remaining assets serve as collateral under existing obligations, we do not know if we will be able to raise additional capital as needed. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. If we are unable to raise additional working capital as needed, our ability to continue our current business will be adversely affected and may be forced to cease operations.

WE ARE SUBJECT TO A NUMBER OF PAST DUE OBLIGATIONS AND JUDGMENTS, AS WELL AS UNPAID PAYROLL TAXES. OUR CONTINUING INABILITY TO SATISFY THESE OBLIGATIONS COULD RESULT IN SIGNIFICANT ADDITIONAL DAMAGES AND LEGAL FEES AND MAY PREVENT US FROM CONTINUING AS A GOING CONCERN.

         At December 31, 2006 our current liabilities totaled $17.7 million, which includes certain non-cash expenses related to our financings or liabilities which have been restructured subsequent to December 31, 2005. Included in the current liabilities at December 31, 2006, however, is approximately $12.4 million of liabilities which are past due. Included in this amount are litigation judgments against our company representing approximately $981,000 due for payroll taxes and amounts related to notes we have issued for acquisitions or financing transactions. We do not presently have sufficient capital to satisfy these obligations including obligations to the IRS for payroll taxes we paid but which were not remitted by a payroll service provider. Although we were granted a judgment against the payroll service provider in the amount of $679,466, we have remaining balance due the I.R.S. of $350,986 regarding the payment of these taxes. If we are unable to make satisfactory arrangements with the I.R.S. related to these taxes, we could be subject to liens on our assets as well as significant penalties. While the other portions of these obligations are unsecured, other than a pledge of certain shares of our common stock, we may be required to use any working capital we might be able to raise to litigate these matters which will reduce the amount of capital we have available to fund our ongoing operations.

AS A RESULT OF THE SALE OF BEVERAGE NETWORK OF MARYLAND WE NOW OWN APPROXIMATELY 49% OF THE OUTSTANDING COMMON STOCK OF GLOBAL BEVERAGE SOLUTIONS. OUR HOLDINGS IN THAT COMPANY COULD MAKE US SUBJECT TO THE INVESTMENT COMPANY ACT OF 1940 IF WE ARE NOT ABLE TO LIQUIDATE SUCH SECURITIES ON A TIMELY BASIS.

         Following the sale of our Beverage Network of Maryland subsidiary to Global Beverage Solutions a significant portion of our assets are securities of Global Beverage Solutions. In order not to be subject to the Investment Company Act we will need to significantly reduce our holdings in Global Beverage Solutions during the 12 months following the closing of the transaction to a level which is permissible under the Investment Company Act. The shares of common stock we received as partial consideration are "restricted" securities and not freely saleable absent an effective registration statement under the Securities Act of 1933. While one of the terms of the Agreement and Plan of Merger is the requirement that Global Beverage Solutions file a registration statement with the SEC and cause it to become effective within six months from the closing date, there are no assurances that such a registration statement, if filed, will ever be declared effective by the SEC. Even if the shares of common stock we received as partial consideration are covered by an effective registration statement in the future, there are no assurances we will be able to sell a sufficient number of shares of Global Beverage Solutions' common stock to reduce our holdings to below the permissible level so as not to be considered an "investment company." Global Beverage Solutions' stock is quoted in the over the counter market on the OTCBB and is not listed on an exchange. Notwithstanding that there has historically been some liquidity in its market, it is likely that our significant ownership position in that company will adversely impact the market for Global Beverage Solutions' common stock at such time as we are able to begin to liquidate our position. If we are unable to reduce our holdings to a permissible level within the 12 months following the closing of the transaction, our ability to continue our operations as they are presently conducted could be in jeopardy.

OUR HOLDINGS IN GLOBAL BEVERAGE SOLUTIONS WILL MATERIALLY IMPACT OUR RESULTS OF OPERATIONS IN FUTURE PERIODS. WE CANNOT PREDICT THE AMOUNT OF FUNDS WE WILL RECEIVE FROM THESE SECURITIES IN THE FUTURE.

         On the closing date the sale of Global Beverage Solutions we received 60,500,000 shares as partial consideration for the sale of our Beverage Network of Maryland subsidiary. The shares were valued at approximately $0.32 based upon the then fair market value of the shares. Under generally accepted accounting principles we will be required to "mark to market" the value of these securities on a quarterly basis. Any fluctuation in the value of these securities will result in non-cash gains or losses, until such time as we sell the securities, which could materially impact our results of operations in future periods. At such time as we are able to sell a portion of these securities, we will also recognize a gain or loss on the sale, depending upon the carrying value of the securities at the time of sale. It is possible that these gains or losses could also materially impact our results of operations in future periods. Finally, we cannot predict the ultimate proceeds we will receive from the sale of all or any portion of these securities and there are no assurances such proceeds will equal or exceed our carrying value.

OUR ASSETS SERVE AS COLLATERAL UNDER THREE OUTSTANDING SECURED TERM NOTES. IF WE WERE TO DEFAULT ON OUR OBLIGATIONS UNDER THESE NOTES LAURUS MASTER FUND, L.P. COULD FORECLOSE ON OUR ASSETS WHICH WOULD PREVENT US FROM CONDUCTING OUR BUSINESS IN THE FUTURE AND WOULD CAUSE US TO CEASE OPERATIONS.

         In April 2006 we entered into a financing agreement with Laurus Master Fund, Ltd. pursuant to the terms of a secured convertible term note in the principal amount of $2,000,000, and two, non convertible three year term notes each in the principal amount of $4,000,000. The notes are collateralized by a blanket security interest in our assets and a pledge of the stock of our subsidiaries. While as a condition of the restructure of our obligations to Laurus Master Fund, L.P. in April 2006 the existing past due obligations will not constitute future events of default, if we should default under the repayment provisions of the secured convertible term note, or otherwise permit an event of default to occur under the note agreement, the note holder could seek to foreclose on our primary assets in an effort to seek repayment under the note. If the note holder was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

CERTAIN OF THE FINANCING TRANSACTIONS WE HAVE ENTERED INTO PROVIDE FOR THE PAYMENT OF LIQUIDATED DAMAGES IF WE DO NOT REGISTER THE UNDERLYING SHARES OF COMMON STOCK ON A TIMELY BASIS.

         At December 31, 2006 we have recorded liabilities of approximately $294,000 related to penalties for failure to timely register shares of our common stock which are underlying various financing transactions we entered into in fiscal 2004 and fiscal 2005. These liquidated damages will continue to accrue until such time as we satisfy the registration obligation. We do not currently have a registration statement pending covering any of these securities and we are unable to predict at this time when, or if, we will satisfy these registration obligations. As a result, we are unable estimate the amount of additional liquidation damages for which we will be obligated; this amount may be significant.

WE MAY RECEIVE NO ECONOMIC BENEFIT FROM THE SWAP TRANSACTION WITH COGENT CAPITAL CORP. AND THE INSTITUTIONAL INVESTORS WHICH INCREASED OUR ISSUED AND OUTSTANDING COMMON STOCK BY APPROXIMATELY 75%.

         Under the terms of the swap transaction we entered into in June 2005, we issued 19,736,848 shares of our common stock in exchange for $15 million of U.S. government bonds which represented a 20% discount to the fair market value of our common stock at the time we issued the shares. These shares represented approximately 75% of our issued and outstanding common stock at that time. The bonds and a portion of the shares were placed in escrow pending the satisfaction of certain conditions. While we did not receive any immediate economic benefit from the transaction, the amount of funds we may ultimately receive from this swap transaction is, unknown and it is possible that we will not receive any proceeds from these bonds. In addition, there is no provision for the return of any of the shares of our common stock we issued at the time of the transaction if we do not receive the $15 million represented by the face amount of the bonds or reacquire the shares through exercise of an option. Finally, while the bonds remain in escrow we are required to pay interest on the $15,000,000 which adversely affects our cash flow.

CERTAIN OF OUR OUTSTANDING SECURITIES ARE CONSIDERED DERIVATIVE LIABILITIES. WE HAVE RECOGNIZED NON-CASH INCOME AND LOSSES IN FISCAL 2006 AND FISCAL 2005 WHICH HAVE HAD A MATERIAL EFFECT ON OUR FINANCIAL STATEMENTS.

         The terms of various financings we have entered into in fiscal 2004 and 2005 contains terms which are considered embedded conversion features pursuant to EITF Issue No. 00-19. Additionally, because there is no explicit number of shares that are to be delivered under the terms of certain of these financings, at December 31, 2006 we were unable to assert that we had sufficient authorized and unissued shares to settle such features. Accordingly, all of our previously issued and outstanding instruments, such as warrants and options issued to non-employees pursuant to rendered services as well as those issued in the future, would be classified as liabilities, effective with the granting of the subsequent financing conversion reset feature. As described in Note 18 to the financial statements for the years ended December 31, 2006 and 2005 which are included elsewhere in this annual report, the application of EITF Issue No. 00-19 on our financial statements for fiscal 2006 and 2005, resulted in other income in the amount of $5,384,125 and $16,383,621, respectively. While this income is a result of non-cash transactions, in each of the years the application of the accounting standard had a significant impact on our net loss, through a reduction in our net loss, of $5,384,125 and $16,383,621 for fiscal year 2006 and 2005, respectively. In addition, at December 31, 2006 our balance sheet reflects a current liability of $2,426,278 related to the derivative liability. This derivative liability has materially adversely impacted our working capital. While we cannot predict the impact of this accounting standard on our financial statement in future periods as the income/expense calculation is based upon a current market value of our common stock, it is likely that it will have similar impacts on our financial statement in future periods.

THERE ARE NO ASSURANCES WE WILL EVER BE SUCCESSFUL IN ESTABLISHING A MARKET FOR OUR PROPRIETARY BRANDS. THE LACK OF ANY SIGNIFICANT MARKET IN FUTURE PERIODS WILL ADVERSELY EFFECT OUR ABILITY TO INCREASE OUR REVENUES AND OUR MARGINS.

         The main element of our business model is the expansion of the distribution of our propriety brands. However, we may not be able to find suitable distributors in all of the markets in which we have projected sales and distribution. We also face significant competition from other new age beverage companies, the majority of which have greater brand recognition, a longer operating history and greater financial resources than we do. We cannot assure you that we will ever be successful in developing a meaningful market for our propriety brands. Our inability to create demand in the marketplace for our propriety products may prevent us, in future periods, from increasing our revenues from sales attributable to those propriety products.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

THE CONVERSION OF THE SECURED CONVERTIBLE TERM NOTE, EXERCISE OF WARRANTS AND THE CONVERSION OF SHARES OF OUR PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         At March 31, 2007 we had:

         *        52,170,800 shares of common stock issued and outstanding,

         * warrants to purchase a total of 9,955,423 shares of our common stock with exercise prices ranging from $0.20 to $100.00 per share,

         * 200,000 shares of Series A Cumulative Convertible Voting Preferred Stock issued and outstanding which is convertible into 200,000 shares of our common stock,

         * 40 shares of our Series B Convertible Preferred Stock issued and outstanding which is presently convertible into $31,250,000 shares of our common stock, based upon a conversion price equal to the liquidation preference ($50,000 per share) divided by the conversion price of $0.45 per share,

         * 1,100,000 shares of our series D Convertible Preferred Stock issued and outstanding which is presently convertible into 1,100,000 shares of our common stock, based upon a conversion price of one share of Series D to one share of common stock, and

         * 4,851,111 shares of our common stock issuable upon the conversion of the outstanding principal balance due on a secured convertible term note in the principal amount of $2,000,000 which was issued to Laurus Master Fund, Ltd. in April 2006 based upon a conversion price of $0.45 share.

         Both the conversion prices of the Series B Convertible Preferred Stock and the secured convertible term note as well as the common stock purchase warrants to purchase an aggregate of 2,160,000 shares of our common stock issued or sold in connection with those transactions are all subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event we issue or sell any additional shares of common stock or other securities which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. In addition, remaining common stock purchase warrants currently outstanding to purchase an aggregate of 5,179,500 shares of our common stock are also subject to adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations. As a result, the number of shares of our common stock into which the Series B Convertible Preferred Stock, the secured convertible term note, or the outstanding warrants are convertible may substantially increase based upon future events. We cannot predict with any certainty at this time, however, if any of these anti-dilution provisions will ever apply in the future to any of these securities and therefore we are unable to estimate the ultimate number of shares of our common stock which may be issuable upon the conversion of either the Series B Convertible Preferred Stock or the secured convertible term note or the warrants.

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

         In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 200,000 shares of Series A Cumulative Convertible Voting Preferred Stock and 50 shares of Series B Convertible Preferred Stock and 1,100,000 shares of our Series D Convertible Preferred Stock are issued and outstanding as of March 31, 2007. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In addition, by virtue of his ownership of our securities, including the shares of our Series D Convertible Preferred Stock which carry super majority voting rights, Mr. Farnsworth, our CEO and Chairman, controls approximately 85% of our voting securities and can approve any transaction which requires the consent of our stockholders without the vote of any other stockholder.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease approximately square feet of office space in Plantation, Florida, which also serves as our principal executive offices, under a sub-lease expiring in March 2011. The lease provides for monthly rental payments of approximately $3,800, together with a pro-rata share of common area expenses.

         The foregoing facility is in good condition and is adequate for currently anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

         Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Kraft Foods, Inc. in the Superior Court of the County of Middlesex, Commonwealth of Massachusetts with respect to Civil Docket Number MICV2005-02503. For financial reasons we were unable to contest the plaintiff's claims and on August 26, 2005 a default order was entered in favor of Kraft Foods, Inc. against Beverage Network of Massachusetts, Inc. On October 4, 2005 Beverage Network of Massachusetts, Inc. was served with an execution order in the amount of $91,902, which includes costs. We have agreed the terms of a payment plan with the plaintiffs attorney. Whereby we have agreed to remit monthly payments of $14,172 until the entire balance is paid. Due to a lack of operating capital during fiscal 2006, we have not been able to maintain the remittance of monthly payments. The balance due as of April 1, 2007 was $58,559. We do not know at this time what action, if any, the vendor may take.

         Under the terms of the Secured Convertible Term Note issued by us to Laurus Master Fund, L.P. in May 2004, this judgment constituted an event of default. As security for this note we had granted a security interest to Laurus Master Fund, Ltd. in all of our assets, the obligations under the secured convertible term note have been guaranteed by our subsidiaries, and we have pledged the stock of all of our current and any future subsidiaries acquired by us during the term of the secured convertible term note. At December 31, 2005, the outstanding principal balance due under this Secured Convertible Term Note was $2,771,355. As a result of this default, Laurus Master Fund, Ltd. was entitled to immediately accelerate the due date of the note, and we would have owed Laurus Master Fund, Ltd. 125% of the outstanding principal amount of the note plus accrued and unpaid interest and fees. Demand was not made by Laurus Master Fund, Ltd. and in March 2006, we redeemed the note with part of the proceeds of a new, non-convertible term note sold to Laurus Master Fund Ltd. The event of default under the Secured Convertible Term Note has triggered an event of default under unsecured promissory notes in the aggregate principal amount of $3,019,500 which we issued to an aggregate of 39 purchasers in a private placement of our securities between June and December, 2005. At the option of the holders of greater than 50% of the face amount of these outstanding notes, the notes will become immediately due and payable. We advised these note holders in writing of the occurrence of the event of default. We do not know at this time what action, if any, the note holders may take.

         On September 12, 2005 we received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. These notes were due and payable by us on September 1, 2005. As collateral for these notes we pledged 100,000 shares of our common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of our common stock owned by him. The note holders are demanding payment of $328,813.50. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. On March 16, 2006, we reached agreement with the two note holders whereby we would redeem the notes and make all payments due to the note holders thereto, on or before March 31, 2006 in exchange for which agreement, we granted each note holder 750,000 shares of our common stock. We also issued in escrow, 500,000 shares of our common stock to each note holder which would be subject to release from escrow on March 31, 2006 should the notes not be redeemed by that date. We failed to redeem the notes and consequently, the shares in escrow have been released by the escrow agent to the note holders. On July 10, 2006 the Company received a notice of final judgment by default from the note holders in the amount of $270,106. The Company was unable to satisfy the entire balance due and the bank account was garnished for $98,829 by the note holders; $45,403 was remitted to the note holders and while $53,426 was returned to the Company as it was secured through a deposit control agreement between Wachovia Bank and Laurus Master Fund, LTD, our senior secured lender. As of March 2007, the Company has paid and additional $200,000 from the proceeds received from payments against the $2,000,000 note due from Global Beverage Solutions, Inc. transaction referenced elsewhere in this report. The balance due is $59,600 as of March 31, 2007.

         The default under these notes created another event of default under the Secured Convertible Term Note due Laurus Master Fund, Ltd. as well as under the unsecured promissory notes in the principal amount of $3,019,500.

         On September 29, 2005 we received a notice of default from Morris Stodard and Master Distributors, Inc. under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc. as well as under an employment agreement with Mr. Stodard. The note holder is demanding payment of $517,735 which he asserts is the amount of outstanding principal and interest due under the note, as well as amounts due under the employment agreement. We continue to make payments to Mr. Stodard and Master Distributors based on the balances that were reflected at the time of the Master Distributors acquisition. The amounts due to Mr. Stodard and Master Distributors were assumed by Global Beverage Solutions, Inc. through it's acquisition of our wholly subsidiary, Beverage Network of Maryland, Inc. ("BNMD") on February 23, 2007. This transaction is referenced elsewhere in this report. The balance due to Master Distributors was $2,069,706 as of December 31, 2006.

         In October 2005, American Beverages Inc filed a demand against Beverage Network of Connecticut, Inc. ("BNCT") and Beverage Network of Massachusetts, Inc. ("BNMA") in the amount of $69,452. We obtained an agreement for a settlement plan with their attorneys but have not been able to abide by the terms due to insufficient operating capital during fiscal 2006 and 2005. We do not know what action, if any, the vendor will take at this time.

         In October 2005, Good-O Beverages was awarded a judgment on the amount of $28,500 against Beverage Network of Connecticut, Inc. ("BNCT") for inventory ordered in fiscal 2004. We have made regular payments in settlement of this amount and there is a balance of $1,904 as of March 31 2007.

         In November 2005, Beverage Network of Connecticut, Inc. ("BNCT") received a demand letter from the attorneys representing Food Collage, Inc for payment of $17,068 for inventory ordered in 2004. "). Although we agreed on a settlement with their attorneys, we have not been able to abide by a payment arrangement due to insufficient operating capital during fiscal 2006 and 2005. We do not know what action, if any, the vendor will take at this time.

         In December 2005 Hobarama,Inc. obtained a judgment in the amount of $16,740 against Beverage Network of Connecticut, Inc. ("BNCT"). Although we agreed on a settlement with their attorneys, we have not been able to abide by a payment arrangement due to insufficient operating capital during fiscal 2006 and 2005. We do not know what action, if any, the vendor will take at this time.

         On January 15, 2006 Export Development Canada obtained a judgment against Total Beverage Network, Inc. ("BNSF") in the amount of $22,357 for inventory ordered in 2004. We have not yet reached an agreement with the plaintiff and we do not know what action, if any, the vendor will take at this time.

         On January 25, 2006, we received a Civil Action Summons from the attorney for the Maui Juice Company and Lawrence Lassek for breach of contract, for our failure to pay certain installment payments under the terms of the Purchase and Sale Agreement with Maui Juice Company in the amount of $30,000. Although we agreed on a settlement with Mr. Lassek's attorneys, we have not been able to abide by a payment arrangement due to insufficient operating capital during fiscal 2006 and 2005. We do not know what action, if any, the vendor will take at this time.

         In February, 2006 we received a demand letter from Ayer Beverage, Inc. in the amount of $72,934 for payments due under the Purchase and Sale Agreement between Ayer Beverage and Beverage Network of Massachusetts. Under the same agreement, we are also required to make payments under obligations that we assumed for $7,889 plus costs and interest to Citizen's Bank and $30,000 to Mr. Tom MacIntire. We have reached agreement with Mr. Lehan and Ayer Beverage, Inc. to pay the obligations due to Mr. MacIntire. The Citizen's Bank obligation was satisfied in April 2006; the balance due to Mr. MacIntire is $12,600 as of March 31, 2007. Although we agreed to pay Ayer Beverage, Inc. $36,467 followed by three monthly payments thereafter of $9,467, we have not been able to abide by the terms of this agreement due to insufficient operating capital during 2006. We do not know what action, if any, the Mr. Lehan will take at this time.

         In February 2006, Total Beverage Network, Inc. ("BNSF") received a demand from Le Natures, Inc in the amount of $17,057 for inventory that was ordered in 2004. We have not yet reached an agreement with the plaintiff and we do not know what action, if any, the vendor will take at this time.

         On June 23, 2005 Hansen Beverage Company, one of the third party brand beverage suppliers to our subsidiary Beverage Network of Maryland, Inc. ("BNMD") provided written notice of its intention not to renew the distribution agreement between Hansen and Beverage Network of Maryland for the Monster brand of energy drinks. As settlement, on September 15, 2005 Hansen agreed to pay Beverage Network of Maryland approximately $113,211 and awarded Beverage Network of Maryland with a distribution license agreement for the following products, all under the Hansen trademark:

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

         In March of 2004, the Company contracted with Florida Employer Solutions, Inc. "FES" to process the Company payroll and certain other employee benefits such as health insurance. The collection and payment of payroll taxes was an integral part of this service. In June 2005, the Company was informed by the Internal Revenue Service and other tax agencies that payroll tax payments had not been remitted on our behalf. The Company had remitted all required taxes to "FES" for payment of payroll taxes. The principals of "FES" admitted to the Company and to the IRS that they had not made the mandatory payments when due. In September 2005 the Company filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida against "FES" along with Luis Ferrer and Maria
G. Legarda, officers of "FES". The complaint alleges breach of contract, fraud, conversion, violation of the Florida Unfair and Deceptive Trade Practices Act and unjust enrichment and seeks judgment against "FES" for all damages, interests and costs. In a September 2006 mediation hearing, the Company was awarded a judgment in the amount of $679,466 against "FES". This represented the amount of principal tax along with damages in the form of estimated penalties, interest and legal expenses. The IRS negotiated a voluntary payment arrangement whereby the Xstream Beverage Network, Inc. ("XBNI") would remit payments of $20,000 per month until balance is paid. The final payment for XBNI was remitted in February 2007 with the balance due for BNSF, BNHI and BNMA of $350,986 as of March 31, 2007.

         Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Fuze Beverage, LLC in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts with respect to Civil Docket Number MICV2005-01392. For financial reasons we were unable to contest the plaintiff's claims and on May 27, 2005 a default order was entered in favor of Fuze Beverage, LLC against Beverage Network of Massachusetts, Inc. The court has entered a judgment against the Company in the amount of $36,873.

         In June 2006, a former employee of Xstream Beverage Network, Inc. filed a lawsuit in Miami-Dade County, Florida, for overdue severance related payments in the amount of $17,000. The Company entered into a payment arrangement and paid the entire balance as of February 28, 2007.

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

                                                 High         Low
                                                 ----         ---
Fiscal 2005

First quarter ended March 31, 2005            $   1.85     $   0.93
Second quarter ended June 30, 2005            $   1.70     $   0.81
Third quarter ended September 30, 2005        $   1.30     $   0.45
Fourth quarter ended December 31, 2005        $   0.85     $   0.18

Fiscal 2006

First quarter ended March 31, 2006            $   0.70     $   0.18
Second quarter ended June 30, 2006            $   0.40     $   0.17
Third quarter ended September 30, 2006        $   0.35     $   0.08
Fourth quarter ended December 31, 2006        $   0.18     $   0.07

Fiscal 2007

First quarter ended March 31, 2007            $   0.06     $   0.06

         On April 14, 2007 the last sale price of our common stock as reported on the OTCBB was $0.05. As of March 31, 2007 there was approximately 696 record owners of our common stock.

DIVIDEND POLICY

         We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

         During the year ended December 31, 2006, the Company issued a total of 24,235,523 shares of restricted common stock for services, compensation and loan fees are valued at the closing price of the stock on the grant date and recognized over the term of the corresponding contract and/or agreements; shares issued as a pledge of collateral are considered issued but not outstanding; shares issued from the conversion of Preferred Series B stocks related to Series B preferred liabilities are valued at the converted amount of liability and a reclass to paid in capital (See note 19); shares issued from the conversion of Preferred Series B stock not related to the Series B preferred liabilities are valued at par with no effect on operations.

Pursuant to the terms of certain debt instruments issued to the Company, the Company issued 1,625,000 shares of common stock as a pledge for collateral. All shares were originally issued in the Company's own name after which 1,500,000 shares were assigned to the holders of various debt instruments. The Company recognized an aggregate value of $149,227. The remaining 125,000 shares were valued at par value as they are considered issued but not outstanding as of December 31, 2006. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

       During the year ended December 31, 2006, the Company executed consulting agreements for advisory services in consideration of 7,672,000 shares of common stock, valued at $0.08-$0.42. The Company recognized an aggregate value of $1,520,440 to be recognized over the term of the agreements. Each recipient is an accredited or sophisticated investor who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

       During the year ended December 31, 2006, the Company issued 6,772,500 shares of common stock as fees payable to certain holders of the Company's promissory notes. The securities are valued at $0.08-$0.43. The Company recognized an aggregate value of $1,897,026. Each recipient is an accredited or sophisticated investor who has such knowledge and experience in business matters that they are capable of evaluating the merits and risks of the prospective investment in our securities. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

       During the year ended December 31, 2006, the Company issued 6,895,000 shares of common stock as compensation to its directors and to certain of its employees. The securities are valued at $0.11-$0.27. The Company recognized an aggregate value of $1,530,650. Each recipient is an accredited or sophisticated investor who has such knowledge and experience in business matters that they are capable of evaluating the merits and risks of the prospective investment in our securities. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by
Section 4(2) of that act.

        During the year ended December 31, 2006, the Company issued 1,271,023 shares of common stock in accordance with the conversion rights and preferences of the holders of our Series B convertible, preferred stock. The shares had an aggregate value of $652,000 at December 31, 2006. Each recipient is an accredited investor who has such knowledge and experience in business matters that they are capable of evaluating the merits and risks of the prospective investment in our securities. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

         The table below represents the activity of shares issued as of December 31, 2006:

                                                               Aggregate       Deferred           Expense
Consideration                No. Shares      Price Range         Value          Balance         Recognized
-------------                ----------     -------------     -----------     -----------      -----------
Services                      7,672,000     $0.08 - $0.42     $ 1,520,440     $(1,253,443)     $   266,997

Loan Fees                     8,272,500      0.08 -  0.43       2,046,253      (1,210,360)         844,166

Compensation                  6,895,000      0.11 -  0.27     $ 1,530,650             -0-        1,530,666

Pledge of Collateral            125,000               -0-             -0-             -0-              -0-

Conversion of Preferred
Series B                      1,271,023               -0-     $   652,000             -0-              -0-
                            -----------     -------------     -----------     -----------      -----------
TOTAL:                       24,235,523               N/A     $ 5,749,343     $(2,463,803)     $ 2,641,829
                            -----------     -------------     -----------     -----------      -----------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this Annual Report.

OVERVIEW

         We develop, market, and sell new age beverage category natural sodas, fruit juices and energy drinks. Following our acquisition in April 2003 of Total Beverage Network, our focus was to build a network of small to medium sized beverage distribution businesses in the Eastern United States, with the goal of becoming a leading distributor of beverage products through multiple distribution channels. Between April 2003 and July 2004, we acquired additional beverage distribution companies together with a natural juice company and certain intellectual property rights related to other beverage names.

         Our business strategy was predicated upon our ability to raise sufficient working capital and acquisition funds concurrently with the expansion of our business. While we raised capital from time to time, much of the capital was in the form of debt and the amount of funding we received was not sufficient for our working capital needs. During 2006, we were unable to meet our funding requirements. As a result we were unable to execute our acquisition plan successfully, nor did we have sufficient capital to fund our ongoing operations and satisfy our debt obligations. In fiscal 2006, our distribution operations in New England were non operational and our Hawaii operation recorded some sales in the first quarter of fiscal year 2006, but without sufficient working capital we were unable to manufacture products in Hawaii and in November 2006 we closed those operations. We also believe that the increase in distribution costs, brought about by rising fuel prices, has disadvantaged smaller beverage distributors like us that deliver to a larger number of smaller clients spread over relatively large sales territories.

         As a result of the lack of sufficient capital to fund our ongoing operations and following the sale of our Beverage Network of Maryland subsidiary in January 2007 as discussed later in this section which historically represented a significant portion of our revenues, we have adopted the sole business strategy to remain as developers and marketers of new age beverage category natural sodas, fruit juices and energy drinks. We will seek distribution of our proprietary brands to our target markets, through independent distributors and gain access to retail chains through direct negotiation for sales of our products with each chain at a national or semi-national level

         As previously reported and as included in this report, we are in default under various loan covenants and agreements which could be accelerated by the parties involved. We do not currently have sufficient assets or resources to satisfy these obligations at the present time and do not have immediate prospects of obtaining such financing at this juncture. Laurus Master Fund has a security interest in substantially all of our assets, and it is unlikely that any of the other parties who have obligations owing to them by us would be in a position to receive any recovery in the event that Laurus Master Fund were to exercise dominion over our assets should it seek to exercise its remedies on the default. We are in discussions with all of the affected parties, and while we believe we have a reasonable relationship with all of these parties, there can be no assurances that any of these parties might proceed to undertake legal action against our Company or pursue other measures to enforce any remedies to which they would be entitled.

         On December 15, 2006, we signed a Letter of Intent to sell our distribution subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), to Global Beverage Solutions, Inc. ("Global Beverage"). The Company and Global Beverage signed an Agreement and Plan of Merger ("Merger Agreement") dated January 31, 2007, as amended on February 23, 2007, whereby we will sell our distribution subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), to Global Beverage. We closed on this transaction on February 23, 2007.

         On December 15, 2006, we decided to discontinue the operations of BNSF, BNCT, BNHI, and BNMA because of (a) the disappointing performance of the subsidiaries including continuing operating losses; and (b) the Company's lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable.

         Accordingly, BNMD, BNSF, BNCT, BNHI, and BNMA are reported as discontinued operations, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

         When used in this annual report, "fiscal 2006" means the fiscal year ended December 31, 2006 and "fiscal 2005" means the fiscal year ended December 31, 2005.

Results of Operations

                     Xstream Beverage Network & Subsidiaries
                             Statement of Operations
                        For the Year Ending December 31,

                                                                   Increase        Increase
                                                                  (Decrease)      (Decrease)
                                                                 2006 vs. 2005   2006 vs. 2005
                                 2006               2005                $             %
                             ------------      ------------      -------------   -------------
Sales                        $    284,118      $    247,578      $     36,540           15%
Cost of Goods Sold                273,218           215,297            57,921           27%
                             ------------      ------------      ------------       ------
Gross Profit                       10,900            32,281           (21,381)         -66%

Expenses
Selling, General &
 Administrative                 5,539,782         5,876,753          (336,971)          -6%
                             ------------      ------------      ------------       ------
Total Operating Expenses        5,539,782         5,876,753          (336,971)          -6%

Loss from continuing
 operations                    (5,528,882)       (5,844,472)          315,590           -5%

Other Income/(Expense):
Other Income                       11,132                --            11,132           NM
Interest Income                        --             1,528            (1,528)          NM
Interest Expense              (11,275,405)       (8,007,135)       (3,268,270)          41%
Derivative Liability
 Expense                         (765,528)       (2,223,134)        1,457,606          -66%
Change in Fair Value of
 Derivative                     5,384,125        16,383,621       (10,999,496)         -67%
Other Expense                    (928,968)               --          (928,968)          NM
Realized loss-transfer        (12,555,897)               --       (12,555,897)          NM
                             ------------      ------------      ------------       ------
Total Other Income/
 (Expense)                    (20,130,541)        6,154,880       (26,285,421)        -427%
                             ------------      ------------      ------------       ------
Income(Loss) from
 continuing operations        (25,659,423)          310,408       (25,969,831)       -8366%
                             ------------      ------------      ------------       ------
Loss from discontinued
  operations                     (853,355)       (2,264,102)        1,410,747          -62%
                             ------------      ------------      ------------       ------

Net Loss                     $(26,512,778)     $ (1,953,694)     $(24,559,084)      -1,257%
                             ============      ============      ============       ======

NM: Not Meaningful

Sales

         Our sales comprise revenues related to the sale of beverage products. Our sales increased by approximately 15% representing a result from increases in sales of proprietary brands to third party customers, by our parent Company "XBNI", by approximately $37,000. During the year ended December 31, 2006, distribution of third party brands represented approximately 76% of our sales and sales of our proprietary products represented approximately 24% of our sales. For the year ended December 31, 2005 sales of third party brands and sales of our proprietary products represented approximately 75% and approximately 25%, respectively, of our sales. Although we recognized higher sales during the year ended December 31, 2006, there could be no assurances that we will continue to recognize similar revenues in the future.

Cost of Goods Sold

         Our cost of goods sold includes the cost of buying third-party beverage products as well the manufacturing costs of our proprietary brands and along with warehouse and distribution costs for all products sold. The cost of goods sold as a percentage of sales was approximately 96% and 87%, respectively, for the year ended December 31, 2006 and 2005. During fiscal year 2006, our cost of sales as a percentage of net sales increased due to an increase in warehouse related expenses of approximately $38,000 as compared to fiscal year 2005. We anticipate that our cost of goods sold and related gross profit margins will remain relatively constant until such time, if ever, we are successful in increasing sales of our proprietary products, which carry higher gross profit margins.

Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses are comprised primarily of consulting fees, salaries and benefits of our sales and administrative staff, marketing programs and related sales expenses. The modest decrease in selling, general and administrative expenses during the year ended December 31, 2006 when compared to the same period during 2005, is primarily attributable to:

         * an increase of approximately $16,060 in marketing and selling expenses of our parent Company "XBNI". The increase in fiscal year 2006 is primarily due to an increase in shipping and freight out expenses as compared to fiscal year 2005. These expenses include promotional spending at point of sale along with salaries and commissions of sales personnel. We anticipate that our marketing expenses will continue to decrease for the following year, subject to our ability to generate working capital. We will also continue to implement our strategy of developing and growing corporate owned brands.

         * a one-time, stock based expense in compensation attributable to shares issued to employees resulted in an increase of approximately $1,505,000. This was offset by a decrease of approximately $235,000 in compensation expense. The number of employees was reduced during 2006 due to insufficient working capital and in our efforts to maximize the utilization of financial resources. We do not anticipate issuing additional shares to employees. We anticipate that the cash component of our compensation expense will decrease during fiscal 2007.

         * an increase of $33,797, or approximately 191%, in rent expenses of our parent Company "XBNI". In February 2006, XBNI executed a 5 year sublease beginning in March 2006. The space is approximately 3,564 square feet at a rate of $12.50 per sq. ft. with nominal annual increases. We anticipate that our rent expense will continue to increase, for the following year, subject to the terms of the lease.

         * a decrease of approximately $1,683,000 for consulting, financial advisory and public relations firms. The decrease in such expenses is primarily due to the decline in executed agreements utilizing stock based compensation as compared to the same period in 2005. We anticipate that consulting fees will remain relatively constant for the fiscal 2007.

         * a decrease of $34,205, or approximately 9%, in professional fees. This item represents both accounting and legal fees. We project that professional fees will remain at such levels for the following year, unless we engage in capital funding and incur fees attributable to these efforts, and subject to increased costs associated with compliance with Section 404 of the Sarbanes-Oxley Act which will apply to us for our fiscal year ending December 31, 2007. We are unable at this time to estimate those costs;

         * a decrease of $187,639, or approximately 81%, in bad debt expense. The primary cause of this decrease relates to a one time write down of approximately $182,000 of payroll tax payments made by us to Florida Employer Solutions, Inc. the company that we had engaged to provide payroll services and file quarterly payroll tax returns during fiscal year 2005. Florida Employer Solutions did not make the corresponding payments to the IRS. We anticipate that bad debt expense will decrease for the following year; and

         * a decrease of approximately $54,688 in general overhead due to eliminating expenses as a result of insufficient working capital.

         These decreases were offset by:

         * an increase of approximately $16,060 in marketing and selling expenses of our parent company "XBNI". The increase in fiscal year 2006 is primarily due to an increase in shipping and freight out expenses as compared to fiscal year 2005. These expenses include promotional spending at point of sale along with salaries and commissions of sales personnel. We anticipate that our marketing expenses will continue to decrease for the following year, subject to our ability to generate working capital. We will also continue to implement our strategy of developing and growing corporate owned brands;

         * a one-time, stock based expense in compensation attributable to shares issued to employees resulted in an increase of approximately $1,505,000. This was offset by a decrease of approximately $235,000 in compensation expense. The number of employees was reduced during 2006 due to insufficient working capital and in our efforts to maximize the utilization of financial resources. We do not anticipate issuing additional shares to employees. We anticipate that the cash component of our compensation expense will decrease during fiscal 2007;

         * an increase of $33,797, or approximately 191%, in rent expenses of our parent Company "XBNI". We anticipate that our rent expense will continue to increase, for the following year, subject to the terms of the lease; and

         * a one-time expense of $303,017 from impairment of our trademarks in Maui Juice and Squeeze soda during fiscal year 2006 which we deemed impaired.

Other income/expenses

Interest Expense

         Interest expense consists primarily of amortization of debt discount resulting from the issuance of both common stock and common stock purchase warrants as provisions contained within various debt instruments issued by us. The increase in interest expense during the year ended December 31, 2006 as compared to the comparable period in 2005 is attributable to the amortization of capital funding costs, debt issue costs and debt discount. The increase is also attributable to issuance of shares of common stock for payment deferral and non payment of the principal and accrued interest of notes payable after its maturity date. We anticipate that our interest expense may increase significantly during the fiscal year 2007 as the Company refinanced its outstanding $3 million senior secured convertible note with the Laurus Master Fund on March 31, 2006. The Company refinancing transaction resulted in the issuance of a $4 million revolving line of credit, a secured convertible promissory note for $2 million, and a $4 million secured non-convertible note. The notes mature March 31, 2009, bear interest subject to the current prime rate, and never less than nine percent per annum.

Change in Fair Value of Derivatives

         The decrease in other income-derivative liabilities during the year ended December 31, 2006 when compared to the comparable period in 2005 is attributable to a decrease in fair value of derivatives liabilities between measurement dates.

Derivative Liability Expense

         The decrease in derivative liability expenses was primarily attributable to a decrease of approximately $1,460,000 for original issuance of derivative liabilities associated with convertible notes payable. We recognized the excess of the fair value of the derivative liabilities over the debt discount as derivative liability expense.

Other Expense

         The increase in other expenses was primarily attributable to one-time expenses of approximately $236,000 for costs associated with potential acquisitions and a default premium paid to Laurus Master Fund for the repayment of the senior secured convertible loan on March 31, 2006 in the amount of approximately $692,000 during fiscal year 2006.

Realized Loss on Subscription Receivable

         The realized loss on subscription receivable consists of losses on our investment from Cogent Capital for approximately $12.5 million during the year ended December 31, 2006; there was no comparable amount for the year ended December 31, 2005. The loss resulted from a decline in value of our stock in 2005 and 2006, which was previously recorded as a separate element of comprehensive income which was a loss of $8,242,104 for fiscal 2005.

Income (loss) from continuing operations

         We reported a loss before discontinued operations of $25,659,423 for fiscal year 2006 as compared to an income before discontinued operations of $310,408 for the fiscal year 2005.

Loss from discontinued operations

         For the year ended December 31, 2006, we recorded a loss from discontinued operations of $853,355 associated with the discontinuation of our subsidiaries, BNMD, BNHI, BNSF, BNMA, and BNCT as compared to a loss from discontinued operations of $2,264,102 for the year ended December 31, 2005. The decrease is primarily attributable to a decrease in operating and non operating expenses due to a decline in operating activity in our S. Florida, Massachusetts, Connecticut and Hawaii distributors, as a result of insufficient working capital.

         The following table sets forth, for the fiscal years indicated, selected financial data of the Company's discontinued operations.

                                                   2006             2005
                                               -----------      -----------
Revenues                                       $ 9,782,382      $ 9,978,657
Cost of sales                                    8,138,985        8,229,171
                                               -----------      -----------
Gross profit                                     1,643,397        1,749,486
Operating and other non-operating expenses       2,496,752        4,013,588
                                               -----------      -----------

Loss from discontinued operations              $  (853,355)     $(2,264,102)
                                               ===========      ===========

Net Loss

         We reported a net loss of $26,512,778 for fiscal year 2006 as compared to a net loss of $1,953,694 for the fiscal year 2005.

Unrealized Loss on Subscription Receivable

         We reported an unrealized loss of $0 and $8,242,104 against the $15,000,000 subscription receivable resulting from the Cogent transaction.

Preferred Stock Dividends

         We recorded preferred stock dividends in fiscal year 2006 and 2005 of $105,060 and $137,718, respectively, payable to our Series B Convertible Preferred Stock sold to the Stockholders in August 2004. In accordance with the designations, rights and preferences of the Series B Convertible Preferred Stock, we expect to record preferred stock dividends during the following year.

Net Loss Available to Common Stockholders

         We reported a net loss available to common stockholders of $26,617,838 for fiscal year 2006 as compared to a net loss available to common stockholders of $2,091,412 for fiscal year 2005. This translates to an overall per-share loss available to shareholders of $.65 for the year ended December 31, 2006 compared to per-share loss of $.13 for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2006 we had cash on hand of approximately $1,300 and a working capital deficit of approximately $14.6 million. In addition to the foregoing, we have past due obligations and judgments of approximately $896,000. We restructured our secured promissory note to Laurus Master Fund, L.P. in March 2006, but this restructure only resulted in additional available working capital to us of approximately $259,000. In order to sustain our operations, pay our obligations as they become due and continue the growth of our Company, we will be required to raise significant additional capital. We do not presently have any firm commitments for any additional capital and our financial condition may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business and we may be forced to cease operations if we do not raise significant additional working capital in which event investors could lose their entire investment in our Company.

         Net cash used in operating activities for the year ended December 31, 2006 was $(2,068,459) as compared to $(2,930,655) for the year ended December 31, 2005 and includes the following:

         * A net increase of $24,559,084 in our net loss (increase $25,969,831 from continuing operations and a decrease of $1,410,747 from discontinued operations),

         * A decrease of $244,760 ($187,639 from continuing operations and $57,121 from discontinued operations) in bad debt expense, which is primarily attributable to a one time write-off of receivable of $181,517 from payroll tax payment made by us to Florida Employer Solutions, Inc. the company that we had engaged to provide payroll services and file quarterly payroll tax returns for part of fiscal year 2005 and a decrease in write off of our accounts receivable associated with discontinued operations due to decreased sales of BNHI, BNCT, BNSF and BNMA.

         * A net decrease of $8,000 in depreciation due to disposal of certain fixed asset during 2006,

         * An increase of $1,119,147 in amortization of deferred fees and consulting that relates to a stock based expenses attributable to payment deferral of our notes payable and consulting agreements entered into in both prior periods and during the year ended December 31, 2006. These agreements provide for the issuance of shares of our common stock as consideration for payment deferral of our notes payable and services,

         *        A decrease of $1,457,606 in derivative liability expenses.
                  During 2006, we issued only one convertible debt related to the Laurus Master Fund refinance that occurred on March 31, 2006 which we have accounted for as a derivative due to its conversion feature,

         * An increase of $849,879 in amortization of debt discount and fees to interest expense relating to our outstanding debt instruments with the Laurus Master Fund including a $4,000,000 secured non-convertible note and a $2,000,000 secured convertible note; it also includes our Series B Convertible Preferred Stock and convertible term loans. In March 2006, the Company also retired the secured convertible note with the Laurus Master Fund and amortized the remaining balance of $1,375,000 in debt discount,

         * A decrease of $26,642 in amortization of intangibles associated with discontinued operations, which are related to our acquired customer lists. The decrease was due to the impairment loss recognized during 2006 and 2005 which reduced the monthly amortization basis,

         * An increase of $561,709 in amortization of capital funding costs attributable to the Laurus Master Fund $4,000,000 secured non-convertible note, $2,000,000 secured convertible note, the Series B Convertible Preferred Stock, and convertible term loans,

         * A decrease of $930,403 in liquidated damages for the failure of the Company's Form SB-2 to be declared effective on a timely basis. The decrease was primarily attributable to the refinancing of our outstanding $3 million senior secured convertible note with the Laurus Master Fund on March 31, 2006. We paid liquidated damages of $1,170,000 with the issuance of $2 million secured convertible loan on March 31, 2006. We anticipate recognizing liquidated damages payable to our Series B preferred shareholders and will continue through fiscal 2007,

         * A decrease of $166,281 in the default premium related to the Laurus Master Fund for the $3,000,000 secured convertible note that was refinanced on March 31, 2006,

         * An increase of stock based loan fees of $646,768 attributable to the issuance of shares of common stock according to provisions in certain debt instruments and to defer payments on certain debt instruments,

         * A decrease in stock based expenses of $349,162 during fiscal year 2006, which is primarily attributable to a decrease in issuance of stock warrants for service agreements as compared to fiscal year 2005,

         * An increase of $10,999,496 in the change of the fair value of the derivative liability. This results from the issuance of warrants for services under contract agreements and warrants issued as a provision on certain convertible debt instruments as well as the convertible loans and liability in connection with the Series B preferred shares. The increase is attributable to a decrease in fair value of derivatives liabilities between measurement dates,

         * An increase of $40,175 associated with discontinued operations as a loss on the disposition of fixed assets,

         * An increase of $12,555,897 from the transfer of the unrealized loss on the subscription receivable associated with the Cogent transaction,

         * An increase of $303,017 from impairment of our trademarks in Maui Juice and Squeeze soda during fiscal year 2006,

         * A decrease of $1,098,041 associated with discontinued operations from impairment expense of our customer lists and goodwill for acquired intangibles, which was primarily due to a one-time write down of acquired goodwill for Beverage Network of Maryland in 2005,

         * An increase of $30,502 primarily attributable to net book values of assets of discontinued operations which were written off during fiscal year 2006,

         * An increase of $20,965 in accounts receivable due to an increase in sales in XBNI operations,

         *        An increase of $129,946 in inventory,

         * a decrease of $19,067 in other current and non-current assets, primarily due to prepaid expenses and rental security deposits,

         *        An increase of $459,589 in accounts payable,

         * An increase of $1,955,166 in accrued expenses and accrued interest,

         * A decrease of $298,327 in net assets from discontinued operations,

         * An increase of $424,565 in net liabilities from discontinued operations,

         Net cash used in investing activities for the year ended December 31, 2006 was $34,849 as compared to $19,009 for the year ended December 31, 2005 includes the following:

         * An increase of $26,260 ($1,772 from continuing operations and $24,488 from discontinued operations) for the acquisition of equipment,

         * An increase of $10,420 from the proceeds included in the disposition of fixed assets related to discontinued operations.

         Net cash provided by financing activities for the year ended December 31, 2006 was $2,012,152 as compared to $2,957,794 for the year ended December 31, 2005 and includes the following:

         * An increase of $855,500 from the proceeds of non-related party loans, primarily from the Laurus Master Fund and the convertible term loans,

         * A net increase of $2,790,115 resulting from the repayment of non-related party loans, primarily to the Laurus Master Fund and convertible term loan holders,

         * An increase in proceeds received and repayments on the revolving line of credit of $4,617,800 and $3,796,031, respectively in connection with the issuance of the $4 million line of credit with Laurus Master fund in March 2006.


         * A decrease of $442,734 in capitalized funding costs. During 2006, we paid $254,500 in connection with the Laurus Master Fund $4,000,000 secured non-convertible note and the $2,000,000 secured convertible note issued in March 2006 and $40,000 in connection with the issuance of a $250,000 note payable in April 2006. During 2005, we paid $737,234 in connection with the issuance of convertible term loans and an agreement entered with Cogent Capital Corp.

         *        An increase of $16,639 in the cash overdraft liability,

         * An increase of $50,100 from the proceeds of related party loans,

         * A net decrease of $86,000 resulting from the repayment of related party loans,

         * A decrease of $452,771 in disbursement of restricted cash from the Laurus Master Fund.

         On September 12, 2005 we received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. These notes were due and payable by us on September 1, 2005. As collateral for these notes Theodore Farnsworth, our CEO, pledged 100,000 shares of our common stock owned by him. The note holders are demanding payment of $233,279. In February 2006, we executed an agreement in consideration for 2,500,000 shares of restricted common stock, to defer payments of these note holders until May 10, 2006. In August 2006 we received a notice of final default judgment from these note holders demanding $270,106 of principal and accrued interest. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. We were unable to satisfy the entire balance due and the bank account was garnished for The Company was not able to satisfy the judgment and the note holders garnished the bank account in the amount of $45,393. As of March 2007, the Company has paid $200,000 from the proceeds of the note due from Global Beverage Solutions, Inc.

transaction referenced elsewhere in this report. The balance due is $59,600 as of March 31, 2007. The default under this note has created another event of default under the Secured Convertible Term Note due Laurus Master Fund, Ltd. as well as under the unsecured promissory notes in the principal amount of $3,019,500. On September 29, 2005 we received a notice of default from Morris Stodard and Master Distributors, Inc. under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc. as well as under an employment agreement with Mr. Stodard. The note holder is demanding payment of $517,735 which he asserts is the amount of outstanding principal and interest due under the note, as well as amounts due under the employment agreement. As described elsewhere herein, in connection with the sale of Beverage Network of Maryland to Global Beverage, Master Distributors, Inc. received from Global Beverage a secured convertible promissory note in the amount of $2,000,000 and other consideration as a novation for the initial promissory note in the same amount issued by the Company on July 1, 2004 as part of the initial acquisition by the Company of the asset of Master Distributors. The Company is in the process of obtaining its original promissory note and formal confirmation of the novation of that obligation.

         The default under the Morris Stodard/Master Distributors note created another event of default under the Secured Convertible Term Note due Laurus Master Fund, Ltd. as well as under the unsecured promissory notes in the principal amount of $3,019,500. On June 28, 2006, we received a notice of final default judgment from the principal owner of the Maui Juice Company for failure to pay principal payments under the terms of the Purchase and Sale Agreement for the Maui Juice trademark. The amount in arrears is approximately $73,750 and the Company's attorney is negotiating with the plaintiffs for an alternative payment schedule. The default under this note has created another event of default under the Secured Convertible Term Note due Laurus Master Fund, Ltd. as well as under the unsecured promissory notes in the principal amount of $3,019,500. The defaults were waived by Laurus Master Fund, L.P. in connection with the restructure of our obligations to them in March 2006.

Swap transaction

         In June 2005, we entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which we issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. The price per common share was based on a discount of 20% from the closing price of the common stock in June 2005. The U.S. government bonds were issued at current market value. In conjunction with this transaction, our company and Cogent Capital Corp. entered into an escrow agreement with the investors pursuant to which an aggregate of 15,789,472 shares of our common stock, as well as the $15,000,000 of U.S. government bonds, were deposited in escrow. The common shares provided to the investors in exchange for the bonds were issued pursuant to an exemption from registration under the Securities Act of 1933 by virtue of Section 4(2) of that Act.

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

         Under the terms of the equity swap, the 15,789,472 common shares and the bonds are maintained in escrow until the earlier of 42 months from June 2005 or such time as all of these shares are covered by an effective registration statement filed with the SEC. We, however, are not obligated to register the common shares. In addition, we can unilaterally terminate the agreement by exercising the call option for the common shares in escrow.

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

         As an initial entrance amount in the equity swap transaction, Cogent Capital Corp. has received a payment of $300,000 and 1,381,579 shares of our common stock, which are subject to certain demand and piggyback registration rights, subject to deferral under certain conditions. As a result of the issuance of the above securities, we were required to make adjustments in the conversion and exercise prices of common shares underlying various securities issued to investors in previous transactions based upon an adjusted price of $0.76 per share. While this transaction has not generated any cash proceeds to us at this time, and unless our stock price increases significantly, of which there are no assurances, it is unlikey that we will ever receive any benefit from the Cogent Transaction.

Capital Raising Transactions

         From December 2005 to March 2006, we sold a secured term note to Broadlawn Master Fund Ltd. and T2 Capital Management, LLC, that resulted to total proceeds of $550,000 to the Company. The notes contain maturity dates ranging from February 23, 2006 to May 1, 2006 and contain provisions for fixed interest that amounts to $65,000 if repaid according to terms. The notes accrue 5% interest per month if in arrears along with a provision whereby the note holder is entitled to an interest penalty in the amount of $50,000 per month if the notes are not repaid by August 31, 2006. We recognized Interest expense of $606,341 for the year ended December 31, 2006. These notes also include a provision whereby the holders received, in aggregate, 532,500 shares of restricted common stock upon issuance of these notes. We also issued 1,875,000 share of its common stock as a pledge of collateral for the notes. In December 2006, we assigned 1,750,000 shares of these collateral shares to a note holder for non payment of the principal and accrued interest in August 2006. In April 2006, we paid off $50,000 of these notes. On December 15, 2006, in connection with these notes, we issued 1,500,000 shares of its common stock for non payment of the principal and accrued interest in August 2006 and recognized interest expense of $120,000 during the year ended December 31, 2006. The total balance of the principal notes and accrued interest as of December 31, 2006 was $1,106,341.

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

         On April 7, 2006, the Company completed a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands investment fund , dated as of March 31, 2006, to refinance certain existing obligations with Laurus and to provide the Company with additional financing. The financing was structured through the sale of three promissory notes by the Company; i.e., a secured non-convertible revolving note (the "Revolving Note") in the principal amount of $4,000,000, a secured convertible term note ("Term Note 1") in the principal amount of $2,000,000, and a secured non-convertible term note ("Term Note 2") in the principal amount of $4,000,000. The aggregate principal amount of the Notes is $10,000,000.

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

         Term Note 1 bears interest at the rate of prime plus 1% but the rate shall not at any time be less than nine percent (9%), has a term of three years and is convertible into shares of the Company's common stock at a fixed conversion price of $0.45 per share. Interest is payable at maturity. The $2 million note was issued for payment of liquidated damages of $1,170,000 and default interest of $332,563. Accordingly, the remaining balance was recognized as debt discount in connection with the 2 million and 4 million secured note which amounted to $165,812 and $331,625, respectively.

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

         The proceeds from Term Note 2 were disbursed as follows:

         1. $3,486,192 to Laurus in satisfaction of all amounts due and payable including principal, interest and penalties, under the terms of a secured convertible term note dated May 14, 2006 issued to Laurus by the Company;
         2.       $227,500 as fees to Laurus;
         3.       $27,000 to Laurus for expenses;
         4.       $259,308 to the Company for working capital.

         We have pledged all of our assets and common stock of our subsidiaries as security for our obligation to Laurus, which continues from the prior term note issued to Laurus. As described elsewhere herein, we have sold a substantial portion of the assets pledged to Laurus as well as the stock of our Beverage Network of Maryland subsidiary to Global Beverage. We have orally advised Laurus of the closing of the transaction and will seek to obtain the written releases of those assets. In connection with this financing, we have also agreed to file a Registration Statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon the conversion of the principal, interest and fees related to Term Note 1 within 45 days of the agreement and obtain effectiveness within 90 days thereafter.

         As a result of the issuance of the above securities, we were required to make adjustments in the conversion and exercise prices of common shares underlying various securities issued to investors in previous transactions based upon an adjusted price of $0.45 per share.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, inventory reserves, depreciation and amortization, taxes, contingencies, and impairment allowances, and valuation of debt discounts and derivative liabilities. Such estimates are reviewed on an on-going basis and actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned Subsidiaries. All material inter-company transactions have been eliminated.

INVENTORY

         Inventory is stated at the lower of cost or market determined in a "first-in, first-out" basis consisting of raw materials and finished goods.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the relatively short period to maturity for these instruments.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-40, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2006, the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer concluded his evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

         Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

         There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

       Name                  Age                 Position
       ----                  ---                 --------

Theodore Farnsworth           45          Chairman of the Board, President
                                          And Chief Executive Officer and
                                          principal financial officer

Barry Willson                 59          Vice Chairman of the Board,
                                          Chief Scientific Officer,
                                          Secretary and Treasurer

         Theodore Farnsworth. Mr. Farnsworth has served as Chairman since September 2001 and our Chief Executive Officer since November 2004. Mr. Farnsworth also serves as our president and principal financial officer. Previous thereto, he served as Chairman and Founder of Farmbid.com, an agricultural Internet portal site. Previously, he was President of Fontal Restaurant Group, Inc., parent of Burrito Grill restaurants and founder of the Psychic Discovery Network. Prior thereto, he was president of Cannon Marketing Group, Inc., a company he founded in 1994, which became one of the premier entries into the burgeoning pay-per-call industry and a parent for multiple interactive ventures.

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

ADVISORY BOARD TO THE BOARD OF DIRECTORS

         In December 2003 our board of directors formed an Advisory Board whose members are asked to make recommendations to our board of directors in their particular area of expertise with respect to the practices, policies and procedures of our company. We issued each member of the Advisory Board 50,000 shares of our common stock as compensation for their services to us, and each member is paid on a project basis in accordance with their normal fee schedule. We do not convene meetings of the advisory board but use the professional advice and services of its members on as needed. The following individuals are members of the Advisory Board.

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

COMPENSATION OF DIRECTORS

         Our Board of Directors is presently comprised of our executive officers who do not receive compensation for their services as directors. At such time as we expand our Board of Directors to include independent members we will establish a policy for the compensation of those members.

COMPENSATION OF THE ADVISORY BOARD

         Upon an individual joining our Advisory Board, we issued that individual 2,500 shares of our common stock. We have also agreed to pay the Advisory Board members for their time spent on our behalf. Ms. Elizabeth Dunn is paid periodically for professional services at the rate of $250 per hour, plus $120 per hour for her associate and $75 per hour for her bookkeeper who may provide support services to her. In addition, we reimburse Ms. Dunn for all reasonable out-of- pocket expenses incurred by her relating to her services to use, including attending Advisory Board meetings. All other Advisory Board members are compensated for services rendered, not to exceed $1,000 per day in combination of service and reasonable out of pocket expenses. We may also provide additional compensation to Advisory Board members in amounts to be agreed upon for performance of extraordinary services on our behalf.

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

         Mr. Barry Willson, our Vice Chairman and Chief Scientific Officer, has been designated the compliance officer who is responsible for overseeing, interpreting and monitoring compliance with our Code of Ethics and Business Conduct.

         A copy of our Code of Ethics and Business Conduct has been filed with the Securities and Exchange Commission as an exhibit to this report. We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics and Business Conduct by written request to 2 S. University Drive, Suite 220, Plantation, Florida 33324, Attention: Corporate Secretary.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

         We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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

         Our Board of Directors are presently comprised of individuals who were integral in either the start-up of our company, as in the case of Mr. Farnsworth, or that of acquired subsidiaries, as in the case of Mr. and Willson. While we would prefer that one or more of our directors be an audit committee financial expert, none of these individuals who have been key to our development have professional backgrounds in finance or accounting. When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006.

                                                   SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          Non-qualified
                                                                              Non-Equity  Deferred
                                                                              Incentive   Compen-satioAll
                                                                              Plan        Earnings    Other
                                                      Stock      Option       Compen-satio($)         Compen-sation
Name and principal        Year   Salary     Bonus     Awards     Awards       ($)         (h)         ($)           Total
position                         ($)        ($)       ($)        ($)          (g)                     (i)           ($)
(a)                       (b)    (c)        (d)       (e)        (f)                                                (j)
------------------------- ------ ---------- --------- ---------- ------------ ----------- ----------- ------------- -------------
Theodore Farnsworth(1)    2006     135,369         0    491,000            0           0           0         6,791       633,160
------------------------- ------ ---------- --------- ---------- ------------ ----------- ----------- ------------- -------------
                          2005     120,000         0          0            0           0           0             0       120,000
------------------------- ------ ---------- --------- ---------- ------------ ----------- ----------- ------------- -------------
Jerry Pearring(2)         2006      77,512         0    480,000            0           0           0         2,400       559,912
------------------------- ------ ---------- --------- ---------- ------------ ----------- ----------- ------------- -------------
                          2005     118,000         0          0            0           0           0             0       118,000
------------------------- ------ ---------- --------- ---------- ------------ ----------- ----------- ------------- -------------
Barry Willison(3)         2006      63,999         0    480,000            0           0           0        13,553       557,552
------------------------- ------ ---------- --------- ---------- ------------ ----------- ----------- ------------- -------------
                          2005     118,000         0          0            0           0           0             0       118,000
------------------------- ------ ---------- --------- ---------- ------------ ----------- ----------- ------------- -------------

----------
(1) Mr. Farnsworth as served as our Chairman since September 2001 and our CEO since November 2004. In 2006 we issued Mr. Farnsworth 1,000,000 shares of common stock and 1,100,00 shares of Preferred Series D Convertible Preferred

    Stock valued, in aggregate, at $491,000 as a bonus. As described in the financial statement included elsewhere in this annual report, at December 31, 2006 we owe Mr. Farnsworth $265,797 in accrued but unpaid compensation.

(2) Mr. Pearring served as our President April 2003 until February 23, 2007. In 2006, we issued Mr. Pearring 2,000,000 shares of our common stock, valued at $480,000, as a bonus. As described in the financial statement included elsewhere in this annual report, at December 31, 2006 we owe Mr. Pearring $164,502 in accrued but unpaid compensation.

(3) Mr. Willson has served as our Vice Chairman, Chief Scientific Officer, Secretary and Treasurer since April 2003. In 2006, we issued Mr. Willson 2,000,000 shares of our common stock, valued at $480,000, as a bonus. As described in the financial statement included elsewhere in this annual report, at December 31, 2006 we owe Mr. Willson $165,724 in accrued but unpaid compensation.

EMPLOYMENT AGREEMENTS

         Effective February 5, 2004, we entered into Revised Employment Agreements with each of Messrs. Theodore Farnsworth and Barry Willson, our executive officers and members of our Board of Directors. Under the terms of these Revised Employment Agreements, Mr. Farnsworth is to serve as our Chairman of the Board and Mr. Willson is to serve as our Vice-Chairman of the Board, Secretary and Treasurer. All other terms and conditions of the Revised Employment Agreements between our company and each of Messrs. Farnsworth and Willson are identical and include the following:

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

       In the event of a termination of the agreement for the executive's failure to abide by the directions of the board of directors or the executive's dishonesty, theft, insubordination or conviction of a crime, we are not obligated to pay the executive any severance upon termination. In the event the agreement is terminated for any other reason, including the executive's inability to discharge his duties or a material default by the executive in the performance of obligations under the agreement or a material breach of any term of the agreement, upon termination we are obligated to pay the executive an amount equal to the greater of 200% of his then current base salary and provide him with continued participation in any medical, life and disability programs in which he was participating at the time of termination for an additional year,

         * in the event of a change of control of Xstream, which is defined in the agreement as the occurrence of any event resulting in the current control stockholders individually or collectively beneficially owning less than 50% of the then outstanding common stock, the executive has the option at any time after the change of control to terminate the agreement and receive compensation equal to 2.99 times his then current base salary, less any salary paid from the date of the change of control through the termination date. At the executive's option, this severance payment can be made in installments or in a single, lump sum payment, and

         * the agreements contain customary non-disclosure, exclusivity, non- circumvent and non-compete provisions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:

------------------------------------------------------------------------------------------------------------------------
                                     OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
------------------------------------------------------------------------------------------------------------------------
                                OPTION AWARDS                                                STOCK AWARDS
-------------- ------------- -------------- ------------- --------- ----------- -------- -------- ----------- ----------
                                                                                                              Equity
                                                                                                  Equity      Incentive
                                                                                                  Incentive   Plan
                                                                                         Market   Plan        Awards:
                                                                                         Value    Awards:     Market
                                            Equity                              Number   of       Number of   or
                                            Incentive                           of       Shares   Unearned    Payout
                                            Plan                                Shares   or       Shares,     Value of
                                            Awards:                             or       Units    Units or    Unearned
               Number of     Number of      Number of                           Units    of       Other       Shares,
               Securities    Securities     Securities                          of       Stock    Rights      Units or
               Underlying    Underlying     Underlying                          Stock    That     that Have   Other
               Unexercised   Unexercised    Unexercised   Option                That     Have     Not         Rights
               Options       Options        Unearned      Exercise  Option      Have     Not      Vested (#)  That
Name           (#)           (#)            Options       Price     Expiration  Not      Vested   (i)         Have Not
               Exercisable   Unexercisable  (#)           ($)       Date        Vested   ($)                  Vested
(a)            (b)           (c)            (d)           (e)       (f)         (#)(g)   (h)                  (#)(j)
-------------- ------------- -------------- ------------- --------- ----------- -------- -------- ----------- ----------
Theodore
Farnsworth                0              0             0       n/a         n/a        0      n/a           0          0
-------------- ------------- -------------- ------------- --------- ----------- -------- -------- ----------- ----------
Jerry
Pearring                  0              0             0       n/a         n/a        0      n/a           0          0
-------------- ------------- -------------- ------------- --------- ----------- -------- -------- ----------- ----------
Barry
Willison                  0              0             0       n/a         n/a        0      n/a           0          0
-------------- ------------- -------------- ------------- --------- ----------- -------- -------- ----------- ----------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At March 31, 2007, there were 56,511,900 shares of our common stock, 200,000 and 1,100,000 shares, respectively, of our Series A and Series D Convertible Preferred Stock and 50 shares of Series B Convertible Preferred Stock issued and outstanding. Our common stock and Series A and Series D Convertible Preferred Stock are our only classes of our voting securities; the holders of Series B Convertible Preferred Stock have no voting rights except in limited instances in which their rights pursuant to the designations, rights and preferences of the Series B Convertible Preferred Stock could be changed or materially adversely affected. Each share of common stock has one vote per share; each share of Series A has five votes per share and Series D Convertible Preferred Stock has two hundred votes per share. The 15,789,472 shares of common stock that are being held in escrow relating to the Cogent Capital Equity Swap do not have common stock voting rights so long as they remain in escrow.

         The following table sets forth, as of March 31, 2007, information known to us relating to the beneficial ownership of these shares by:

         - each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
         -        each director;
         -        each executive officer; and
         -        all executive officers and directors as a group.

         Percentage of Voting Control in the following table is based upon the number of issued and outstanding shares of our common stock, shares of our

Series D Convertible Preferred Stock and shares of our Series A Cumulative Convertible Voting Preferred Stock at March 31, 2007. At March 31, 2007 the holders of our outstanding shares of voting securities were entitled to an aggregate of 261,722,428 votes at any meeting of our stockholders, which includes 40,722,428 votes attributable to the outstanding shares of common stock (net of the 15,789,472 shares held in escrow which do not have voting rights), 1,000,000 votes attributable to the outstanding shares of Series A Cumulative Convertible Voting Preferred Stock and 220,000,000 votes attributable to the outstanding shares of Series D Convertible Preferred Stock.

         Unless otherwise indicated, the business address of each person listed is in care of 2 South University Drive, Suite 220, Plantation, FL 33324. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 31, 2007 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 31, 2007 have been exercised or converted.

--------------------------------------- ------------------------------------------------------------------------------ -------------
                                                          Amount and Nature of Beneficial Ownership
--------------------------------------- ------------------------- --------------------------- ------------------------ -------------
                                                                     Series A Cumulative              Series D         Percentage of
                                                                      Convertible Voting             Convertible         of Voting
                                              Common Stock             Preferred Stock            Preferred Stock         Control
--------------------------------------- ------------ ------------ ------------- ------------- ------------ ----------- -------------
                                            # of           % of         # of            % of      # of           % of
                                           Shares         Class        Shares          Class     Shares         Class
--------------------------------------- ------------ ------------ ------------- ------------- ------------ ----------- -------------
Theodore Farnsworth(1)                    1,312,773         3.2%       200,000          100%    1,100,000        100%          84.9%
--------------------------------------- ------------ ------------ ------------- ------------- ------------ ----------- -------------
Barry Willson                             2,125,000         5.2%             0           n/a            0         n/a              *
--------------------------------------- ------------ ------------ ------------- ------------- ------------ ----------- -------------
All officers and directors as a group
(two persons)(1)                          3,437,773         8.4%       200,000          100%    1,100,000        100%          85.8%
--------------------------------------- ------------ ------------ ------------- ------------- ------------ ----------- -------------
Broadlawn Master Fund(2)                  5,150,000        12.6%             0           n/a            0         n/a           2.0%
--------------------------------------- ------------ ------------ ------------- ------------- ------------ ----------- -------------

----------
*   represents less than 1%

(1) Includes 12,773 shares of our common stock owned by Xstream Beverage, Inc., a company of which Mr. Farnsworth is the owner.

(2) Broadlawn Master Fund's address is 40 Cuttermill Road, Suite 402,Great Neck, NY 11021.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us which have been approved by our stockholders and any compensation plans not previously approved by our stockholders as of December 31, 2006.

------------------------------------------------------------- ----------------- ------------------ -------------------
                                                              Number of         Weighted average   Number of
                                                              securities to     exercise price     securities
                                                              be issued upon    of outstanding     remaining
                                                              exercise of       options,           available for
                                                              outstanding       warrants and       future issuance
                                                              options,          rights (b)         under equity
                                                              warrants and                         compensation
                                                              rights (a)                           plans (excluding
                                                                                                   securities
                                                                                                   reflected in
                                                                                                   column (a)) (c)
------------------------------------------------------------- ----------------- ------------------ -------------------
Plan category
------------------------------------------------------------- ----------------- ------------------ -------------------
Plans approved by our stockholders:                                          0         n/a                          0
------------------------------------------------------------- ----------------- ------------------ -------------------
Plans not approved by our stockholders                                       0         n/a                          0
------------------------------------------------------------- ----------------- ------------------ -------------------

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         None

DIRECTOR INDEPENDENCE

         None of the members of our Board of Directors are "independent" within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

                                    PART IV

ITEM 13. EXHIBITS

       The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.                      Description
-----------                      -----------

2.1 Definitive Agreement and Plan of Reverse Acquisition between Geyser Group, Ltd. and Power Beverage Corp. (1)
2.2 Agreement and Plan of Merger by and between Beverage Network of Maryland, Inc., Xstream Beverage Network, Inc., Global Merger Corp. and Global Beverage Solutions, Inc. dated as of January 31, 2007 (18)
2.3 Amendment No. 1 to the Agreement and Plan of Merger by and between Beverage Network of Maryland, Inc., Xstream Beverage Network, Inc., Global Merger Corp. and Global Beverage Solutions, Inc. dated as of February 23, 2007 (19)
3.1    Articles of Incorporation (2)
3.2    Certificate of Amendment to the Articles of Incorporation (2
3.3    Certificate of Amendment to the Articles of Incorporation (2)
3.4    Certificate of Amendment to the Articles of Incorporation (1)
3.5    Certificate of Amendment to the Articles of Incorporation (11)
3.6    Certificate of Amendment to the Articles of Incorporation (11)
3.7    Certificate of Amendment to the Articles of Incorporation (9)
3.8 Certificate of Amendment to the Articles of Incorporation regarding an increase in the number of authorized shares of common stock (13)
3.9    Certificate of Designation of Series D Convertible Preferred Stock (17)
4.1    $3,000,000 principal amount secured convertible term note (8)
4.2    Common Stock Purchase Warrant (8)
4.3    Form of Series A Warrant (9)
4.4    Form of Series B Warrant (9)
4.5    Form of $0.76 common stock purchase warrant (11)
4.6    Form of unsecured subordinated 12% convertible promissory note (11)
4.7    Form of bridge loan promissory note (14)
4.8    Form of cashless warrant (14)
4.9    $2,000,000 principal amount secured convertible term note (16)
4.10   $4,000,000 principal amount secured non-convertible term note (16)
4.11 $4,000,000 principal amount secured revolving non-convertible term note (16)
10.1   2002 Stock Option Plan (3)
10.2 Employment Agreement between the Company and Theodore Farnsworth dated as of February 1, 2002 (3)
10.3   Promissory Note with EDA Family Limited Partnership (3)
10.4 Stock Exchange Agreement between Xstream Beverage Group, Inc. and the shareholders of Total Beverage Network, Inc. (4)
10.5 Purchase and Sale Agreement between Total Beverage Network, Inc. and Universal Florida Beverage Distributors, Inc. (4)
10.6 Asset Purchase and Sale Agreement between Beverage Network of Connecticut and Finish-Line Distributors, Inc. (5)
10.7 Consulting Agreement between Steve Haglund and Xstream Beverage Group, Inc. (5)
10.8 Consulting Agreement between Edward Arioli and Xstream Beverage Group, Inc. (5)
10.9 Asset Purchase Agreement dated March 1, 2004, by and among Beverage Network of Hawaii and Pacific Rim Natural Juice Company, Inc.(6)
10.10 Assignment of Trademark entered into between Xstream Brands, Inc. and The Maui Juice Company Inc. (6)
10.11 Business Consulting Agreement between Beverage Network of Hawaii, Inc. and Larry Lassek (6)
10.12 Assignment of Trademark entered into Between Xstream Brands, Inc. and Squeeze Beverage, Inc. (6)
10.13 Employment Agreement entered into between Xstream Beverage Group, Inc. and Theodore Farnsworth dated February 5, 2004 (6)
10.14 Employment Agreement entered into between Xstream Beverage Group, Inc. and Barry Willson dated February 5, 2004 (6)
10.15 Employment Agreement entered into between Xstream Beverage Group, Inc. and Jerry Pearring dated February 5, 2004 (6)
10.16 Asset Purchase Agreement dated March 15, 2004, by and among Beverage Network of Massachusetts, Inc. and Ayer Beverages, Inc. (7)
10.17 Securities Purchase Agreement dated May 14, 2004 between Xstream Beverage Group, Inc. and Laurus Master Fund, Ltd. (8)
10.18  Master Security Agreement (8)
10.19  Registration Rights Agreement (8)
10.20  Subsidiary Guaranty (8)
10.21  Grant of Security Interest in Patents and Trademarks (8)
10.22  Stock Pledge Agreement (8)
10.23  Funds Escrow Agreement (8)
10.24  Restricted Account Side Letter (8)
10.25  Restricted Account Agreement (8)
10.26  Lease for principal executive offices (11)
10.27  Letter agreement dated January 8, 2005 with Master Distributors, Inc.(11)
10.28 Distributorship Agreement between Master Distributors, Inc. and Welch Foods, Inc.(11)
10.29 Distribution Agreement between Master Distributors, Inc. and Tazo Tea Company (11)
10.30 Distribution Agreement between Master Distributors, Inc. and Hansen Beverage Company dated August 16, 2004 (11)

10.31  Form of Amended and Restated Escrow Agreement (12)
10.32  Form of ISDA 2002 Master Agreement (12)
10.33  Form of ISDA Credit Support Annex (11)
10.34 Form of letter agreement with Cogent Capital regarding equity option transaction (11)
10.35 Form of letter agreement with Cogent Capital regarding equity swap transaction (11)
10.36 Form of Escrow Agreement with Cogent Capital and Investors Bank & Trust Company (11)
10.37  Form of Registration Rights Agreement with Cogent Capital (11)
10.38  Form of Placement Agency Agreement with Maxim Group (10)**
10.39  Beverage Network of Hawaii lease agreement (14)
10.40  Form of Financial Advisory Agreement with Maxim Group (14)
10.41  Form of Amendment No. 1 to the Financial Advisory Agreement with Maxim
       Group
10.42  Form of Amendment No. 2 to the Financial Advisory Agreement with Maxim
       Group
10.43  Security and Purchase Agreement (16)
10.44  Registration Rights Agreement
10.45  Stock Pledge Agreement (16)
10.46  Grant of Security Interest in Patents and Trademarks (16)
10.47  Reaffirmation and Ratification Agreement and Amendment (16)
10.48 Secured Promissory Note in the principal amount of $2,000,000 dated January 31, 2007 from Global Beverage Solutions, Inc. *
10.49  Amendment No. 1 to the $2,000,000 Secured Promissory Note *
10.50 Global Beverage Solutions, Inc. and Certain of its Subsidiaries Master Security Agreement dated January 31, 2007 *
10.51 Stock Pledge Agreement dated January 31, 2007 by and between Xstream Beverage Network, Inc. and Global Beverage Solutions, Inc. *
10.52  Subsidiary Guaranty dated January 31, 2007 *
14.1   Code of Ethics and Business Conduct(20)
21     Subsidiaries of the registrant (10)
31.1   Section 302 Certificate of Chief Executive Officer *
31.2   Section 302 Certificate of principal financial and accounting officer *
32.1 Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer*

----------
 *     filed herewith

(1) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on October 17, 2001.
(2) Incorporated by reference to the registrant's Annual Report on Form 10-KSB as filed with the SEC on October 27, 1999.
(3) Incorporated by reference to the registrant's Annual Report on Form 10-KSB as filed with the SEC on May 15, 2002.
(4) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on May 6, 2003.
(5) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on June 16, 2003.
(6) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on March 10, 2004.
(7) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on March 30, 2004.
(8) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on May 25, 2004.
(9) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on August 5, 2004.
(10) Incorporated by reference to the registrant's registration statement on Form SB-2 SEC file number 333-119403, as amended.
(11) Incorporated by reference to the registrant's registration statement on Form SB-2, SEC file number 333-119403, as amended.
(12) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on July 7, 2005.
(13) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on July 8, 2005.
(14) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on October 3, 2005.
(15) Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2005.
(16) Incorporated by reference to the registrant's Report on Form 8-K as filed with the SEC on April 14, 2006.
(17) Incorporated by reference to the registrant's Report on Form 8-K as filed on December 22, 2006.
(18) Incorporated by reference to the registrant's Report on Form 8-K as filed on February 7, 2007.
(19) Incorporated by reference to the registrant's Report on Form 8-K as filed on March 2, 2007.
(20) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Sherb & Co., LLP was engaged on December 22, 2004 to serve as our independent registered public accounting firm for fiscal 2005 and fiscal 2006. The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb & Co., LLP for the 2006 and 2005 fiscal years, respectively.

                                       Fiscal 2006        Fiscal 2005
                                       -----------        -----------

Audit Fees                              $ 75,000            $ 62,000
Audit-Related Fees                      $  1,500            $ 22,500
Tax Fees                                $      0            $ 16,442
                                        --------            --------
       Total                            $ 76,500            $100,942
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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2007                         XSTREAM BEVERAGE GROUP, INC.

                                              By:   /s/ Theodore Farnsworth
                                                    -----------------------
                                              Theodore Farnsworth, Chairman of
                                              the Board, President, CEO,
                                              principal executive officer and
                                              principal financial and accounting
                                              officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                    Title                           Date
       ---------                    -----                           ----

/s/ Theodore Farnsworth       Chairman, President and CEO       April 17, 2007
------------------------      principal executive officer
Theodore Farnsworth           and principal financial and accounting officer


/s/ Barry Willson             Vice Chairman and                 April 17, 2007
------------------------      Chief Scientific Officer
Barry Willson

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

Notes to Consolidated Financial Statements                        F-7 to F-52

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Xstream Beverage Network, Inc.

We have audited the accompanying consolidated balance sheet of Xstream Beverage Network, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xstream Beverage Network, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses, accumulated deficit and working capital deficit of $26,512,778, $60,463,681 and $14,615,352 respectively, for the year ended December 31, 2006. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/Sherb & Co., LLP
                                                    Certified Public Accountants

Boca Raton, Florida
April 13, 2007

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                    December 31, 2006
                                                                                    -----------------
ASSETS
      Current Assets:
          Cash                                                                           $      1,300
          Accounts receivable                                                                  12,227
          Other receivables                                                                    53,436
          Inventory                                                                           208,018
          Assets of discontinued operations                                                 2,834,686
                                                                                         ------------
              Total current assets                                                          3,109,667
                                                                                         ------------

      Property and equipment, net of accumulated depreciation of $14,428                       16,137
                                                                                         ------------
      Other Assets:
          Capitalized funding costs,net                                                       933,584
          Other assets                                                                         17,118
                                                                                         ------------
              Total other assets                                                              950,702
                                                                                         ------------
Total Assets                                                                             $  4,076,506
                                                                                         ============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
      Liabilities:
          Current Liabilities:
              Loans payable                                                              $  1,402,156
              Loans payable - related party                                                    50,455
              Revolving line of credit                                                      1,028,273
              Convertible notes payable                                                     4,363,900
              Current portion of long term debt, net of discount of $110,542                3,116,908
              Accounts payable                                                                813,125
              Overdraft liability                                                              16,639
              Accrued expenses                                                              2,280,182
              Dividends payable                                                               126,066
              Derivative liabilities                                                        2,426,278
              Liabilities of discontinued operations                                        2,101,037
                                                                                         ------------
                  Total current liabilities                                                17,725,019
                                                                                         ------------

          Long Term Liabilities:
              Notes payable, net of discount of $138,173                                    2,858,970
              Convertible notes payable, net of discount of $1,500,000                        636,750
              Preferred Series B ($0.001 par value, 40 Shares issued and outstanding),
              net of discount of $246,366                                                   1,284,193
                                                                                         ------------
                  Total long term liabilities                                               4,779,913
                                                                                         ------------
                  Total Liabilities                                                        22,504,932
                                                                                         ------------
      Stockholders' Deficiency
          Preferred Stock, $0.001 par value,
              Series A, 200,000 shares issued and outstanding                                     200
          Preferred Stock, $0.001 par value, 4,000,000 shares authorized
              Series D, 1,100,000 shares issued and outstanding                                 1,100
          Common Stock, $0.001 par value, 250,000,000 shares authorized,
          52,717,580 issued and outstanding                                                    52,717
          Additional paid in capital                                                       44,076,801
          Accumulated deficit                                                             (60,463,681)
          Subscription receivable                                                          (1,654,135)
          Deferred consulting                                                                (398,803)
          Deferred costs                                                                      (42,625)
                                                                                         ------------
                  Total Stockholders' Deficiency                                          (18,428,426)
                                                                                         ------------
TOTAL LIABILITIES & STOCKHOLDERS'  DEFICIENCY                                            $  4,076,506
                                                                                         ============


          See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Years Ended December 31,
                                                              2006            2005
                                                         ------------    ------------

Sales                                                    $    284,118    $    247,578

Cost of goods sold                                            273,218         215,297
                                                         ------------    ------------
Gross profit                                                   10,900          32,281
Expense
    Marketing & selling                                        99,907          83,847
    Compensation                                            2,363,015       1,093,313
    Rent                                                       51,491          17,694
    Consulting fees                                         2,052,867       3,735,882
    Professional fees                                         328,412         362,617
    Bad debt expense                                           42,827         230,466
    Other general & administrative                            298,246         352,934
    Impairment expense                                        303,017            --
                                                         ------------    ------------
        Total operating expense                             5,539,782       5,876,753
                                                         ------------    ------------
Loss from continuing operations                            (5,528,882)     (5,844,472)
Other Income/(Expense)
    Other income                                               11,132            --
    Interest income                                              --             1,528
    Interest expense                                      (11,275,405)     (8,007,135)
    Derivative liability expense                             (765,528)     (2,223,134)
    Change in fair value of derivatives                     5,384,125      16,383,621
    Other expenses                                           (928,968)           --
    Realized loss- subcription receivable                 (12,555,897)           --
                                                         ------------    ------------
        Total other income/(expense)                      (20,130,541)      6,154,880
                                                         ------------    ------------
Income (Loss) from continuing operations                  (25,659,423)        310,408
                                                         ------------    ------------

Loss from discontinued operations                            (853,355)     (2,264,102)
                                                         ------------    ------------

Net loss                                                  (26,512,778)     (1,953,694)
                                                         ------------    ------------

Unrealized loss on subscription receivable               $       --      $ (8,242,104)
                                                         ------------    ------------
Comprehensive loss                                        (26,512,778)    (10,195,798)
                                                         ------------    ------------
Preferred stock dividends                                    (105,060)       (137,718)
                                                         ------------    ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                $(26,617,838)   $ (2,091,412)
                                                         ============    ============

Net Loss per share - Basic and diluted                   $      (0.65)   $      (0.13)
                                                         ============    ============

Weighted Average Shares Outstanding -Basic and diluted     40,883,419      16,674,358
                                                         ============    ============


          See accompanying notes to consolidated financial statements.

                 Xstream Beverage Network, Inc. and Subsidiaries
                Statement of Changes in Stockholders' Deficiency
                 For the Years Ended December 31, 2006 and 2005


                                          Preferred Stock                 Common Stock                    Common Stock
                                   ----------------------------   ----------------------------    ----------------------------
                                      Shares          Amount         Shares          Amount         Issuable         Amount
                                   ------------    ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2004              200,043             200      2,797,625           2,798         180,850             181

Stock issued for services                    10            --        4,269,057           4,269            --              --

Stock issued for loan fee                  --              --          541,950             542            --              --

Stock issued as pledge of
  collateral                               --              --          350,000             350            --              --

Issuance of shares  previously
  issuable                                 --              --          180,850             181        (180,850)           (181)

Stock issued for Preferred
  Series B Conversion                        (5)           --          343,421             343            --              --

Stock issued for Dividends &
  Liquidated Damages                         11            --             --              --              --              --

Stock cancelled & returned
  to Treasury                              --              --           (1,000)             (1)           --              --

Stock issued for Cogent
  Equity Swap                              --              --       19,736,848          19,737            --              --

Stock issued for exercise
  of warrants                              --              --          263,306             263            --              --

Discount on Cogent
  Equity Swap                              --              --             --              --              --              --

Expenses on Cogent Transaction             --              --             --              --              --              --

Amortization of deferred
  consulting and fees                      --              --             --              --              --              --

Dividends-Preferred Stock                  --              --             --              --              --              --

Accumulated other
  comprehensive loss                       --              --             --              --              --              --

Net loss for the year                      --              --             --              --              --              --
                                   ------------    ------------   ------------    ------------    ------------    ------------

 Balance, December 31, 2005             200,059             200     28,482,057          28,482            --              --

Stock issued for services             1,100,000           1,100     14,567,000          14,567            --              --

Stock issued in connection
  with notes payable                       --              --        8,272,500           8,273            --              --

Stock issued as pledge of
  collateral                               --              --          125,000             125            --              --

Stock issued for Preferred
  Series B Conversions                      (19)           --        1,271,023           1,270            --              --

Discount on Cogent Equity Swap             --              --             --              --              --              --

Derivative liabilty reclassified
  to equity                                --              --             --              --              --              --

Amortization of deferred
  consulting and fees                      --              --             --              --              --              --

Dividends-Preferred Stock                  --              --             --              --              --              --

Accumulated other
  comprehensive loss                       --              --             --              --              --              --

Transfer of unrealized loss
  on Subscription
   Receivable                              --              --             --              --              --              --

Net loss for the year                      --              --             --              --              --              --
                                   ------------    ------------   ------------    ------------    ------------    ------------

 Balance, December 31, 2006           1,300,040    $      1,300     52,717,580    $     52,717    $       --      $       --
                                   ============    ============   ============    ============    ============    ============


[restubbed table]


                                    Additional
                                     Paid-in        Accumulated   Comprehensive      Deferred        Deferred
                                     Capital          Deficit          Loss         Consulting         Fees
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2004           20,775,712     (31,754,431)           --          (420,000)           --

Stock issued for services             3,084,341            --              --        (1,973,707)           --

Stock issued for loan fee               539,929            --              --              --          (343,073)

Stock issued as pledge of
  collateral                               (350)           --              --              --              --

Issuance of shares  previously
  issuable                                 --              --              --              --              --

Stock issued for Preferred
  Series B Conversion                      (343)           --              --              --              --

Stock issued for Dividends &
  Liquidated Damages                    528,845            --              --              --              --

Stock cancelled & returned
  to Treasury                                 1            --              --              --              --

Stock issued for Cogent
  Equity Swap                        14,980,263            --              --              --              --

Stock issued for exercise
  of warrants                              (263)           --              --              --              --

Discount on Cogent
  Equity Swap                          (468,174)           --              --              --              --

Expenses on Cogent Transaction       (1,178,520)           --              --              --              --

Amortization of deferred
  consulting and fees                      --              --         1,631,167         188,837            --

Dividends-Preferred Stock                  --          (137,718)           --              --              --

Accumulated other
  comprehensive loss                       --              --        (8,242,104)           --              --

Net loss for the year                      --        (1,953,694)           --              --              --
                                   ------------    ------------    ------------    ------------    ------------

 Balance, December 31, 2005          38,261,441     (33,845,843)     (8,242,104)       (762,540)       (154,236)

Stock issued for services             3,035,439            --              --        (1,253,443)           --

Stock issued in connection
  with notes payable                  2,046,253            --              --              --        (1,210,360)

Stock issued as pledge of
  collateral                               (125)           --              --              --              --

Stock issued for Preferred
  Series B Conversions                  650,730            --              --              --              --

Discount on Cogent Equity Swap         (321,794)           --              --              --              --

Derivative liabilty reclassified
  to equity                             404,857            --              --              --              --

Amortization of deferred
  consulting and fees                      --              --              --         1,617,180       1,321,971

Dividends-Preferred Stock                  --          (105,060)           --              --              --

Accumulated other
  comprehensive loss                       --              --        (4,313,793)           --              --

Transfer of unrealized loss
  on Subscription
   Receivable                              --              --        12,555,897            --              --

Net loss for the year                      --       (26,512,778)           --              --              --
                                   ------------    ------------    ------------    ------------    ------------

 Balance, December 31, 2006        $ 44,076,801    $(60,463,681)   $       --      $   (398,803)   $    (42,625)
                                   ============    ============    ============    ============    ============

[restubbed table]

                                     Subscription
                                   Promissory Note
                                      Receivable        Total
                                     ------------    ------------
Balance, December 31, 2004                   --       (11,395,540)

Stock issued for services                    --         1,114,903

Stock issued for loan fee                    --           197,398

Stock issued as pledge of
  collateral                                 --              --

Issuance of shares  previously
  issuable                                   --              --

Stock issued for Preferred
  Series B Conversion                        --              --

Stock issued for Dividends &
  Liquidated Damages                         --           528,845

Stock cancelled & returned
  to Treasury                                --              --

Stock issued for Cogent
  Equity Swap                         (15,000,000)           --

Stock issued for exercise
  of warrants                                --              --

Discount on Cogent
  Equity Swap                             468,174            --

Expenses on Cogent Transaction               --        (1,178,520)

Amortization of deferred
  consulting and fees                        --         1,820,004

Dividends-Preferred Stock                    --          (137,718)

Accumulated other
  comprehensive loss                    8,242,104            --

Net loss for the year                        --        (1,953,694)
                                     ------------    ------------

 Balance, December 31, 2005            (6,289,722)    (11,004,322)

Stock issued for services                    --         1,797,663

Stock issued in connection
  with notes payable                         --           844,166

Stock issued as pledge of
  collateral                                 --              --

Stock issued for Preferred
  Series B Conversions                       --           652,000

Discount on Cogent Equity Swap            321,794            --

Derivative liabilty reclassified
  to equity                                  --           404,857

Amortization of deferred
  consulting and fees                        --         2,939,151

Dividends-Preferred Stock                    --          (105,060)

Accumulated other
  comprehensive loss                    4,313,793            --

Transfer of unrealized loss
  on Subscription
   Receivable                                --        12,555,897

Net loss for the year                        --       (26,512,778)
                                     ------------    ------------

 Balance, December 31, 2006          $ (1,654,135)   $(18,428,426)
                                     ============    ============


     See accompanying notes to consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                              2006             2005
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations                                           $(25,659,423)        310,408

Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:

Bad debts                                                                       42,827         230,466
Depreciation                                                                     5,473           4,814
Amortization of deferred fees and consulting                                 2,939,151       1,820,004
Amortization of debt discount to interest expense                            4,516,422       3,666,543
Liquidated damages for failure to timely file registration statement           383,597       1,314,000
Amortization of capitalized funding Costs                                    2,037,579       1,475,870
Default premium - Laurus Master Fund                                              --           166,821
Stock based loan fee                                                           844,166         197,398
Stock based services                                                         1,797,663       2,146,825
Derivative liability expense                                                   765,528       2,223,134
Change in fair value of derivative liabilities                              (5,384,125)    (16,383,621)
Realized loss-transfer of subscription receivable                           12,555,897            --
Impairment of intangibles                                                      303,017            --

Changes in operating assets and liabilities:
Accounts receivable                                                            (20,965)        (34,089)
Inventory                                                                     (129,946)         (7,576)
Other current and non-current assets                                            19,067         (89,621)
Accounts payable                                                               459,589         (50,786)
Accrued expenses                                                               307,423         203,158
Accrued interest included in notes payable and revolving line of credit      1,647,743         285,335
                                                                          ------------    ------------

Net cash used in continuing operating activities                            (2,569,317)     (2,520,917)
                                                                          ------------    ------------

Loss from discontinued operations                                             (853,355)     (2,264,102)

Adjustments to reconcile loss from discontinued operations to net cash provided by (used in) discontinued operating activities:

Loss on disposal of fixed assets                                                40,175            --
Net book values of assets written off                                           30,502            --
Depreciation                                                                    79,004          87,663
Bad debt                                                                        18,008          75,129
Impairment of intangibles                                                       65,789       1,163,830
Amortization of intangibles                                                    397,843         424,485
Decrease in net assets from discontinued operations                            298,327         279,317
Increase (Decrease) in net liabilities from discontinued operations            424,565        (176,060)
                                                                          ------------    ------------

Net cash provided by (used in) discontinued operations                         500,858        (409,738)
                                                                          ------------    ------------

Net cash used in operating activities                                       (2,068,459)     (2,930,655)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                           (4,789)         (3,017)
Acquisition of property and equipment - discontinued operations                (40,480)        (15,992)
Proceeds from disposition of fixed assets - discontinued operations             10,420            --
                                                                          ------------    ------------

Net cash used in investing activities                                          (34,849)        (19,009)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans                                               50,100            --
Repayments of related party loans                                              (50,000)           --
Repayments of related party loans - discontinued operations                       --          (136,000)
Proceeds from non-related party loans                                        4,700,000       3,844,500
Repayments of non-related party loans                                       (3,231,856)       (441,741)
Repayments of non-related party loans - discontinued operations                   --           (24,502)
Capitalized funding costs                                                     (294,500)       (737,234)
Disbursement of restricted cash                                                   --           452,771
Cash overdraft                                                                  16,639            --
Proceeds received from revolving line of credit                              4,617,800            --
Payments on revolving line of credit                                        (3,796,031)           --
                                                                          ------------    ------------

Net cash provided by financing activities                                    2,012,152       2,957,794
                                                                          ------------    ------------

Net cash increase (decrease)                                                   (91,156)          8,130
Cash at beginning of year                                                       92,456          84,326
                                                                          ------------    ------------
Cash at end of year                                                       $      1,300    $     92,456
                                                                          ============    ============

Supplemental Disclosure of Cash Flow Information:


Cash paid during the period for:
     Interest paid                                                        $  1,362,986    $    355,438
     Taxes paid                                                           $       --      $       --

Supplemental Disclosure of Non-cash Investing and
Financing Activities:

Reclassification of preferred Series B to equity                          $    652,000    $       --
Reclassification of derivative liability to equity                        $    404,857    $       --
Common stock issued for deferred consulting                               $  1,253,443    $  1,973,707
Common stock issued for deferred fees                                     $  1,210,360    $    343,073
Fair value of common stock issued related to Cogent tansaction            $       --      $ 15,000,000
Accrual for deferred financing fees related to Cogent transaction         $       --      $  1,178,520
Fair value of derivative liabilities associated with debt discount        $  1,834,188    $  3,606,146
Fair value of derivatives associated with deferred financing fees         $       --      $    625,568
Preferred stock issued for payment of dividends and liquidated damages    $       --      $    528,845
Dividends - preferred stock                                               $    105,060    $    137,718
Issuance of convertible note for payment of liquidated damages, default
  interest and debt discount                                              $  2,000,000    $       --

          See accompanying notes to consolidated financial statements.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND NATURE OF BUSINESS

         Xstream Beverage Network, Inc. ("XStream") is an operating brand development and distribution company and completed the first five acquisitions anticipated in its business strategy as follows:

         Beverage Network of South Florida, ("BNSF")          April 9, 2003
         Beverage Network of Connecticut, Inc. ("BNCT")         May 1, 2003
         Beverage Network of Hawaii ("BNHI")                  March 1, 2004
         Beverage Network of Massachusetts ("BNMA")          March 15, 2004
         Beverage Network of Maryland, Inc. ("BNMD")           July 1, 2004

         These acquisitions were accounted for under the purchase method.

         DISCONTINUED OPERATIONS

         On December 15, 2006, the Company signed a Letter of Intent to sell its distribution subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), to Global Beverage Solutions, Inc. ("Global Beverage"). The Company and Global Beverage signed an Agreement and Plan of Merger ("Merger Agreement") dated January 31, 2007, as amended on February 23, 2007, whereby the Company will sell its distribution subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), to Global Beverage. The Company closed on this transaction on February 23, 2007 (See Note 22 - Subsequent events).

         On December 15, 2006, the Company decided to discontinue the operations of BNSF, BNCT, BNHI, and BNMA because of (a) the disappointing performance of the subsidiaries including continuing operating losses; and (b) the Company's lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable.

         Accordingly, BNMD, BNSF, BNCT, BNHI, and BNMA are reported as discontinued operations, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation (See Note 21 - Discontinued Operations).

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of XStream and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, inventory reserves, depreciation and amortization, taxes, contingencies, impairment allowances, and valuation of debt discounts and derivative liabilities. Such estimates are reviewed on an on-going basis and actual results could differ from those estimates.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Cash and cash equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

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

         RISKS AND UNCERTAINTIES

         The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During 2006, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, and depreciation is computed using the straight line method over the estimated economic useful life. Leasehold improvements are amortized using the straight-line method over the lease term. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

         GOODWILL, TRADEMARKS AND OTHER INTANGIBLES

         Acquired goodwill is considered to have an indefinite life pursuant to Statement of Financial Accounting Standards No. SFAS 142, "Goodwill and Other Intangible Assets," and accordingly is not amortized but subject to periodic impairment tests. Acquired customer lists are considered to have a finite life, pursuant to SFAS 142, to be amortized over the period the asset is expected to contribute to the future cash flows. XStream expects the period to be five years. The customer lists are also subject to periodic impairment tests. Acquired trademarks are considered to have an infinite life but are subject to impairment analysis on an annual basis. In accordance with SFAS No. 142, the Company is required to evaluate the carrying value of its intangible assets (goodwill, trademarks and customer lists) subsequent to their acquisition. Between April 2003 and through December 31, 2004, the Company acquired five beverage distribution companies together with a natural juice company and certain intellectual property rights related to other new age beverage names. The Company's intangible assets, including goodwill, trademarks and customers lists, were acquired in these acquisitions.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

         We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any exceeds its fair market value. Management determined that the balance of $303,017 of the trademarks for Maui Juice and Squeeze soda was deemed impaired. The Company recognized impairment expense attributable to trademarks in the amount of $303,017 for the year ended December 31, 2006. The Company recognized impairment expense attributable to goodwill and customer list in the amount of $65,789 and $1,163,830 for the year ended December 31, 2006 and 2005, respectively, and was included in loss from discontinued operations (See Note 7 - Customer list and Note 8 - Goodwill).

         STOCK-BASED COMPENSATION

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock- based payment transactions including shares issued under its stock option plans in the financial statements.

         Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the period ended December 31, 2006 and 2005, the Company did not grant any stock options.

         The following table sets forth the computation of basic and diluted income per share for the year ended December 31, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                                          2005
                                                                          ----

         Net loss                                        As reported   $(1,953,694)
         Add: Stock-based employee compensation
         expense included in reported
         net loss, net of related tax effects                          $        --
         Deduct: Total stock based employee
         compensation expense determined under fair
         value based method for all awards, (5) 1 net
         of related tax effects                                        $        --
                                                         Pro forma     $(1,953,694)

         Net loss per share - basic and diluted          As reported   $      (.13)
                                                         Pro forma     $      (.13)

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, and other current asset and liabilities approximate fair value due to the relatively short period to maturity for these instruments.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         SHIPPING AND HANDLING COSTS

         The Company follows the guidance of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". The Company's shipping costs of $38,209 and $621 for the years ending December 31, 2006 and 2005, respectively, are included in costs of goods sold.

         DERIVATIVE INSTRUMENTS

         The Company accounts for its liquidated damages pursuant to Emerging Issue Task Force ("EITF ")05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, the liquidated damages paid in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on its consolidated financial statements.

         RECLASSIFICATION

         Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on the reported net loss.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         GOING CONCERN

         As reflected in the accompanying consolidated financial statements, the Company, has a net loss in 2006 of $26,512,778, cash used in operations in 2006 of $2,068,459 and an accumulated deficit of $60,463,681 at December 31, 2006, stockholders' deficiency of $18,428,426 and a working capital deficit of $14,615,352 at December 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital to implement its business plan. The Company believes that these actions provide the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         RECENT ACCOUNTING PRONOUNCEMENTS (continued)

         positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - NET LOSS PER COMMON SHARE

         In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 2 - NET LOSS PER COMMON SHARE (continued)

         The Company's common stock equivalents at December 31, 2006 include the following:

         Series A Cumulative Convertible Preferred Stock       200,000
         Series B Convertible Preferred Stock                5,311,414
         Series D Convertible Preferred Stock                1,100,000
         Warrants                                            9,955,423
         Convertible notes                                  13,090,881
                                                        --------------
                                                            29,657,718
                                                        ==============

NOTE 3 - INVENTORY

         Inventories are stated at the lower of cost or market determined in a "first-in, first-out" basis. The Inventory balance consisted of the following:
                                                       December 31, 2006
                                                       -----------------

         Resalable products                                $  164,698
         Proprietary brand raw materials                       43,320
                                                           ----------
         Total:                                            $  208,018
                                                           ==========
NOTE 4 - OTHER RECEIVABLES

         The balance of other receivables as of December 31, 2006 consisted of a release of writ from a note holder in December 2006 amounting to $53,436. The note holder garnished the bank account of the Company during 2006 and the total amount of $53,436 was refunded back to the Company in January 2007.

NOTE 5 - FIXED ASSETS

         Property and equipment at December 31, 2006 is as follows:

                                  Useful life       December 31, 2006
                                  -----------       -----------------

         Office Equipment            5 years           $   29,565
         Furniture & Fixtures        7 years                1,000
                                                       ----------
                                                           30,565

         Less: Accumulated depreciation                   (14,428)
                                                       ----------
         Net                                           $   16,137
                                                       ==========

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 5 - FIXED ASSETS (continued)

         Depreciation expense for the fiscals years ended is as follows:

                                                             2006        2005
                                                           --------    --------
         Depreciation expense                              $  5,473    $  4,814
         Depreciation expense - discontinued operations      79,004      87,663
                                                           --------    --------
         Total Depreciation expense                        $ 84,477    $ 92,477
                                                           ========    ========

         During 2006, the Company disposed of certain fixed assets of BNSF, BNCT and BNMA with net book values of $50,595 that were sold for $10,420 and recorded a loss on disposal of assets of $40,175 which was included in the loss from discontinued operations in the accompanying consolidated statements of operations (See Note 21 - Discontinued Operations).

NOTE 6 - CAPITALIZED FUNDING COSTS, NET

         The table below summarizes the balance of capitalized funding costs as of December 31, 2006:

                                                          December 31, 2006
                                                          ------------------
         Capitalized Funding Costs                            $5,027,822

         Accumulated Amortization:                            (4,094,238)
                                                              ----------
                  Net:                                        $  933,584
                                                              ==========

         In March 2004, the Company entered into a placement agent agreement to assist with capital raising activities. The Company closed on the first of two financing transactions on May 14, 2004 (See Note 14 - Current Portion, Long Term Debt) upon which a placement agent fee was paid according to the terms of the agreement. The Company issued 426,250 common stock purchase warrants, at a fair market value of $1,879,809 (valued using the Black-Scholes model) resulting in capitalized funding costs of $1,879,809 to be amortized over the 36 month term of the financing agreement (See Note 18 - Stockholders' Deficiency). The debt instrument attributed to these warrants was refinanced on March 31, 2006; the Company amortized the remaining balance of capitalized funding costs in the amount of $861,579 for the year ended December 31, 2006. Amortization for the year ended December 31, 2005 was $626,603. In connection with the same financing, the Company paid from net proceeds $131,000 in legal and closing costs. Due to the debt refinancing, the Company amortized the remaining balance of capitalized funding costs of $60,042 for the year ended December 31, 2006 (See Note 16 - Long Term Notes Payable). Amortization for the year ended December 31, 2005 was $32,750.

         On March 31, 2006, the Company refinanced the Secured Convertible Loan with the Laurus Master Fund. The Company paid from net proceeds $254,500 in legal and closing costs to be amortized over the 36 month term of the notes. Amortized funding costs were $63,625 for the year ended December 31, 2006 with a remaining balance of $190,875.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 6 - CAPITALIZED FUNDING COSTS, NET (continued)

         The Company closed a second financing transaction on July 30, 2004 (See
         Note 19 - Long Term Notes Payable). The Company issued 423,529 common stock purchase warrants, realizing a fair value of $1,359,712 recorded to capitalized funding costs (valued using the Black-Scholes model); the value is being amortized over the 42 month term of the financing agreement (See Note 18 - Stockholders' Deficiency ). The Company recognized amortized funding costs of $388,489 and $388,489 for the year ended December 31, 2006 and 2005, respectively. The remaining balance of unamortized funding costs attributable to this transaction is $420,862.

         In June 2005, the Company entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. To execute the agreement, Cogent was to receive $300,000 as an initiation fee along with $28,500 for legal fees. These costs are being amortized over the 42 month term of the agreement; the Company recognized an expense of $95,616 and $46,891 for the year ended December 31, 2006 and 2005 respectively. The remaining balance as of December 31, 2006 is $185,993. Additionally, in connection with this agreement, the Company also issued 394,729 warrants to an investment banker as a placement agent fee. The warrants had a term of five years at an exercise price of $0.76 and recorded a fair value of $240,902 (valued using a Black-Scholes Model); an expense of $69,840 and $35,208 was recognized for the year ended December 31, 2006 and 2005, with a remaining balance of $135,854 as of December 31, 2006.

         Pursuant to the terms of the Financial Advisory and Investment Banking Agreement executed in April 25, 2005, the Company paid a placement agent fee of $301,950, or 10% of the gross units sold in the debt financing placement along with legal fees and administrative expenses of $106,804. The fees are being amortized over the term of the notes which have maturity dates ranging from July 6, 2006 through November 8, 2006. The Company recognized an expense of $243,586 and $165,168(see
         Note 13 - Convertible Notes Payable). The agreement also contains a provision whereby the Placement agent will be granted warrants to purchase restricted common shares in consideration of placement agent fees for the same debt financing placement. In connection with this agreement, the Company issued 699,253 warrants with an exercise price of $0.76, a term of five years and a fair value of $384,666 (valued using the Black-Scholes model). The Company recognized an expense of $218,601 and $166,065 for the years ended December 31, 2006 and 2005.

         In April 2006 the Company executed a 120 day demand note due August 5, 2006. The Company paid a placement agent fee, from the proceeds, in the amount of $40,000 which was being amortized over the term of the note. The Company recognized an expense of $40,000 for the year ended December 31, 2006.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 7 - CUSTOMER LIST

         The table below summarizes the balance of customer lists included in assets of discontinued operations as of December 31, 2006 (See Note 21
         - Discontinued Operations):

                                                          December 31, 2006
                                                          -----------------

         Beverage Network of Maryland, Inc. ("BNMD")         $1,973,240

         Accumulated Amortization:                             (986,620)
                                                             ----------
                  Net:                                       $  986,620
                                                             ==========

         As a result of the acquisitions of the assets of Pacific Rim Natural Juice Company ("BNHI") and Master Distributors, Inc. ("BNMD"), the Company recorded an identifiable intangible asset classified as customer lists. Acquired customer lists are considered to have a finite life pursuant to SFAS No. 142 to be amortized over the period the asset is expected to contribute to the future cash flows. The customer lists are being amortized over a five-year period. In 2005, management determined that the remaining balance of $102,210 of the customer list for BNMA was written-off as it was deemed impaired and was included in loss from discontinued operations. During 2006, upon completion of a periodic review of the valuation criteria, management determined that the $21,094 balance of the customer list for BNHI was written off as it was considered impaired and was included in loss from discontinued operations. This was due to a working capital deficiency preventing this entity from purchasing inventory and generating sales.

         A review of the valuation criteria for the balance of the customer list for BNMD determined that there have not been any events or circumstances that have resulted in the need for a revision to the remaining period of amortization as defined in SFAS No. 142. The impairment loss allocated to customer lists for the year ended December 31, 2006 and 2005 is $21,094 and $102,210, respectively and was included in loss from discontinued operations ; amortization expense for the twelve months ending December 31, 2006 and 2005 is $397,843 and $424,485 respectively and was included in loss from discontinued operations.

NOTE 8 - GOODWILL

         Acquired goodwill is considered to have an indefinite life pursuant to SFAS No. 142 and accordingly is not amortized but subject to periodic impairment tests. Pursuant to SFAS No. 142, goodwill of a reporting unit is required to be tested for impairment on an annual basis and between annual tests in certain circumstances. Testing for impairment, beyond an annual basis, is required if there is a significant adverse change in the entity carrying the goodwill. The Company evaluates the carrying value of intangible assets as of the fiscal year end for all entities. The Company recognized impairment expense attributable to the goodwill of BNMD and BNMA in the amount of $890,000 and $171,620 respectively for the twelve months ending December 31, 2005 and was included in loss from discontinued operations. During 2006, upon completion of a periodic review of the valuation criteria, management determined that the $44,695 balance of goodwill for BNHI should be written off as it was considered impaired. A review of the valuation criteria for the remaining balance of the BNMD goodwill in the amount of $847,620, determined that there has not been any events or circumstances that have resulted in the need for a revision to the remaining period of amortization as defined in SFAS No. 142. The remaining balance of

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 8 - GOODWILL (continued)

        goodwill was included in the assets of discontinued operations (See Note 21 - Discontinued Operations). The impairment loss allocated to goodwill for the year ended December 31, 2006 and 2005 is $44,695 and $1,061,620, respectively and was included in loss from discontinued operations in the accompanying consolidated statements of operations.

NOTE 9 - ACCRUED EXPENSES

         Effective February 5, 2004, the Company executed revised employment agreements for its Chairman, President, and Vice President stipulating an annual base compensation of $130,000 each. Accrued compensation and other expenses at December 31, 2006 were as follows:

         Accrued Expense-Salaries: Officers/Directors     $  629,887
         Accrued Expense-Salaries: Other                     167,007
         Accrued Expense-Liquidated Damages                  294,573
         Accrued Expense-Cogent                            1,150,470
         Accrued Expense-Taxes                                29,341
         Accrued Expense-Other                                 8,904
                                                          ----------
                                Total Accrued Expenses:   $2,280,182
                                                          ==========

         The Company has accrued salaries of $629,887, in aggregate, due to the Chairman, President and Vice President. The remaining accrued salaries balance of $316,123 is attributable to current payroll due to former employee and non-officers/directors whereby $167,007 of this amount is related to continuing operations and the remaining amount of $149,116 was related to discontinued operations which was included in liabilities of discontinued operations in the accompanying consolidated balance sheet (See Note 21 - Discontinued Operations).

         The Series B preferred shareholders have a provisions contained within the registration rights agreement that stipulate they are entitled to liquidated damages if the SB-2 registration statement is not effective by a specified date. The Series B preferred offering resulted in gross proceeds of $2,160,000 with liquidated damages accruing at 2% for month 1 (September 2004) and at 1.25% for each month thereafter (October 2004
         - September 2006) until the registration is effective. The Company has the option to remit payment of the liquidated damages by issuing more Series B preferred stock. During 2005, the Company issued 7.14 shares of preferred Series B shares which converted to a total payment of $357,223 of accrued liquidated damages. Additionally, during 2006 and 2005, three Series B preferred shareholders converted 15.61 Series B shares into 1,114,444 shares of common stock. Accordingly, the Company has reclassified $652,000 of Series B preferred liabilities to paid in capital in connection with this conversion (See Note 16 - Long Term Notes Payable). The balance of accrued Series B preferred liquidated damages is $294,573 as of December 31, 2006. The Company recognized liquidated damages of $203,597 and $324,000 which were included in interest expense as of December 31, 2006 and 2005, respectively.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 9 - ACCRUED EXPENSES (continued)

         The Laurus Master Fund, Ltd. registration rights agreement executed in May 2004 also contained a provision for liquidated damages; this transaction resulted in gross proceeds of $3,000,000 with liquidated damages accruing at 2% per month for not having the SB-2 effective (commencing August 14, 2004). On March 31, 2006 the secured convertible loan associated with the registration rights agreement was refinanced and the balance of $1,170,000 of accrued liquidated damages was paid with the issuance of the $2 million secured convertible note on March 31, 2006. (See Note 16- Long Term Notes Payable)

         In June 2005, the Company entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company issued 19,736,848 common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. Under the terms of the equity swap, the 15,789,472 common shares and the bonds are maintained in escrow until the earlier of 42 months or such time as all of these shares are covered by an effective registration statement filed with the SEC. During the period of the escrow, Cogent Capital Corp. will also receive from the swap agreement, interest earned on the $15,000,000 at a rate equal to LIBOR +125 basis points, payable monthly. The balance of accrued expenses and interest due to Cogent as of December 31, 2006 is $1,150,470 (See Note 19 - Subscription Receivable).

         Under the terms of the Secured Convertible Term Note issued by us to the Laurus Master Fund, Ltd. in May 2004, this judgment constituted an event of default. As security for this note we have granted a security interest to the Laurus Master Fund, Ltd. in all of our assets, the obligations under the secured convertible term note have been guaranteed by our subsidiaries, and we have pledged the stock of all of our current and any future subsidiaries acquired by us during the term of the secured convertible term note. As a result of this default, the Laurus Master Fund, Ltd. is entitled to 2% default premium in addition to the stated interest rate currently accrued on the remaining balance of the note per month. On March 31, 2006 the secured convertible note was refinanced and the balance was paid off. The balance of accrued interest associated with the default premium in the amount of $332,563 was also paid.

         The Company legally pursued a former payroll processor, Florida Employer Solutions, Inc. (FES), for restitution in the form of reimbursement of payroll tax monies that the payroll processor failed to pay on behalf of the Company. The balance due of the taxes is $350,986 as of December 31, 2006 whereby $29,341 of this amount is related to continuing operations and the remaining amount of $321,645 is related to discontinued operations which was included in liabilities of discontinued operations in the accompanying consolidated balance sheet (See Note 21 - Discontinued Operations).

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 10 - DIVIDENDS PAYABLE

         The Series B Preferred pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of its common stock or additional shares of its Series B Preferred (See
         Note 19 - Stockholders' Deficiency).

         In 2005, the Company issued 3.43 shares of preferred series B shares which converted to the payment of $171,622 of accrued dividends. The dividends payable as of December 31, 2006 was $126,066.

NOTE 11 - LOANS PAYABLE AND LOANS PAYABLE-RELATED PARTY

         XStream Beverage, Inc. ("XBI"), a principal stockholder of the Company owned by XStream's Chairman, periodically loans money to XStream. In March 2004, the principal shareholder advanced $25,000 to the Company; XStream's loans from XBI are non-interest bearing demand notes with no specified term. The balance due was $50,455 at December 31, 2006.

         In March 2006, a shareholder advanced $50,000 to the Company as an interest bearing demand note at 6% per annum with no specified term. The Company repaid the loan in May 2006.

         Loans payable at December 31, 2006 were as follows:

          December 2005 - May 2006, 60 day demand notes,
          5% per month                                           $1,106,341

          April 2006, 120 day demand note,
          fixed interest of $25,000                                 295,815
                                                                 ----------
           Total Loans Payable - Other                            1,402,156

           Loans Payable, Related Party                              50,455
                                                                 ----------
           Total Loans Payable                                   $1,452,611
                                                                 ==========

         From December 2005 to March 2006, the Company executed sixty day demand notes to investors that resulted in $550,000 of proceeds to the Company. The notes contain maturity dates ranging from February 23, 2006 to May 1, 2006 and contain provisions for fixed interest that amounts to $65,000 if repaid according to terms. The notes accrue 5% interest per month if in arrears along with a provision whereby the note holder is entitled to an interest penalty in the amount of $50,000 per month if the notes are not repaid by August 31, 2006. Interest expense of $606,341 was recognized for the year ended December 31, 2006. They also include a provision whereby the holders received, in aggregate, 532,500 shares of restricted common stock which the Company valued as deferred fees at $183,725 and recognized over the term of the notes. The Company also issued 1,875,000 share of its common stock as a pledge of collateral for the notes (See Note 18- Stockholders' Deficiency). In April 2006, the Company paid off $50,000 of these notes. In December 2006, the Company assigned 1,750,000 shares of these collateral shares to a note holder for non payment of the principal and accrued interest in August 2006 and recognized interest expense of $157,500 during the year ended December 31, 2006. Additionally, on December 15, 2006, in connection with these notes, the Company issued 1,500,000 shares of its common stock for

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 11 - LOANS PAYABLE AND LOANS PAYABLE-RELATED PARTY (continued)

         non payment of the principal and accrued interest in August 2006 and recognized interest expense of $120,000 during the year ended December 31, 2006. The total balance of the principal notes and accrued interest as of December 31, 2006 was $1,106,341.

         In April 2006, the Company executed a $250,000, 120 day demand note, fixed interest of $25,000 due August 5, 2006. The note accrues 1.5% interest per month after due date. The proceeds to the Company were $210,000 after paying a placement fee of $40,000. The note contained a provision whereby the holder received 250,000 restricted common shares, valued at $92,500, which the Company recognized as interest expense for the year ended December 31, 2006. Additionally, the Company recorded interest expense of $45,815 for the year ended December 31, 2006. The total balance of the principal notes and accrued interest as of December 31, 2006 was $295,815.

NOTE 12 - LAURUS MASTER FUND REVOLVING LINE OF CREDIT

         On March 31, 2006, the Company was issued a $4 million line of credit with the Laurus Master Fund. ("Laurus Debt"). The line of credit bears interest at the higher of 9% or prime plus 2% and matures in March 2009 and interest is payable monthly. The balance with accrued interest was $1,028,273 as of December 31, 2006.

NOTE 13 - CONVERTIBLE NOTES PAYABLE

         The balance of the convertible term notes, accrued interest and related debt discount at December 31, 2006 is as follows:

                   Term note 18% per annum                       $  579,607
                   Term note 12% per annum                        3,019,500
                   Accrued interest                                 764,793
                                                                 ----------
                                                                 $4,363,900
                                                                 ==========

         The Company secured $725,000 from investors resulting from a debt placement offering originating in February 2005. The debt instruments were convertible term notes at 18% per annum, with maturity dates ranging from September 1 to November 15, 2005. The net proceeds received by the Company was $725,000 to be used as general working capital. As collateral for these notes the Company pledged 100,000 shares of common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of common stock personally owned by him. Attached to the notes was a provision whereby the purchasers were issued common stock warrants, with a five year term and exercisable at $1.50, in an amount equivalent to the face value of each note. Should the Company default, the exercise price of the warrants is automatically reduce by 5% for each 30 day period in which the Company remains in default. The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering prior to maturity date. The 725,000 warrants issued to the debt holders were valued at $635,511 and recorded as a derivative liability (See Note 18 - Stockholders' Deficiency). As of December 31, 2006, the Company reflected a balance of principal and accrued interest of $579,607 and $229,324, respectively.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 13 - CONVERTIBLE NOTES PAYABLE (continued)

         In September 2005, we received a notice of default in connection with the 18% secured promissory notes issued above by the Company from two note holders in the aggregate principal amount of $300,000. These notes were due and payable on September 1, 2005. The Company has repaid $100,000 of the principal balance, however, the note holders are demanding payment of $233,279. In February 2006, the Company executed an agreement in consideration for 2,500,000 shares of restricted common stock, to defer payments of these note holders until May 10, 2006. The shares were valued at $1,050,000, which the Company recognized as interest expense for the year ended December 31, 2006 (See Note 18-Stockholders' Deficiency). In August 2006 the Company received a notice of final default judgment from the note holders demanding $270,106 of principal and accrued interest. The Company was unable to satisfy the entire balance due and the bank account was garnished for $98,829 by the note holders; $45,403 was remitted to the note holders and while $53,426 was returned to the Company as it was secured through a deposit control agreement between Wachovia Bank and Laurus Master Fund, LTD, our senior secured lender. The remaining balance due to these note holders was $243,691 as of December 31, 2006.

         In January 2006, the Company executed an agreement with the remaining note holders of 18% secured promissory notes to defer all payments until March 31, 2006. In consideration, the Company issued an aggregate of 550,000 restricted shares valued at $148,500 and recognized the entire amount as interest expense for the year ended December 31, 2006. In June 2006, the Company issued an additional 190,000 restricted shares to defer payments until September 15, 2006; the Company recognized interest expense of $51,300 for the year ended December 31, 2006. In November 2006, the Company issued an additional 800,000 to a note holder to defer payments until January 31, 2007 and recognized interest expense of $45,375 and deferred fees of $42,625 for the year ended December 31, 2006. (See Note 18 - Stockholders' Deficiency).

         As of November 8, 2005, the Company had completed the sale of $3,019,500 units of its securities to 44 institutional and/or accredited investors. The units consisted of $100,000 principal amount of convertible notes, warrants to purchase 100,000 shares of common stock at an exercise price of $0.76 per share with a term of five years and 10,000 shares of common stock. The maturity date of the notes range from July 6 through November 8, 2006 and bear interest at the rate of 12% per annum payable at the maturity date or upon conversion of the notes if prior to the maturity date. The holders of the notes have the option to convert the notes into common shares of the Company at a price equal to the public offering price of common shares of the Company in any underwritten registered public offering involving common stock of the Company less a discount of 20%. If the Company does not complete a public offering prior to maturity, the holders may, at their option, convert their notes at maturity into common shares at a price of $0.76 per share, subject to adjustment in the event of any dilution events. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the conversion price from $0.76 to $0.45 (See Note 16 - Long Term Notes Payable). As of December 31, 2006, the Company reflected a balance of principal and accrued interest due amounting to $3,019,500 and $535,469, respectively.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 13 - CONVERTIBLE NOTES PAYABLE (continued)

         In connection with the 12% convertible notes, 301,950 shares of common stock were issued to the debt holders, and were valued at $236,471 and are being amortized over the term of the notes. The Company recognized an expense of $134,862 and $101,609 as of December 31, 2006 and 2005 respectively. (See Note 18 - Stockholders' Deficiency ).

         Notice of Default:

         The event of default under the Laurus Secured Convertible Term Note (See Note 16 - Long Term Notes Payable), prior to being paid as of March 31, 2006, has triggered an event of default under the 12% unsecured promissory notes in the aggregate principal amount of $3,019,500 which the Company issued to an aggregate of 44 purchasers in a private placement of our securities between June and November, 2005. At the option of the holders of greater than 50% of the face amount of these outstanding notes, the notes will become immediately due and payable. The Company does not know at this time what action, if any, the note holders may take.

NOTE 14 - CURRENT PORTION, LONG TERM DEBT

         The current portion of long term debt and debt discount as of December 31, 2006 is as follows:

         Interest bearing demand note 6% per annum, due
         April 2012 (Maui Trademark)                         $  195,244
         Secured 6% convertible note ("BNMD")                 2,069,706
         Senior secured note ("Laurus")*                        962,500
         Debt discount on Senior secured note ("Laurus")*     (110,542)
                                                             ----------
          * (See Note 16 - Long Term Notes Payable)           3,116,908
                                                             ==========

         On June 28, 2006, the Company received a notice of final default judgment from the principal owner of the Maui Juice Company for failure to pay principal payments under the terms of the Purchase and Sale Agreement for the Maui Juice trademark. The amount in arrears is approximately $73,750 and the Company's attorney is negotiating with the plaintiffs for an alternative payment schedule. The balance due as of December 31, 2006 is $195,244.

         The Company issued a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum in connection with the acquisition of BNMD in July 2004. The Company executed an amended agreement to defer all payment of the note until June 15, 2005. The holder, at his discretion, may elect to receive XStream stock in lieu of a cash payment. The minimum conversion is $25,000 at a predetermined value of $5.20 per share. In January 2005, the Company issued 150,000 shares of restricted common stock to the principal owner of Master Distributors, Inc. as consideration for deferring all debt payments until June 15, 2005. In September 2005, the Company received a notice of default from the principal owner of Master Distributors. The Company does not know at this time what action, if any, Master Distributors, Inc. may take. The balance due as of December 31, 2006 is $2,069,706. In connection with the sale of Beverage Network of Maryland to Global, Master Distributors, Inc. received from Global a secured convertible promissory note in the amount of $2,000,000 and other consideration as a novation for the initial promissory note in the same

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 14 - CURRENT PORTION, LONG TERM DEBT (continued)

         amount issued by the Company on July 1, 2004 as part of the initial acquisition by the Company of Beverage Network of Maryland. The Company is in the process of obtaining its original promissory note and formal confirmation of the novation of that obligation.

         On March 31, 2006, the Company issued a $4 million non convertible secured note ("Laurus Debt"). The Laurus Debt bears interest at the highest of 9% or prime plus 2% and matures in March 2009. Interest on the $4 million secured note is payable monthly. Principal on the $4 million secured note is payable monthly as follows:$75,000 a month between December 2006 and November 2007, $137,500 a month between December 2007 and November 2008, $187,500 a month between December 2008 and March 2009, with the remaining balance due in March 2009. Accordingly, the Company recorded $962,500 of this secured note as current portion as well as the related debt discount of $110,542 (See
         Note 16 - Long Term Notes Payable).

NOTE 15 - DERIVATIVE LIABILITY

         The Company recognized liabilities for the following derivatives at the date of their issuance during 2006 and 2005, respectively:

                                                    At issuance-2006      At issuance-2005
                                                    ----------------      ----------------

         Embedded conversion
         features and liquidated damages
         and freestanding warrants issued to investors-
         $2,000,000 senior convertible note              $ 2,599,716          $        --
         Convertible notes                                        --            4,429,280
         Freestanding warrants issued to
         placement agents for:
         Convertible notes                                        --              645,390
         Other warrants                                           --            1,031,922
                                                         -----------          -----------
                                                         $ 2,599,716          $ 6,106,592
                                                         ===========          ===========

         The fair value of the derivative liabilities at December 31, 2006 and 2005 are as follows:

         Embedded conversion
         features and liquidated damages
         and freestanding warrants issued to investors-
         $3,000,000 convertible note                     $    90,443
         $2,000,000 convertible note                         717,664
         Series B preferred shares                           767,694
         Convertible notes                                   532,531
         Freestanding warrants issued to
         placement agents:
         $3,000,000 convertible note                          38,087
         Series B preferred shares                            38,117
         Convertible notes                                   109,464
         Other warrants                                      132,278
                                                         -----------
                                                         $ 2,426,278
                                                         ===========

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 15 - DERIVATIVE LIABILITY (continued)

         The Company used the following assumptions to measure the identified derivatives as follows:

         Embedded conversion feature and liquidated damages

                                            At December 31, 2006      At December 31, 2005
                                          -------------------------   --------------------
         Market price:                           $0.12                   $ 0.22
         Conversion price:                       $0.45-1.50              $ 0.76-1.50
         Term:                                   1.8-3.25 years            2.5-4.27 years
         Volatility:                             181%                      157%
         Risk-free interest rate:                4.67%                     4.40%
         Maximum liability:
         $3,000,000 convertible note            $        -               $ 6,290,313
         $2,000,000 convertible note             3,844,629                         -
         Series B preferred shares               4,544,262                 5,817,159
         Convertible notes                       6,306,258                 3,544,738


         Freestanding warrants

                                           At December 31, 2006        At December 31, 2005
                                           --------------------        --------------------
         Market price:                         $ 0.12                    $  0.22
         Exercise price:                       $ 0.20-100                $  0.20-100
         Term:                                  2-3.5 years                3-4.5 years
         Volatility:                            181%                       157%
         Risk-free interest rate:               4.67%                      4.40%
         Outstanding other
         options and warrants                  9,955,423                  9,957,548


         The embedded conversion features are as follows:

         Reset Feature Following Subsequent Financing-: 50% for all debt financing, which is the effective discount to market value the Company would offer in the event we provide for a subsequent private placement financing

         Liquidated Damage Clause: 46% and 48.75% for the convertible note and the preferred Series B shares, respectively, which is the difference, in months between the time the underlying shares are free-trading and the grace period to obtain a registration statement, multiplied by the liquidated damage rate ranging between 1.25% to 2% per month.

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

         During 2005, the Company allocated $1,031,922 of the fair value of the derivatives issued in connection with services performed by consultants to consulting expenses.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 15 - DERIVATIVE LIABILITY (continued)

         During 2006 and 2005, the Company allocated $1,834,188 and $$3,606,146, respectively, of the fair value of the derivatives issued in connection with the debt, at their date of issuance, to debt discount. The excess of the fair value of the derivative liabilities over the debt discount has been recognized as derivative liability expense, which amounts to $765,528 and $2,223,134 during 2006 and 2005, respectively.

         During 2005, the Company allocated $645,390, of the fair value of the derivatives issued in connection with the compensation of debt placement agents to deferred financing fees and to Laurus Master Fund for the release of restricted cash.

         The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of approximately $5.4 million and $14.2 million during the year ended December 31, 2006 and 2005, respectively. The decrease in fair value of the derivative liabilities has been recognized as other income. The Company has reclassified $404,857 of derivative liabilities to paid in capital related to the conversion of Series B preferred liabilities into common stock (See
         Note 18 - Stockholders' Deficiency).

NOTE 16 - LONG TERM - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

         The following table reflects the principal amounts plus accrued interest and debt discount as of December 31, 2006:

         Series B Convertible Preferred Stock                         1,508,000
         Senior Secured convertible note ("Laurus")                   2,136,750
         Senior secured note ("Laurus")                               3,959,643
         Less: Debt discount Convertible Preferred Stock               (223,807)
         Less: Debt discount Secured convertible note ("Laurus")     (1,500,000)
         Less: Debt discount on senior secured note   ("Laurus")       (138,173)
         Less: Current portion of senior secured note *                (962,500)
                                                                   ------------
                                                                    $ 4,779,913
                                                                   ============
         ---------
         * (see Note 14 - Current Portion, Long Term Debt)

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of its Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term (See Note 18 - Stockholders' Deficiency ). The Company recognized interest expense of $857,908 and $761,142 from amortization of debt discount for the year ended December 31, 2006 and 2005, respectively. During 2006 and 2005, three of this Series B preferred share holders converted 15.61 Series B shares into 1,114,444 shares of common stock. Accordingly, the Company has reclassified $652,000 of series B preferred liabilities to paid in capital in connection with this conversion. The balance of the Series B Convertible preferred stock liabilities net of debt discount of $223,807 was $1,284,193 as of December 31, 2006.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 16 - LONG TERM - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

         On May 14, 2004, the Company secured a financing arrangement with Laurus Master Funds, Ltd. ("Laurus Funds"). The financing consists of a $3 million Senior Secured Convertible Note that bears interest at the rate per annum of prime plus two percent and has a term of three years (May 14, 2007). In connection with the financing, Laurus Funds was also issued a Warrant (the "Warrant") to purchase up to 225,000 shares of the Company's common stock. The warrants are exercisable as follows:
         75,000 shares at $6.40 per share; 75,000 shares at $7.80 per share and the balance at $9.00 per share. The Company recorded a debt discount of $3 million to be amortized over the term of the note. On March 31, 2006, the debt was repaid as a result of issuing the $4 million secured, non-convertible note. The remaining balance of debt discount, $1,375,000, was amortized to interest expense during the year ended December 31, 2006.

         In connection with the financing in March 2004, a registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 2% of the note balance, per month, accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, resubmitted on October 14, 2005 and subsequently cancelled in April 2006. The Company recorded liquidated damages attributable to the registration statement in the amount of $180,000 and $990,000 as of December 31, 2006 and 2005, respectively, which were paid with the issuance of the $2 million secured convertible notes payable during March 31, 2006.

         On March 31, 2006, the Company issued a $4 million secured note, a $2 million senior secured convertible note and a $4 million line of credit ("Laurus Debt"). The Laurus Debt bears interest at the highest of 9% or prime plus 2% and matures in March 2009. Interest on the $2 million senior secured convertible note is due at maturity, while interest on the $4 million secured note and $4 million line of credit is payable monthly (See Note 12- Laurus Master Fund revolving Line of Credit). The $2 million senior convertible note is convertible at a fixed rate of $0.45 per share.

         Principal on the $4 million secured note is payable monthly as follows:
         $75,000 a month between December 2006 and November 2007, $137,500 a month between December 2007 and November 2008, $187,500 a month between December 2008 and March 2009, with the remaining balance due in March 2009. In December 2006, the Company paid $75,000 towards the principal balance of the $4 million secured note.

         Additionally, if the Company's cash flows from operating activities adjusted for the aforementioned principal repayments ("Excess Cash flows") exceeds the fixed principal repayments, the Company shall make additional principal repayments of 50% of the Excess Cash Flows. In the event of default, the Laurus Debt bears additional interest of 2% per month, a default payment amounting to 130% of the outstanding principal at the time of default.

         The proceeds from the $4 million secured note were disbursed as follows:

         1. $3,486,192 to Laurus in satisfaction of all amounts due and payable including principal, interest and penalties, under the terms of a secured convertible term note dated May 14, 2006 issued to Laurus by the Company;

         2. $254,500 as placement fees and recognized as capitalized funding cost;

         3.       $259,308 to the Company for working capital.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 16 - LONG TERM - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

         The $2 million note was issued for payment of liquidated damages of $1,170,000 and default interest of $332,563. Accordingly, the remaining balance was recognized as debt discount in connection with the $2 million and $4 million secured note which amounted to $165,812 and $331,625, respectively, and is being amortized to interest expense over the term of the notes.

         Additionally, the $2 million convertible note was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method. The conversion feature (an embedded derivative) included in this note resulted in an additional debt discount of $1,834,188 (See Note 15 -Derivative Liability). In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the note, and conversion feature were allocated based on their fair values. The amount allocated as a discount on the note for the value of the conversion option is being amortized to interest expense, using the effective interest method, over the term of the note.

         Amortization of debt discount in connection with the $2 million and $4 million secured note during the year ended December 31, 2006 amounted to $500,000 and $82,910, respectively.

         The balance of principal and accrued interest on the $2 million secured convertible note was $2,136,750 as of December 31, 2006.

         The balance of principal and accrued interest on the $4 million note was $3,959,643 as of December 31, 2006. The Company recorded $962,500 of this secured note as current portion as well as the related debt discount of $110,542 (See Note 14- Current portion of long term debt).

         Principal maturities of long term notes payable over the next five years are as follows:

                  2007          $     962,500
                  2008              3,208,000
                  2009              3,433,893
                  2010                     --
                  2011                     --
                                -------------
                 Total          $   7,604,393
                                =============


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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 16 - LONG TERM - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

         FACILITY LEASES

         In February 2006, Xstream executed a 5 year sublease beginning in March 2006. The space is approximately 3,564 square feet at a rate of $12.50 per sq. ft.

         In 2005, BNSF moved its inventory to a warehouse facility on a month-to-month basis.

         BNCT leases a 13,622 square foot facility in Bristol, CT. The rent is $5,676 per month and the lease expires in October 2008. The lease was terminated in January 2006.

         In April 2005, Xstream entered into a three year lease agreement for the benefit of BNHI. The lease provides for 2,750 square feet of retail, office, and warehouse space at a cost of $2,750 per month plus real estate taxes and escalation. In December 2006, the Company was issued a writ of possession by the landlord; the Company removed all contents and vacated the premises.

         BNMA renewed the assumed lease from Ayer Beverage, Inc. in June 2005 at a monthly rate of $1,688. In April 2006, the lease was terminated and BNMA moved its inventory to a warehouse facility on a month-to-month basis with no lease agreement at a cost of approximately $250 per month.

         BNMD assumed the lease from Master Distributors, Inc., consisting of a 70,261 square foot facility at a current cost of $24,775 monthly. The current lease expires on March 31, 2008, and the Company is provided with an annual credit each March, equivalent to one months' rent. BNMD also subleases to four tenants 12,250 sq. ft. of warehouse space along with parking spaces adjacent to the building. The total space subleased yielded $12,550 per month. The sublease rent is offset against rent expense.

         The total rent charged to operations for the period ending December 31, 2006 and 2005 was $233,615 and 321,670 respectively.

         On February 23 2007, the Company sold its wholly owned subsidiary, BNMD to Global Beverage Solutions, Inc. (See Note 22 - Subsequent Events). Accordingly, the minimum lease payments below include 2 months of lease payments and sublease income related to the BNMD lease.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

         FACILITY LEASES (continued)

         Minimum lease payments over the next five years are as follows:

                       Future Minimum     Sublease     Net Minimum
                       Lease Payments     Income       Lease Payments

        2007          $     100,784     $  (4,000)       $  96,784
        2008                 58,658            --           58,568
        2009                 62,370            --           62,370
        2010                 71,280            --           71,280
        2011                 29,700            --           29,700
                      -------------     ---------       ----------
                      $     322,792     $  (4,000)      $  318,792
                      =============     =========       ==========

         EMPLOYMENT AGREEMENTS

         See Note 9 for details regarding accrued compensation.

         LITIGATIONS

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

         On September 12, 2005 the Company received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. The notes were due and payable on September 1, 2005. As collateral for these notes the Company pledged 100,000 shares of restricted common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of common stock personally held by him. The note holders are demanding payment of $328,814. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. On March 16, 2006, an agreement was made with the two note holders whereby the Company would redeem the notes and make all payments due to the note holders, on or before March 31, 2006. As consideration, the Company granted each note holder 750,000 shares restricted common stock along with 500,000 shares of restricted common stock to each note holder which would be subject to release from escrow on March 31, 2006 should the notes not be redeemed by that date. The Company failed to redeem the notes and consequently, the shares in escrow have been released by the escrow agent to the note holders. On July 10, 2006 the Company received a notice of final judgment by default from the note holders in the amount of $270,106. The Company was unable to satisfy the entire balance due and the bank account was garnished for $98,829 by the note holders; $45,403 was remitted to the note holders and while $53,426 was returned to the Company as it

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

         LITIGATIONS (continued)

         was secured through a deposit control agreement between Wachovia Bank and Laurus Master Fund, LTD, our senior secured lender. The remaining balance due to these note holders was $243,691 as of December 31, 2006. The default under these notes created another event of default under the unsecured convertible term notes in the principal amount of $3,019,500.

         On September 29, 2005 the Company received a notice of default from Morris Stodard and Master Distributors, Inc. under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc., as well as under an employment agreement with Mr. Stodard. The note holder is demanding payment of $517,735 which he asserts is the amount of outstanding principal and interest due under the note, as well as amounts due under the employment agreement. We continue to make payments to Mr. Stodard and Master Distributors based on the balances that were reflected at the time of the Master Distributors acquisition. The balance due to Mr. Stodard and Master Distributors is 2,069,706 as of December 31, 2006. The default under this note has created another event of default under the unsecured convertible term notes in the principal amount of $3,019,500. The note to Mr. Stodard and Master Distributors was assumed by Global Beverage Solutions in the February 23, 2007 sale of Beverage Network of Maryland, Inc.

         In October 2005, American Beverage, Inc. filed a demand against Beverage Network of Connecticut and Beverage Network of Massachusetts in the amount of $69,452. We obtained an agreement for a settlement plan with their attorneys but have not been able to abide by the terms due to insufficient operating capital during fiscal 2006 and 2005. We do not know what action, if any, the vendor will take at this time.

         In October 2005, Good-O Beverages was awarded a judgment on the amount of $28,500 against Beverage Network of Connecticut for product ordered by the Company in fiscal 2004. We have made regular payments in settlement of this amount and there is a balance of $1,904 as of December 31, 2006.

         On November 16, 2005 Beverage Network of Connecticut received a demand letter from the attorneys representing Food Collage, Inc. for payment of $17,068 on products ordered by the Company in 2004. Although we agreed on a settlement with their attorneys, we have not been able to abide by a payment arrangement due to insufficient operating capital during fiscal 2006 and 2005. We do not know what action, if any, the vendor will take at this time.

         On December 5, 2005 Hobarama, Inc. obtained a judgment in the amount of $16,740 against Beverage Network of Connecticut. Although we agreed on a settlement with their attorneys, we have not been able to abide by a payment arrangement due to insufficient operating capital during fiscal 2006 and 2005. We do not know what action, if any, the vendor will take at this time.

         On January 15, 2006 Export Development Canada obtained a judgment against Total Beverage Network, Inc.,("BNSF") in the amount of $22,357. We have not yet reached an agreement with the plaintiff and we do not know what action, if any, the vendor will take at this time.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

         LITIGATIONS (continued)

         On January 25, 2006, the Company received a Civil Action Summons from the attorney for the Maui Juice Company and Lawrence Lassek for breach of contract, for failure to pay certain installment payments under the terms of the Purchase and Sale Agreement with Maui Juice Company in the amount of $55,000. Although we agreed on a settlement with Mr. Lassek's attorneys, we have not been able to abide by a payment arrangement due to insufficient operating capital during fiscal 2006 and 2005. We do not know what action, if any, Mr. Lassek will take at this time.

         In February, 2006 the Company received a demand letter from Ayer Beverage, Inc. in the amount of $72,934 for payments due under the Purchase and Sale Agreement between Ayer Beverage and Beverage Network of Massachusetts. Under the same agreement, the Company is also required to make payments under obligations that was assumed for $7,889 plus costs and interest to Citizen's Bank and $30,000 to Mr. Tom MacIntire. We have reached agreement with Mr. Lehan and Ayer Beverage, Inc. to pay the obligations due to Mr. MacIntire. The Citizen's Bank obligation was satisfied in April 2006; the balance due to Mr. MacIntire is $12,600 as of March 31, 2007. Although we agreed to pay Ayer Beverage, Inc. $36,467 followed by three monthly payments thereafter of $9,467, we have not been able to abide by the terms of this agreement due to insufficient operating capital during 2006. We do not know what action, if any, the Mr. Lehan will take at this time.

         In February 2006, Total Beverage Network ("BNSF") received a demand from Le Natures, Inc. in the amount of $17,057 for product that was ordered in 2004 but not paid in full. We have not yet reached an agreement with the plaintiff and we do not know what action, if any, the vendor will take at this time.

         In March of 2004, the Company contracted with Florida Employer Solutions, Inc. "FES" to process the Company payroll and certain other employee benefits such as health insurance. The collection and payment of payroll taxes was an integral part of this service. In June 2005, the Company was informed by the Internal Revenue Service and other state tax agencies that payroll tax payments had not been remitted on our behalf. The Company had remitted all required taxes to "FES" for payment of payroll taxes. The principals of "FES" admitted to the Company and to the IRS that they had not made the mandatory payments when due. The IRS has agreed to waive certain penalties upon receiving the principal balance due. In September 2005 the Company filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida against "FES" along with Luis Ferrer and Maria G. Legarda, officers of "FES". The complaint alleges breach of contract, fraud, conversion, violation of the Florida Unfair and Deceptive Trade Practices Act and unjust enrichment and seeks judgment against "FES" for all damages, interests and costs. In September 2006 mediation hearing, the Company was awarded a judgment in the amount of $679,466 against "FES". This represented the amount of principal tax along with damages in the form of estimated penalties, interest and legal expenses. The IRS negotiated a voluntary payment arrangement whereby Xstream Beverage Network, Inc. ("XBNI") would remit payments of $20,000 per month until the entire balance is paid. The balance due as of December 31, 2006 is $350,986 whereby $29,341 of this amount is related to continuing operations and the remaining amount of $321,645 is related to discontinued operations which was included in liabilities of discontinued operations in the accompanying consolidated balance sheet (See Note 9 - Accrued Expenses).

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

         LITIGATIONS (continued)

         Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Fuze Beverage, LLC in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts with respect to Civil Docket Number MICV2005-01392. For financial reasons the Company was unable to contest the plaintiff's claims and on May 27, 2005 a default order was entered in favor of Fuze Beverage, LLC against Beverage Network of Massachusetts, Inc. The court has entered a judgment in the amount of $36,873 and was included in liabilities of discontinued operations in the accompanying consolidated balance sheet.

         In June 2006, a former employee of XStream Beverage Network, Inc. filed a lawsuit in Miami-Dade County, Florida, for overdue severance related payments in the amount of $17,000 and was included in accrued expenses as of December 31, 2006. The Company has reached an agreement with the plaintiff's attorney to pay the balance in full.

NOTE 18 - STOCKHOLDERS' DEFICIENCY

         PREFERRED STOCK

         The Company has authorized 10,000,000 shares of preferred stock at $0.001 par value. The Board of Directors is authorized to issue two series of preferred stock and to fix the designation, powers, preferences, and rights of the shares of each series. In addition, the Company may pay dividends of common stock to preferred stockholders. In October 2001, the Board of Directors authorized Series A preferred stock, which is cumulative voting and convertible and does not have dividend rights. Each share of preferred stock is convertible to one share of common stock and each share of preferred stock is entitled to 5 votes on each matter submitted to a vote of the total capital stock of the Company. In September 2006, the Company issued 1,100,000 shares of preferred Series A shares to our Chairman/CEO as compensation. The shares are convertible to 1,100,000 shares of common stock and were valued at $0.11, the closing price of our common stock on the grant date. The Company recognized compensation expense in the amount of $121,000 for the year ended December 31, 2006. On December 15, 2006, the issuance of 1,100,000 shares of preferred Series A were cancelled and replaced by an issuance of 1,100,000 shares of Series D convertible preferred stock.

         There were 200,000 preferred Series A shares outstanding at December 31, 2006.

         On August 2, 2004 XStream sold 43.2 shares of Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. XStream received gross proceeds of $2,160,000. The designations, rights, and preferences of the Series B Preferred provide that the Series B shares (i) have a liquidation preference of $50,000 per share; (ii) are convertible into shares of XStream common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The conversion price is subject to

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY (continued)

         PREFERRED STOCK (continued)

         adjustment in the event of stock splits and combinations, dividends or distributions, reclassifications or reorganizations, or in the event, Xstream issues or sells any additional shares of common stock or other securities, which are convertible into common stock or common stock equivalents at a price less than the then current conversion price. The issuance of the 12% convertible notes payable originating on June 30, 2005 triggered an adjustment in the conversion price from $1.50 to $0.76. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the conversion price from $0.76 to $0.45. Holders are restricted in their ability to convert the Series B Preferred into common stock if at the time of conversion the number of shares of common stock to be issued, together with all other shares of common stock owned by the holder, would result in the holder owning in excess of either 4.9% or 9.9% of the then issued and outstanding shares of Company's common stock, subject to a waiver by the holder of these limitations upon 61 days notice to the Company. Gross proceeds of $2,160,000 from the issuance of 43.2 shares of Series B Preferred, five year Series A detachable common stock purchase warrants to purchase 1,440,000 shares of the Company's common stock with an exercise price of $2.00 per share and five year Series B detachable common stock warrants to purchase 720,000 shares of the Company's common stock with an exercise price of $4.00 per share. The Series B Preferred, which has a liquidation preference of $50,000 per share, is convertible into shares of the Company's common stock equal to the liquidation preference divided by the conversion price of $1.50 per share. The issuance of the 12% convertible notes payable originating on June 30, 2005 triggered an adjustment in the exercise price from $1.50 to $0.76. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the exercise price from $0.76 to $0.45. The Company recognized debt discount of $2,160,000 along with a mandatory redemption premium of $504,000, to be amortized over the 42 month term of this agreement (See Note 16 - Long Term Notes Payable).

         The holders have the right to require Xstream to redeem all, or a portion of the shares of the Series B Preferred under certain circumstances, including (i) upon the occurrence of a Major Transaction (as that term is defined in the designations of the Series B Preferred). In this event, the redemption price would be equal to 100% of the liquidation preference plus all accrued but unpaid dividends, and (ii) upon the occurrence of a Triggering Event, (as that term is defined in the designations of the Series B Preferred). A major transaction occurred in February 2007 as the Company sold its wholly owned subsidiary, Beverage Network of Maryland, Inc. to Global Beverage Solutions, Inc. (See Note 22 - Subsequent Events). The Company does not know at this time what action, if any, the holders may take.

         In this event, the redemption price would be equal to 120% of the amount of the liquidation preference plus all accrued but unpaid dividends. Upon either occurrence, at the Company's discretion XStream can pay the redemption price in cash or shares of common stock based upon the current conversion price of $0.45.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY  (continued)

         PREFERRED STOCK (continued)

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

         A registration rights agreement was executed to register the shares underlying the note and warrants. Certain liquidated damages of 1.25% of the note balance, per month, accrue if stipulated deadlines are not met. The SB-2 registration was originally submitted on September 30, 2004, resubmitted on October 14, 2005 and subsequently cancelled. In December 2005, the Company issued 7.14 shares of Series B Preferred stock in lieu of payment for $357,223 of liquidated damages. The balance of accrued liquidated damages is $294,573 as of December 31, 2006. (See Note 9 - Accrued Expenses)

         The Series B Preferred has no voting rights, it ranks senior to Xstream's common stock and to all other classes of its securities which do not specifically provide that they are senior to the Series B, but subordinate to all of the Company's indebtness, and it pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of common stock or additional shares of the Company's Series B Preferred. If Xstream chooses to pay the dividends in registered shares of the Company's common stock, the shares are valued at the then conversion price of the Series B Preferred and Xstream chooses to pay the dividends in shares of Series B Preferred, those shares are valued at the liquidation preference of the stock. In December 2005, the Company issued 3.43 shares of Series B Preferred shares as payment of $171,622 for accrued dividends. The dividends payable as of December 31, 2006 was $126,066 (See Note 10 - Dividends Payable).

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY (continued)

         PREFERRED STOCK (continued)

         During 2005 and 2006, Series B Preferred stock holders converted 15.61 shares of Series B to 1,114,444 shares of restricted common stock at the request of the holders. Accordingly, the Company has reclassified $652,000 of series B preferred liabilities to paid in capital in connection with this conversion (See Note 16 - Long Term Notes Payable).

         On July 1, 2005, the Company issued 10 shares of Series B Preferred stock (convertible to 500,000 shares of restricted common stock) to a consultant pursuant to the terms of a service agreement. The shares were valued at $1.10, the closing price of the Company's common stock as of the grant date. The $550,000 value of the transaction was amortized over the term of the agreement. During 2005 and 2006, 8.76 shares of these Series B preferred stock was converted to 500,000 shares of restricted common stock at the request of the holder and are valued at par with no effect on operations.

         There are 40 shares of Series B Preferred Stock issued and outstanding as of December 31, 2006.

         On December 7, 2006, the Company filed with the Secretary of State for the state of Nevada a Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock. The certificate of designation of the Series D Convertible Preferred Stock, among other rights and obligations, provides for: Designation and Rank. The Series D Convertible Preferred Stock, has a par value $.001 per share (the "Series D Preferred Stock"). The maximum authorized number of shares of Series D Preferred Stock shall be 4,000,000 shares. Except for the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company, the Series D Preferred Stock shall rank senior to the common stock, par value $.001 per share (the "Common Stock"), and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series D Preferred Stock ("Junior Stock").

         Dividends. The holders of the Series D Preferred Stock will not be entitled to receive cash dividends.

         Voting Rights. The holders of Series D Preferred Stock shall vote with the shares of Common Stock of the Company on an as converted basis from time to time, and not as a separate class, at any annual or special meeting of stockholders of the Company, and may act by written consent in the same manner as holders of Common Stock, in either case upon the following basis: each holder of shares of Series D Preferred Stock shall be entitled to such number of votes as shall be equal to two hundred (200) times the whole number of shares of Common Stock into which such holder's aggregate number of shares of Series D Preferred Stock are convertible. While any of the shares of the Series D Preferred Stock are outstanding, the approval of the holders of a majority of the outstanding shares of Series D Preferred Stock will be required in order to amend the Company's Certificate of Incorporation to affect materially and adversely the rights, preferences or voting power of the holders of the shares of Series D Preferred Stock or to authorize, create, or increase the authorized amount of, any class of stock having rights prior or senior to, or in parity with, the shares of Series D Preferred Stock.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY (continued)

         PREFERRED STOCK (continued)

         Conversion. The holder of Series D Preferred Stock shall have the right, exercisable at any time, to convert the Series D Preferred Stock into shares of the Company's Common Stock at a conversion rate of one share of common stock for each share of Series D Preferred Stock converted.

         Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series D Preferred Stock then outstanding will be entitled to receive, in preference to the holders of Common Stock, but subordinate to the holders of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, an amount of shares of common stock equal to the number of shares of the Series D Preferred Stock in the holder's possession upon the occurrence of any liquidation, dissolution or winding up of the Company, such holders of shares of Series D Preferred Stock will not be entitled to any further participation as such in any distribution of the assets of the Company.

         On December 15, 2006, the Company issued 1,100,000 shares of its Series D Convertible Preferred Stock to its Chairman and CEO as compensation for services rendered to the Company in 2006. On this same date, the Company's Board of Directors resolved to rescind its grant of 1,100,000 shares of the Company's Series A stock granted to the Chairman and CEO in September 2006.

         There are 1,100,000 of Series D Preferred Stock issued and outstanding as of December 31, 2006.

         COMMON STOCK

         The Company entered into a one year consulting agreement with a former key member of management of Beverage Network of Maryland, Inc. ("BNMD"). The agreement stipulated that the individual was to receive 240,000 shares of restricted common stock for the term of the agreement. The closing price of the stock on the grant date was $1.75; the term of the agreement is for calendar year, 2005. The Company has recognized consulting expense of $420,000 as of December 31, 2005.

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY (continued)

         COMMON STOCK (continued)

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

         The Company also issued 150,000 shares of its restricted common stock to the principal owner of Master Distributors, in consideration for deferring all cash payments until June 15, 2005. The stock was valued at $1.62, the closing price on the date of grant. The Company recognized interest expense of $243,000 for the twelve months ended December 31, 2005.

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

         According to the terms of the convertible notes payable, (See Note 13 - Convertible Notes Payable), the Company issued 100,000 shares of restricted common stock as a pledge for collateral. The shares were valued at par value as they are considered issued but not outstanding as of December 31, 2005.

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

         There were also 20,000 shares issued, previously recorded as issuable, as of December 31, 2004.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY (continued)

         COMMON STOCK (continued)

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

         In June 2005, the Company issued 5,000 shares to the holder of a note assumed with the acquisition of Beverage Network of Massachusetts, Inc., "BNMA", for deferring payments through June 15, 2005.
         The shares were valued at $1.00, the closing price on the date of grant with an expense of $5,000 being recognized for the period ended December 31, 2005.

         In June 2005, 265,053 warrants were exercised under a cashless exercise provision resulting in the issuance of 263,306 shares of common stock.

         In June 2005, the Company also executed a six month consulting agreement for consideration consisting of 500,000 shares of restricted common stock. The shares were valued at $1.00; the closing price on the date of grant. The Company recognized a consulting expense of $500,000 for the fiscal year ended December 31, 2005.

         In June 2005, a second consulting agreement with a term of twelve months was also executed with consideration for services consisting of 25,000 shares of restricted common stock. The shares were valued at $1.00; the closing price on the date of grant. The Company recognized consulting expenses of $14,629 with a remaining deferred component of $10,371 as of December 31, 2005.

         In June 2005, the Company has also entered into a series of related agreements with Cogent Capital Corp. and 16 institutional accredited investors pursuant to which the Company has issued 19,736,848 Common shares at a purchase price of $0.76 per share in exchange for a total of $15,000,000 in U.S. government bonds. The price per common share was based on a discount of 20% from the closing price of the common stock on May 26, 2005. The U.S. government bonds were issued at current market value. The transaction resulted in the Company recording a subscription receivable in the amount of $15,000,000 (See Note 19 - Subscription Receivable).

         During 2005, pursuant to the terms of the executed Cogent Agreement, the Company issued 1,381,579 restricted common shares as an entry fee. The shares were valued at par value and recorded to additional paid-in capital.

         In July 2005, the Company issued 14,118 shares of restricted common stock for services rendered, pursuant to the terms of a consulting agreement commencing in October 2004. The shares were valued at $1.10 and the Company recognized a consulting expense of $15,530.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY (continued)

         COMMON STOCK (continued)

         In July 2005, the Company also issued 7,662 shares of restricted common stock as consideration for accounting services. The shares were valued at $1.10, the closing price on the grant date, resulting in an expense of $8,428.

         In July 2005, the Company executed a twelve month consulting agreement on July 1, 2005. The consultant was granted 500,000 restricted common shares and 10 Series B Preferred shares which can convert into 500,000 restricted shares (See Note 18-Preferred Stock). The shares were valued at $1.10, the closing price of the stock on the agreement date. The Company recognized an expense of $546,978 and $553,022 as of December 31, 2006 and 2005 respectively.

         The Company executed a second consulting agreement for a six month term commencing on July 12, 2005. The consultant was granted 10,000 restricted common shares valued at $0.95; the closing price of the stock on the grant date. The Company recognized and expense of $620 and $8,880 as of December 31,2006 and 2005 respectively.

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

         In August 2005, the Company also issued 25,000 shares of restricted common stock to Ayer Beverage, Inc., ("BNMA") in consideration for deferring all payments on the March 2004, non-interest bearing promissory note (see Note 11 - Loans Payable) through December 31, 2005. The share value of $0.80 was based on the closing price of the stock as to the grant date. The Company recognized an expense of $20,000 as of the fiscal year ending December 31, 2005.

         In August 2005, the Company also issued 7,895 shares of restricted common stock for services rendered, pursuant to the terms of a consulting agreement commencing in October 2004. The shares were valued at $0.70 and the Company recognized a consulting expense of $5,527.

         The Company extended a consulting agreement, originally executed in February 2005, for an additional eight months through March 15, 2006. In consideration, the consultant was granted 100,000 restricted common shares valued at $0.70, the closing price of the stock on the date the agreement was extended. The Company recognized consulting expense of $28,619 and $41,381 as of December 31, 2006 and 2005 respectively.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY (continued)

         COMMON STOCK (continued)

         In September 2005, the Company executed an addendum to a Financial Advisory and Investment Banking Agreement, originating in April 2005. In consideration for the continued services, the Company issued 300,000 shares of restricted common stock. The stock was valued at $0.55, the closing price on the grant date with the Company recognizing an expense of $165,000 as the agreement can be cancelled by either party within 30 days notice.

         In November 2005, 2.82 shares of Series B preferred stock was converted to 185,526 shares of restricted common stock at the request of the holders. The shares were valued at par and recorded to additional paid-in capital, with no effect on operations.

         During 2005, the Company issued 301,950 shares of restricted common stock to subscribers as a result of purchasing 3,019,500 units in the debt placement financing (See Note 13 - Convertible Notes payable). The shares values ranged from $0.43-$1.05, the closing price of the stock on the date subscriptions were executed. The total value was $236,471 and is being recognized of the term of the notes which contain due dates ranging from June 30, 2006 to November 8, 2006. The Company recognized interest expense of $134,862 and $101,609 for the twelve months ending December 31, 2006 and 2005 respectively.

         The Company executed a twelve month consulting agreement, commencing November 11, 2005, in consideration of 200,000 shares of restricted common stock. The shares were valued at $0.40; the closing price on the date of grant. The Company recognized consulting expense of $69,041 and $10,959 as of December 31, 2006 and 2005 respectively.

         During 2005, the Company executed a consulting agreement in consideration of 75,000 shares of restricted common stock valued at $0.22; the closing price of the stock on the grant date. The agreement may be terminated at any time when notice is received by either party. The Company recognized an expense of $16,500 for twelve months ending December 31, 2005.

         The Company executed a consulting agreement for a term of twelve months, commencing November 30, 2005. In consideration for services, the consultant received 300,000 shares of restricted common stock valued at $.22; the closing price on the grant date. For the period ending December 31, 2006 and 2005, the Company recognized an expense of $60,395 and $5,605 respectively.

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY (continued)

         COMMON STOCK (continued)

         On December 23, 2005, the Company executed a 60 day promissory note, resulting in gross proceeds of $100,000. Attached to the note was a provision for the Company to issue 50,000 shares of restricted common stock to the holder. The shares were valued at $0.44; the closing price on the date of grant. The Company recognized an expense of $19,373 and $2,627 for the year ended December 31, 2006 and 2005 respectively.

         Pursuant to the terms of the December 23, 2005 promissory note the Company was to issue, in its own name, 250,000 shares of restricted common stock as a pledge for collateral on the $100,000 note. The shares were valued at par value as they are considered issued but not outstanding as of December 31, 2005.

         On December 15, 2005, the Company executed a six month consulting agreement in consideration of 100,000 shares of restricted common stock, valued at $0.51. The Company recognized and expense of $46,516 and $4,484 at December 31, 2006 and 2005 respectively.

         During 2005, the Company obtained through a vote of majority of its shareholders the approval to increase the authorized common shares from 50,000,000 to 250,000,000 shares of common stock at $0.001 par value.

         During the year ended December 31, 2006, the Company issued a total of 24,235,523 shares of restricted common stock. Shares issued for services, compensation and loan fees are valued at the closing price of the stock on the grant date and recognized over the term of the corresponding contract and/or agreements; shares issued as a pledge of collateral are considered issued but not outstanding; shares issued from the conversion of Preferred Series B stocks related to Series B preferred liabilities are valued at the converted amount of liability and a reclass to paid in capital (See Note 16 - Long Term Notes Payable); shares issued from the conversion of Preferred Series B stock not related to the Series B preferred liabilities are valued at par with no effect on operations (See note 18- Preferred stock).

         The table below represents the activity of shares issued as of December 31, 2006:

                                                                       Aggregate      Deferred       Expense
                 Consideration        No. Shares      Price Range        Value        Balance      Recognized
           ------------------------    ----------     -------------    -----------   -----------   -----------

           Services                    7,672,000     $0.08 - $0.42    $ 1,520,440   $(1,253,443)    $   266,997

           Loan Fees                   8,272,500      0.08 -  0.43      2,046,253    (1,210,360)        844,166

           Compensation                6,895,000      0.11 -  0.27      1,530,650            -0-      1,530,666

           Pledge of Collateral          125,000               -0-            -0-            -0-           -0-

           Conversion of Preferred

           Series B                    1,271,023               -0-        652,000            -0-           -0-
                                      ----------     -------------    -----------    ------------   -----------
           TOTAL:                     24,235,523               N/A    $ 5,749,343    $(2,463,803)   $ 2,641,829
                                      ----------     -------------    -----------    ------------   -----------

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY (continued)

         STOCK WARRANTS

         In January 2005, the Company entered into a one year agreement for consulting services. The agreement stipulated that a warrant to purchase 50,000 shares of common stock be issued. The warrants are exercisable at $2.00 per share. The issuance of the 12% convertible notes payable originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants; the exercise price of the warrants decreased from $2.00 to $0.76. The issuance of the Laurus secured convertible notes payable on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45. The fair value of such warrants were recorded as a derivative liability amounting to $69,162 at the date of issuance. (The transaction was valued using the Black-Scholes model with an interest rate of 3.01%, volatility of 96%, zero dividends and expected term of five years).

         On January 3, 2005, the Company entered into a one year agreement for consulting services. The agreement stipulated as consideration of services, the Company grant warrants for the purchase 200,000 shares of common stock to be issued, as follows: 100,000 at $4.00 per share and 100,000 at $5.00 per share. The fair value of the warrants, $220,017, were recorded as a derivative liability at the date of issuance. The issuance of the 12% convertible notes payable originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants ranging from $4.00-$5.00 to $0.76. The issuance of the Laurus secured convertible notes payable on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using a Black-Scholes model with an interest rate of 3.22%, volatility of 104.25%, zero dividends and expected term of five years).

         In January 2005, the Company entered into another one year agreement for consulting services. The agreement stipulated as consideration of services, the Company grant warrants for the purchase of 300,000 shares of common stock issued as follows: 100,000 warrants at $2.00 per share, 100,000 warrants at $2.50 per share, 100,000 warrants at $3.00 per share. The fair value of the warrants, $371,825, were recorded as a derivative liability at the date of issuance. The issuance of the 12% convertible notes payable originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants ranging from $2.00-$3.00, to $0.76. The issuance of the Laurus secured convertible notes payable on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using a Black-Scholes model with an interest rate of 3.22%, volatility of 104.25%, zero dividends and expected term of five years).

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY (continued)

         STOCK WARRANTS (continued)

         On February 25, 2005, the Company issued warrants to purchase 300,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible notes payable. (See Note 13 - Convertible Notes payable) The fair value note and warrants were recorded as a derivative liability in the amount of $269,488 at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.38%, volatility of 87.86%, zero dividends and expected term of five years).

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

         In April 2005, the Company issued warrants to purchase 290,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible notes payable (See Note 13 - Convertible Notes payable). The Company recorded a derivative liability in the amount of $240,746 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.65%, volatility of 90.46%, zero dividends and expected term of five years).

         On April 4, 2005, the Company executed a sixty-month consulting agreement in consideration of granting warrants to purchase 127,059 shares at $1.50 and 169,412 shares at $2.00. The Company recorded a derivative liability in the amount of $171,527 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.65%, volatility of 73.35%, zero dividends and expected term of five years). The issuance of the 12% convertible notes payable originating on June 30, 2005, triggered an adjustment in the exercise price of the warrants ranging from $1.50-$2.00 to $0.76. The issuance of the Laurus secured convertible notes payable on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45.

         On April 7, 2005, the Company executed a twelve-month consulting agreement in consideration of granting warrants to purchase 150,000 shares of common stock at $1.50; The Company recorded consulting expense and a derivative liability in the amount of $121,283 for the fair value of the warrants at the date of issuance (computed using the Black-Scholes model with an interest rate of 3.65%, volatility of 83.09%, zero dividends and expected term of five years). The issuance of the 12% convertible notes payable originating on June 30, 2005 triggered an adjustment in the exercise price of the warrants from $1.50 to $0.76. The issuance of the Laurus secured convertible term loan on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY (continued)

         STOCK WARRANTS (continued)

         In May 2005, the Company issued warrants to purchase 135,000 shares of common stock exercisable at $1.50 in accordance with the terms of the convertible notes payable, (See Note 13 - Convertible Notes payable) The Company recorded a derivative liability in the amount of $117,860 at the date of issuance. (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 94.78%, zero dividends and expected term of five years).

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

         On June 30, 2005 the Company issued 394,729 warrants to purchase common stock at $0.76 as placement agent fees attributed to the Cogent Capital transaction. The Company recorded a derivative liability in the amount of $240,902 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible notes payable on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45. Computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years.

         In July 2005, the Company issued warrants to purchase 1,400,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible notes payable, (See Note 13 - Convertible Term
         Loan). The Company recorded a derivative liability in the amount of $1,281,624 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible notes payable on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.64%, volatility of 77.36%, zero dividends and expected term of five years).

         The Company issued warrants to purchase 215,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible notes payable, (See Note 13 - Convertible Notes payable). The Company recorded a derivative liability in the amount of $245,850 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible notes payable on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.87%, volatility of 81.62%, zero dividends and expected term of five years).

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY (continued)

         STOCK WARRANTS (continued)

         In August 2005, the Company issued warrants to purchase 475,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible notes payable, (See Note 13 - Convertible Term
         Loan). The Company recorded a derivative liability in the amount of $415,850 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible notes payable on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 4.04%, volatility of 93.60%, zero dividends and expected term of five years).

         In September 2005, the Company issued warrants to purchase 357,500 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible notes payable, (See Note 13 - Convertible Notes payable). The Company recorded a derivative liability in the amount of $282,456 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible notes payable on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.95%, volatility of 100.29%, zero dividends and expected term of five years).

         The Company issued warrants to purchase 375,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible notes payable, (See Note 13 - Convertible Notes payable). The Company recorded a derivative liability in the amount of $170,890 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible notes payable on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.95%, volatility of 97.15%, zero dividends and expected term of five years).

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

         In November 2005, the Company issued warrants to purchase 197,000 shares of restricted common stock exercisable at $0.76 in accordance with the terms of the convertible notes payable, (See Note 13 - Convertible Notes payable). The Company recorded a derivative liability in the amount of $102,898 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible notes payable on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 4.42%, volatility of 125.56%, zero dividends and expected term of five years).

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 18 - STOCKHOLDERS' DEFICIENCY (continued)

         STOCK WARRANTS (continued)

         During 2005, pursuant to the terms of a Financial Advisory and Investment Banking agreement, the Company issued in total 699,253 warrants to purchase restricted common stock at $0.76 in consideration as placement agent fees for subscribers purchasing a total of 3,019,500 units of the debt placement financing (See Note 13 - Convertible Notes payable). The Company recorded a derivative liability in the total amount of $384,667 for the fair value of the warrants at the date of issuance. The issuance of the Laurus secured convertible notes payable on March 31, 2006, triggered an adjustment in the purchase price of the warrants from $0.76 to $0.45 (computed using the Black-Scholes model with an interest rate of 3.64%-4.42%, volatility of 77.36%-125.56%, zero dividends and expected term of five years).

         A summary of the options and warrants issued as of December 31, 2006 and 2005 and changes during the years is presented below:

                                                        2006                        2005
                                              ----------------------------------------------------
                                                            Weighted                      Weighted
                                                             Average                        Average
                                              Number of     Exercise       Number of       Exercise
                                               Warrants      Price         Warrants         Price
                                              ---------     -------        ---------       ---------
         Balance at beginning of year         9,957,548     $  0.98        4,030,904       $    3.02
         Granted                                      -           -        6,189,953            0.88
         Exercised                                    -           -        (263,309)            0.70
         Forfeited                              (2,125)       36.00                -              -
                                              ---------     -------        ---------      ----------
         Balance at end of year               9,955,423     $  0.98        9,957,548       $    1.22
                                              =========     =======        =========      ==========
         Options exercisable end of year      9,955,423     $  0.98        9,957,548       $    1.22
                                              ---------     -------        ---------       ---------
          Weighted average fair value of
           options granted during the year                  $    -                         $    .88
                                                            =======                        =========

         The following table summarizes information about stock warrants outstanding at December 31, 2006:

                  Warrants Outstanding                                              Options Exercisable
          ---------------------------------------------------------------------------------------------------
                                                     Weighted         Weighted                       Weighted
           Range of               Number              Average          Average          Number        Average
           Exercise            Outstanding at        Remaining        Exercise      Exercisable at   Exercise
            Price           December 31, 2006      Contractual         Price     December 31, 2006   Price
          -----------         -----------------    -----------       --------    -----------------  ---------

         $ 6.40 - 100.00           240,000         6.90 Years        $  12.25          240,000      $  12.25
           3.00 -   6.39           147,500         7.56 Years            3.34          147,500          3.34
            .76 -   2.99         1,599,000         5.00 Years            1.68        1,599,000          1.68
                    0.45         7,959,459         3.08 Years            0.45        7,959,459          0.45
                    0.20             9,464         2.25 Years            0.20            9,464          0.20
                                 ---------                           --------        ---------      --------
                                 9,955,423                           $   0.98        9,955,423      $   0.98
                                 =========                           ========        =========      ========

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006


NOTE 19 - SUBSCRIPTION RECEIVABLE

         The Company has entered into a series of related agreements with a placement agent and certain investors pursuant to which the Company has issued 19,736,848 common shares at a purchase price of $0.76 per share. The fair value of such shares at the date of issuance amounted to $15,000,000. The price per common share was based on a discount of 20% from the closing price of the common stock in June 2005. In connection with the issuance of shares, the investors deposited $15,000,000 in US government bonds, which are held by the placement agent for the potential future benefit of the Company.

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

         Under the terms of the equity swap, the 15,789,472 common shares and the bonds are maintained in escrow until the earlier of 42 months from June 2005 or such time as all of these shares are covered by an effective registration statement filed with the SEC. The Company, however, is not obligated to register the common shares.

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 19 - SUBSCRIPTION RECEIVABLE (continued)

         As additional consideration, the Company has agreed to compensate the private placement agent with a monthly payment amounting to LIBOR + 1.25% times $15,000,000, less the interest earned on the US Government bonds. This amount is payable until the funds and the shares are released from escrow. The Company estimates the aggregate payments under this arrangement to amount to $1,178,250 over the terms of the agreement. The Company has recorded a corresponding amount as accrual for placement agent fees at the date of issuance of shares, which was offset against additional paid-in capital. The balance of accrued expenses related to this transaction were $1,150,470 as of December 31, 2006 (See Note 9 - Accrued Expenses).

         The Company adjusts quarterly the amount of the Subscription Receivable to reflect the variations in its stock price. Additionally, the Company discounts the Subscription Receivable to reflect the time value of money until it is entitled to receive the Subscription Receivable.

         At the date of issuance of the shares, the Company recorded a Subscription Receivable of $12,718,150, adjusted for a discount of $1,082,211. The Company used a discount rate of 3.66% at the date of issuance and a stock price of $0.92. At December 31, 2006, the Subscription Receivable amounted to $1,654,135, adjusted for a discount of $789,968. The Subscription Receivable at December 31, 2006 is based on a discount rate of 5% and a stock price of $0.11. The decrease in subscription receivable between the date of issuance and December 31, 2006, was originally recorded as an element of comprehensive income/(loss). This balance in the amount of $12,555,897 was recorded as realized loss in the accompanying consolidated statements of operations. As an initial entrance amount in the equity swap transaction, Cogent Capital Corp. has received 1,381,579 common shares of the Company (See Note 18- Stockholders' Deficiency).

NOTE 20 - INCOME TAXES

         For Federal income tax purposes, the Company has net operating loss carryforwards of approximately $15,740,000, which expire at various times through 2026. Annual utilization of the net operating loss carryforwards may be limited due to ownership changes as defined under section 382 of the Internal Revenue Code.

         The Company's tax expense differs from the "expected" tax (benefit) for the years ended December 31, 2006 and 2005, computed by applying the statutory Federal tax rate of 35% to loss before taxes, as follows:

                                                 2006           2005
                                             -----------    ------------
         Computed "expected" tax (benefit) $(9,280,000) $ (684,000) State tax (benefit), net of
           Federal tax effect                 (1,326,000)        (98,000)
         Permanent Differences                 5,146,000      (3,260,000)

         Change in valuation allowance         5,460,000       4,042,000
                                             -----------     -----------
                                             $        --     $        --
                                             ===========     ===========

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 20 - INCOME TAXES (continued)

         The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

         Deferred tax assets:
         Net operating loss carryforward                 $6,296,000
         Impairment of intangibles                        1,322,000
         Accrued expenses                                    99,000
         Stocks and warrants for services and loans       2,524,000
         Capitalized funding costs-warrants               1,021,000
         Other                                              352,000
                                                         ----------
         Total gross deferred tax assets                 11,614,000
         Less valuation allowance                       (11,614,000)
                                                         ----------
         Net deferred tax assets                         $       --
                                                         ==========

         SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of approximately $11 million at December 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance during 2006 and 2005 was an increase of $5,460,000 and $4,042,000, respectively.

NOTE 21 - DISCONTINUED OPERATIONS

         As described in Note 1, on December 15, 2006, the Company decided to discontinue the operations of BNMD, BNHI, BNSF, BNMA and BNCT. These subsidiaries are reported as a discontinued operation and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

         On December 15, 2006, the Company signed a Letter of Intent to sell its distribution subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), to Global Beverage Solutions, Inc. ("Global Beverage"). The Company and Global Beverage signed an Agreement and Plan of Merger ("Merger Agreement") dated January 31, 2007, as amended on February 23, 2007, whereby the Company will sell its distribution subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), to Global Beverage. The Company closed on this transaction on February 23, 2007 (See Note 22 - Subsequent events).

         According to the terms of the Merger Agreement, the Company will receive 60,500,000 in Global Beverage common stock. In addition, Global Beverage will issue a $2 million note payable to the Company of which $229,000 shall be paid at closing and the remainder of the balance will be paid in minimum installments of $25,000 per month commencing on September 1, 2007 (See Note 22 - Subsequent events).

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 21 - DISCONTINUED OPERATIONS (continued)

         The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption "Assets of discontinued operation" and "Liabilities of discontinued operation". The carrying amounts of the major classes of these liabilities as of December 31, 2006 are summarized as follows:

         Assets:

         Cash                                           $    40,881
         Accounts receivable, net                           332,943
         Other receivable                                    29,467
         Inventories                                        393,345
         Prepaid expenses                                    54,681
         Property and equipment, net                        102,758
         Customer list, net (See Note 7)                    986,620
         Goodwill (See Note 8)                              847,620
         Other current assets                                46,371
                                                        -----------
         Assets of discontinued operation               $ 2,834,686
                                                        ===========
         Liabilities:

         Notes payable (1)                              $    85,132
         Accounts payable and accrued expenses            2,005,055
         Other current liabilities                           10,850
                                                        -----------
         Liabilities of discontinued operation          $ 2,101,037
                                                        ===========

         (1) Resulted from the acquisition of Beverage Network of Massachusetts Inc. ("BNMA")

         The following table sets forth for the fiscal years indicated selected financial data of the Company's discontinued operations.

                                                    2006             2005
                                              -------------------------------
Revenues                                      $    9,782,382   $    9,978,657
Cost of sales                                      8,138,985        8,229,171
                                              -------------------------------
Gross profit                                       1,643,397        1,749,486
Operating and other non-operating expenses         2,496,752        4,013,588
                                              -------------------------------

Loss from discontinued operations             $     (853,355)  $   (2,264,102)
                                              ===============================

NOTE 22 - SUBSEQUENT EVENTS

         On January 19, 2007, the Company issued 2,500,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.10 per share or $250,000. In connection with the issuance of these shares, the Company recorded consulting fees of $250,000 for business development services performed.

         On January 18, 2007, the Company issued 7.83 shares of preferred series B shares which converted to the payment of $390,574 of accrued liquidated damages and accrued dividends.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE 22 - SUBSEQUENT EVENTS (continued)

         On January 29, 2007, the Company issued 390,625 shares issued upon the conversion of $25,000 convertible notes payable including accrued interest to a note holder.

         The Company and Global Beverage Solutions, Inc. ("Global Beverage") signed an Agreement and Plan of Merger ("Merger Agreement") dated January 31, 2007, as amended on February 23, 2007, whereby the Company will sell its distribution subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), to Global Beverage. The transaction will be structured as a merger of BNMD into a wholly-owned subsidiary of Global Beverage.

         According to the terms of the Merger Agreement, the Company will receive 60,500,000 in Global Beverage common stock. In addition, Global Beverage will issue a $2 million note payable to the Company of which $229,000 shall be paid at closing and the remainder of the balance will be paid in minimum installments of $25,000 per month commencing on September 1, 2007. In the event Global Beverage raises any equity capital while the note is outstanding, Global Beverage shall pay down the note in an amount equal to 35% of the net proceeds received in such equity raise. Global Beverage will also assume the balance of a promissory note held by Master Distributors, Inc. Upon closing, the Company will have the right to appoint three directors to Global Beverage's board of directors. Additionally, upon closing, a duly executed employment agreement will be entered between the Company's President and Global Beverage.

         On February 23, 2007, the Company completed the sale of its wholly owned subsidiary, Beverage Network of Maryland, Inc., to Global Beverage Solutions, Inc. ("Global Beverage"). As part of the transaction, the Company received 60,500,000 shares in Global Beverage common stock. In addition, Global Beverage issued a $2 million note payable to the Company of which $229,000 was paid at closing. As part of the transaction, the Company's President and member of the Company's Board of Directors resigned from his positions and became a member of the Board of Directors and Chief Executive Officer of Global Beverage, both effective February 23, 2007.

         On March 13, 2007, the Company issued 900,000 shares of common stock for failure to pay the balance of the principal and accrued interest to a certain note holder after its maturity date. The Company valued these common shares at the fair market value on the date of grant at $.05 per share or $45,000. In connection with the issuance of these shares, the Company recorded an interest expense of $45,000.

         On March 13, 2007, the Company issued 214,870 shares issued upon the conversion of $10,000 convertible notes payable including accrued interest to a note holder.

         On March 29, 2007, the Company issued 2,250 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.05 per share or $112. In connection with the issuance of these shares, the Company recorded stock based compensation of $112.