Form 10QSB
period 2007-03-31
XSTREAM BEVERAGE NETWORK, INC.
filed 2007-05-18
CIK 853833

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

                For the quarterly period ended March 31, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 57,911,900 shares of common stock as of May 11, 2007.

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

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 2007
         (Unaudited)...........................................................4

         Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2007 and 2006..................................5

         Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2007 and 2006 .................................6

         Notes to Consolidated Financial Statements (Unaudited) as of
         March 31, 2007 .......................................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............30

Item 3.  Controls and Procedures..............................................42

Part II. Other Information

Item 1.  Legal Proceedings....................................................43

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........43

Item 3.  Default on Senior Securities.........................................43

Item 4.  Submission of Matters to a Vote of Security Holders..................43

Item 5.  Other Information....................................................43

Item 6.  Exhibits.............................................................43

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                           March 31,
                                                                                             2007
                                                                                         ------------
                                                                                          (Unaudited)
ASSETS
      Current Assets:
          Cash                                                                           $    122,900
          Note receivable - short term                                                        150,000
          Accounts receivable                                                                   8,871
          Inventory                                                                           205,409
          Prepaid expenses                                                                     42,908
          Assets of discontinued operations                                                     3,384
                                                                                         ------------
              Total current assets                                                            533,472
                                                                                         ------------

      Property and equipment, net of accumulated depreciation of $15,911                       14,654
                                                                                         ------------
      Other Assets:
          Note receivable - long term                                                       1,101,670
          Restricted marketable equity securities, at market                               12,364,687
          Capitalized funding costs,net                                                       774,456
          Other assets                                                                         17,118
                                                                                         ------------
              Total other assets                                                           14,257,931
                                                                                         ------------
Total Assets                                                                             $ 14,806,057
                                                                                         ============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
      Liabilities:
          Current Liabilities:
              Loans payable                                                              $  1,734,555
              Loans payable - related party                                                    50,455
              Revolving line of credit                                                      1,027,051
              Convertible notes payable                                                     4,263,125
              Current portion of long term debt, net of discount of $110,542                1,454,614
              Preferred Series B ($0.001 par value, 40 Shares issued and outstanding),
                net of discount of $55,851                                                  1,452,149
              Accounts payable                                                                759,953
              Accrued expenses                                                              2,106,820
              Dividends payable                                                                 6,346
              Derivative liabilities                                                        3,085,466
              Liabilities of discontinued operations                                        1,304,617
                                                                                         ------------
                  Total current liabilities                                                17,245,151
                                                                                         ------------

          Long Term Liabilities:
              Notes payable, net of discount of $110,538                                    2,439,461
              Convertible notes payable, net of discount of $1,333,333                        849,667
                                                                                         ------------
                  Total long term liabilities                                               3,289,128
                                                                                         ------------
                  Total Liabilities                                                        20,534,279
                                                                                         ------------
      Stockholders' Deficiency
          Preferred Stock, $0.001 par value,
              Series A, 200,000 shares issued and outstanding                                     200
          Preferred Stock, $0.001 par value, 4,000,000 shares authorized
              Series D, 1,100,000 shares issued and outstanding                                 1,100
          Common Stock, $0.001 par value, 250,000,000 shares authorized,
          56,725,325 issued and outstanding                                                    56,725
          Additional paid in capital                                                       44,798,724
          Accumulated deficit                                                             (47,427,521)
          Subscription receivable                                                            (790,226)
          Accumulated other comprehensive loss                                             (2,155,313)
          Deferred consulting                                                                (211,911)
                                                                                         ------------
                  Total Stockholders' Deficiency                                           (5,728,222)
                                                                                         ------------
TOTAL LIABILITIES & STOCKHOLDERS'  DEFICIENCY                                            $ 14,806,057
                                                                                         ============


     See accompanying notes to unaudited consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Three Months Ended
                                                                    March 31,
                                                         ------------------------------
                                                             2007              2006
                                                         -------------    -------------
                                                          (Unaudited)      (Unaudited)

Net sales                                                $       2,948    $     234,234

Cost of goods sold                                              15,195          162,846
                                                         -------------    -------------
Gross profit                                                   (12,247)          71,388
Expense
      Marketing, selling, general and administrative           793,452          861,034
                                                         -------------    -------------
          Total operating expense                              793,452          861,034
                                                         -------------    -------------
Loss from continuing operations                               (805,699)        (789,646)
Other Income/(Expense)
      Interest income                                            9,490             --
      Interest expense                                      (1,366,150)      (4,868,995)
      Derivative liability expense                                --           (765,528)
      Change in fair value of derivatives                     (659,188)      (4,029,608)
      Other expenses                                              --           (860,839)
      Realized loss- subscription receivable                  (863,909)            --
                                                         -------------    -------------
          Total other income/(expense)                      (2,879,757)     (10,524,970)
                                                         -------------    -------------
Income (Loss) from continuing operations                    (3,685,456)     (11,314,616)
                                                         -------------    -------------

Discontinued operations:
Gain from disposal of discontinued operations               16,844,821             --
Gain (Loss) from discontinued operations                      (110,704)        (218,462)
                                                         -------------    -------------

        Total gain (loss) from discontinued operations      16,734,117         (218,462)
                                                         -------------    -------------
Net Income (loss)                                           13,048,661      (11,533,078)
                                                         -------------    -------------

Unrealized loss - restricted investment                  $  (2,155,313)   $        --
                                                         -------------    -------------
Unrealized loss on subscription receivable               $        --      $    (521,053)
                                                         -------------    -------------
Comprehensive income (loss)                                 10,893,348      (12,054,131)
                                                         -------------    -------------
Preferred stock dividends                                      (12,501)         (32,878)
                                                         -------------    -------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS       $  13,036,160    $ (11,565,956)
                                                         =============    =============

INCOME (LOSS) PER COMMON SHARE - BASIC:
  Income (loss) from continuing operations               $       (0.07)   $       (0.37)
  Income (loss) from discontinued operations                      0.30            (0.01)
                                                         -------------    -------------

   Net income (loss) per common share                    $        0.23    $       (0.38)
                                                         =============    =============

INCOME (LOSS) PER COMMON SHARE - DILUTED:
  Income (loss) from continuing operations               $       (0.02)   $       (0.37)
  Income (loss) from discontinued operations                      0.10            (0.01)
                                                         -------------    -------------

   Net income (loss) per common share                    $        0.08    $       (0.38)
                                                         =============    =============

Weighted Average Shares Outstanding -Basic                  55,364,745       30,981,381
                                                         =============    =============
Weighted Average Shares Outstanding -Diluted               162,558,784       30,981,381
                                                         =============    =============


     See accompanying notes to unaudited consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                          ----------------------------
                                                                              2007             2006
                                                                          ------------    ------------
                                                                          (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations                                           $ (3,685,456)   $(11,314,616)

Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:

Depreciation                                                                     1,483           1,257
Amortization of deferred fees and consulting                                   229,517         406,260
Amortization of debt discount to interest expense                              362,258       2,666,757
Liquidated damages for failure to timely file registration statement            56,550         261,000
Amortization of capitalized funding Costs                                      159,128       1,254,598
Stock based loan fee                                                            45,000         375,769
Stock based services                                                           250,136         218,997
Derivative liability expense                                                      --           765,528
Change in fair value of derivative liabilities                                 659,188       4,029,608
Realized loss-transfer of subscription receivable                              863,909            --

Changes in operating assets and liabilities:
Accounts receivable                                                              3,356        (219,952)
Inventory                                                                        2,609         (20,049)
Interest receivable included in notes receivable                                (9,490)           --
Other current and non-current assets                                            53,436          59,793
Accounts payable                                                               (53,172)        150,083
Accrued expenses                                                               (14,467)          8,291
Accrued interest included in notes payable and revolving line of credit        614,809         433,531
                                                                          ------------    ------------

Net cash used in continuing operating activities                              (461,206)       (923,145)
                                                                          ------------    ------------

Loss from discontinued operations                                           16,734,117        (218,462)

Adjustments to reconcile loss from discontinued operations to net cash provided by (used in) discontinued operating activities:
Loss on disposal of fixed assets                                                  --            11,430
Gain from disposal of discontinued operations                              (16,844,821)           --
Depreciation                                                                    12,668          21,388
Bad debt                                                                          --               354
Amortization of intangibles                                                     59,902         100,579
Decrease (Increase) in net assets from discontinued operations                 227,914         (39,700)
Increase (Decrease) in net liabilities from discontinued operations            (29,155)         89,730
                                                                          ------------    ------------

Net cash provided by (used in) discontinued operations                         160,625         (34,681)
                                                                          ------------    ------------

Net cash used in operating activities                                         (300,581)       (957,826)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable                                                  757,820            --
Proceeds from disposition of fixed assets - discontinued operations               --             3,420
                                                                          ------------    ------------

Net cash provided by investing activities                                      757,820           3,420
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans                                                 --            50,000
Proceeds from non-related party loans                                             --         4,450,000
Repayments of non-related party loans                                         (275,000)     (3,366,782)
Capitalized funding costs                                                         --          (254,500)
Cash overdraft                                                                 (16,639)         (2,121)
Proceeds received from revolving line of credit                                144,287            --
Payments on revolving line of credit                                          (188,287)           --
                                                                          ------------    ------------

Net cash provided by financing activities                                     (335,639)        876,597
                                                                          ------------    ------------

Net cash increase (decrease)                                                   121,600         (77,809)
Cash at beginning of year                                                        1,300          84,326
                                                                          ------------    ------------
Cash at end of period                                                     $    122,900    $      6,517
                                                                          ============    ============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
     Interest paid                                                        $    214,003    $    836,935
     Taxes paid                                                           $       --      $       --


     See accompanying notes to unaudited consolidated financial statements.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND NATURE OF BUSINESS
         -----------------------------------

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

         DISCONTINUED OPERATIONS
         -----------------------

         On December 15, 2006, the Company signed a Letter of Intent to sell its distribution subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), to Global Beverage Solutions, Inc. ("Global Beverage"). The Company and Global Beverage signed an Agreement and Plan of Merger ("Merger Agreement") dated January 31, 2007, as amended on February 23, 2007, whereby the Company will sell its distribution subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), to Global Beverage. The Company closed on this transaction on February 23, 2007.

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

         BASIS OF PREPARATION AND SUMMARY OF ACCOUNTING POLICIES
         -------------------------------------------------------

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         USE OF ESTIMATES
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, inventory reserves, depreciation and amortization, taxes, contingencies, impairment allowances, and valuation of debt discounts, derivative liabilities and restricted marketable securities. Such estimates are reviewed on an on-going basis and actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS
         -------------------------

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

         ACCOUNTS RECEIVABLE
         -------------------

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

         RISKS AND UNCERTAINTIES
         -----------------------

         The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the three months ended March 31, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

         PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment are stated at cost, and depreciation is computed using the straight line method over the estimated economic useful life. Leasehold improvements are amortized using the straight-line method over the lease term. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
         --------------------------------------------------

         We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any exceeds its fair market value. The Company did not consider it necessary to record any impairment charges during the year ended March 31, 2007.

         STOCK-BASED COMPENSATION
         ------------------------

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

         Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the three months ended March 31, 2007, the Company did not grant any stock options.

         REVENUE RECOGNITION
         -------------------

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INCOME TAXES
         ------------

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

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

         RECLASSIFICATION
         ----------------

         Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on the reported net loss.

         GOING CONCERN
         -------------

         As reflected in the accompanying consolidated financial statements, the Company, has a net income for the three months ended March 31, 2007 of $13,048,661, cash used in operations of $300,581 and an accumulated deficit of $47,427,521 at March 31, 2007, and a working capital deficit of $16,711,679 at March 31, 2007. Although the Company reported a net income for the three months ended March 31, 2007, the majority of which was derived from the sale the Company's subsidiary in February 2007, the Company is unable to predict whether it will continue to achieve profitability in the future. There could be no assurances that the Company will continue to recognize similar net income in the future. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital to implement its business plan. The Company believes that these actions provide the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

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

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company has adopted FAS 157 for the three months ended March 31, 2007.

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("FAS 159"). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. FAS 159 is effective as of the beginning of an entity's fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has adopted FAS 159 for the three months ended March 31, 2007.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 2 - NET LOSS PER COMMON SHARE

         In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. In the 2006 period, diluted loss per common share is not presented because it is anti-dilutive. The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2007:

           Net income                                       $ 13,048,661
           Weighted average shares outstanding - basic        55,364,745
           Income per share - basic                         $       0.23
                                                            ============
           Net income                                         13,048,661
           Adjustments-
               Derivative (income) expense                       659,188
                                                            ------------
           Net income - diluted/adjusted                    $ 13,707,849

           Weighted average shares outstanding - basic        55,364,745
           Effect of dilutive securities
              Convertible debentures                          66,227,814
              Convertible preferred stocks                    40,966,225
              Dilution from warrants                                  --
                                                            ------------
           Weighted average shares outstanding- diluted      162,558,784
                                                            ============
           Income (loss) per share - diluted                $       0.08
                                                            ============

NOTE 3 - INVENTORY

         Inventories are stated at the lower of cost or market determined in a "first-in, first-out" basis. The Inventory balance consisted of the following:
                                                              March 31,
                                                                2007
                                                            ------------
         Resalable products                                 $   162,089
         Proprietary brand raw materials                         43,320
                                                            ------------
         Total:                                             $   205,409
                                                            ============

NOTE 4 - FIXED ASSETS

         Property and equipment at March 31, 2007 is as follows:

                                   Useful life
         Office Equipment            5 years                $   29,565
         Furniture & Fixtures        7 years                     1,000
                                                            ----------
                                                                30,565
         Less: Accumulated depreciation                        (15,911)
                                                            ----------
         Net                                                $   14,654
                                                            ==========

         Depreciation expense for the three months ended March 31 is as follows:

                                                            2007         2006
                                                         ---------    ---------
         Depreciation expense                            $   1,483    $   1,257
         Depreciation expense - discontinued operations     12,668       21,388
                                                         ---------    ---------
         Total Depreciation expense                      $  14,151    $  22,645
                                                         =========    =========
                                      - 13 -

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 5 - CAPITALIZED FUNDING COSTS, NET

         The table below summarizes the balance of capitalized funding costs as of March 31, 2007:

         Capitalized Funding Costs                            $ 5,027,822

         Accumulated Amortization:                             (4,253,366)
                                                              -----------
                  Net:                                        $   774,456
                                                              ===========

         Amortization of capitalized funding cost for the three months ended March 31, 2007 and 2006 was $159,128 and $1,254,598, respectively.

NOTE 6 - NOTE RECEIVABLE

         In February 2007, the Company received a $2 million secured promissory note in connection with the sale of the Company's subsidiary, Beverage Network of Maryland, Inc., to Global Beverage. The note bears interest at 6% per annum and matures in March 31, 2011. The note shall be paid as follows:

         A) $229,000 payable upon closing of sale
         B) 40% of any cash proceeds received by Global from a private placement offering in February 2007.
         C) The remainder of the balance to be paid in minimum installments of $25,000 per month commencing on September 1, 2007.

         Additionally, in the event Global raises any equity capital while the note is outstanding, Global shall pay down the note equal to 35% of the net proceeds from such equity raise. The Company received proceeds of $757,820 during the three months ended March 31, 2007. The balance of the note receivable as of March 31, 2007 was $1,251,670 (Current portion of $150,000 and long term portion of $1,101,670).

NOTE 7 - INVESTMENT IN RESTRICTED MARKETABLE SECURITIES

         On February 23, 2007, the Company completed the sale of its wholly owned subsidiary, Beverage Network of Maryland, Inc., to Global Beverage Solutions, Inc. ("Global Beverage"). As part of the transaction, the Company received 60,500,000 shares in Global Beverage common stock. The Company has adopted FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157") and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles. FAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. At the time of issuance, the Company recorded the cost of the investment at $14,520,000 representing the market value of the shares less a 25% discount for restrictions relating to restricted stocks. The Company revalued the investment (using the bid and ask prices taking into account the 25% discount for restrictions relating to restricted stocks) at March 31, 2007 which resulted in a $2,155,313 decrease in the fair value which has been recorded as other comprehensive loss in stockholders' deficiency.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 8 - DIVIDENDS PAYABLE

         The Series B Preferred pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of its common stock or additional shares of its Series B Preferred.

         In January 2007, the Company issued 3.51 shares of preferred series B shares which converted to the payment of $175,407 of accrued dividends. The dividends payable as of March 31, 2007 was $6,346.

NOTE 9 - LOANS PAYABLE AND LOANS PAYABLE-RELATED PARTY

         XStream Beverage, Inc. ("XBI"), a principal stockholder of the Company owned by XStream's Chairman, periodically loans money to XStream. In March 2004, the principal shareholder advanced $25,000 to the Company; XStream's loans from XBI are non-interest bearing demand notes with no specified term. The balance due was $50,455 at March 31, 2007.

         Loans payable at March 31, 2007 were as follows:

         December 2005 - May 2006, 60 day demand notes,
            5% per month                                          $1,425,228
         April 2006, 120 day demand note,
            fixed interest of $25,000                                309,327
                                                                  ----------
           Total Loans Payable                                    $1,734,555
                                                                  ==========

         From December 2005 to March 2006, the Company executed sixty day demand notes to investors that resulted in $550,000 of proceeds to the Company. The notes contain maturity dates ranging from February 23, 2006 to May 1, 2006 and contain provisions for fixed interest that amounts to $65,000 if repaid according to terms. The notes accrue 5% interest per month if in arrears along with a provision whereby the note holder is entitled to an interest penalty in the amount of $50,000 per month if the notes are not repaid by August 31, 2006. Interest expense of $331,387 was recognized for the three months ended March 31, 2007. Additionally, on December 15, 2006, in connection with these notes, the Company issued 900,000 shares of its common stock for non payment of the principal and accrued interest in August 2006 and recognized interest expense of $45,000 during the three months ended March 31, 2007. The total balance of the principal notes and accrued interest as of March 31, 2007 was $1,425,228.

         In April 2006, the Company executed a $250,000, 120 day demand note, fixed interest of $25,000 due August 5, 2006. The note accrues 1.5% interest per month after due date. The proceeds to the Company were $210,000 after paying a placement fee of $40,000. The Company recorded interest expense of $13,512 for the three months ended March 31, 2007. The total balance of the principal notes and accrued interest as of March 31, 2007 was $309,327.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 10 - LAURUS MASTER FUND REVOLVING LINE OF CREDIT

         On March 31, 2006, the Company was issued a $4 million line of credit with the Laurus Master Fund. ("Laurus Debt"). The line of credit bears interest at the higher of 9% or prime plus 2% and matures in March 2009 and interest is payable monthly. The balance with accrued interest was $1,027,051 as of March 31, 2007.


NOTE 11 - CONVERTIBLE NOTES PAYABLE

         The balance of the convertible term notes, accrued interest and related debt discount at March 31, 2007 is as follows:

                   Term note 18% per annum                       $  369,607
                   Term note 12% per annum                        2,994,500
                   Accrued interest                                 899,018
                                                                 ----------
                                                                 $4,263,125

         The Company secured $725,000 from investors resulting from a debt placement offering originating in February 2005. The debt instruments were convertible term notes at 18% per annum, with maturity dates ranging from September 1 to November 15, 2005. As collateral for these notes the Company pledged 100,000 shares of common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of common stock personally owned by him. Attached to the notes was a provision whereby the purchasers were issued common stock warrants, with a five year term and exercisable at $1.50, in an amount equivalent to the face value of each note. Should the Company default, the exercise price of the warrants is automatically reduce by 5% for each 30 day period in which the Company remains in default. The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering prior to maturity date. The 725,000 warrants issued to these debt holders were valued at $635,511 and recorded as a derivative liability at the date of their respective issuances. During the three months ended March 31, 2007, the Company repaid $200,000 of the principal amount of these notes and issued 214,870 shares of common stock for payment of principal including interest of $14,007. As of March 31, 2007, the Company reflected a balance of principal and accrued interest of $369,607 and $260,674, respectively.

         In September 2005, we received a notice of default in connection with the 18% secured promissory notes issued above by the Company from two note holders in the aggregate principal amount of $300,000. These notes were due and payable on September 1, 2005. The Company has repaid $100,000 of the principal balance, however, the note holders are demanding payment of $233,279. In August 2006 the Company received a notice of final default judgment from the note holders demanding $270,106 of principal and accrued interest. The Company was unable to satisfy the entire balance due and the bank account was garnished for $98,829 by the note holders; $45,403 was remitted to the note holders and while $53,426 was returned to the Company as it was secured through a deposit control agreement between Wachovia Bank and Laurus Master Fund, LTD, our senior secured lender. The Company has repaid $200,000 of the principal amount of these notes during the three months ended March 31, 2007 with a balance due of $53,924 at March 31, 2007.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 11 - CONVERTIBLE NOTES PAYABLE (continued)

         As of November 8, 2005, the Company had completed the sale of $3,019,500 units of its securities to 44 institutional and/or accredited investors. The units consisted of $100,000 principal amount of convertible notes, warrants to purchase 100,000 shares of common stock at an exercise price of $0.76 per share with a term of five years and 10,000 shares of common stock. The maturity date of the notes range from July 6 through November 8, 2006 and bear interest at the rate of 12% per annum payable at the maturity date or upon conversion of the notes if prior to the maturity date. The holders of the notes have the option to convert the notes into common shares of the Company at a price equal to the public offering price of common shares of the Company in any underwritten registered public offering involving common stock of the Company less a discount of 20%. If the Company does not complete a public offering prior to maturity, the holders may, at their option, convert their notes at maturity into common shares at a price of $0.76 per share, subject to adjustment in the event of any dilution events. In January 2007, the Company issued 390,625 shares of common stock for payment of principal including interest of $26,215. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the conversion price from $0.76 to $0.45 and further decrease to $.06 due to the conversion of notes payable in January 2007. As of March 31, 2007, the Company reflected a balance of principal and accrued interest due amounting to $2,994,500 and $638,344, respectively.

         Notice of Default:

         The event of default under the Laurus Secured Convertible Term Note (See Note 15 - Long Term Notes Payable), prior to being paid as of March 31, 2006, has triggered an event of default under the 12% unsecured promissory notes in the aggregate principal amount of $2,994,500 which the Company issued to an aggregate of 44 purchasers in a private placement of our securities between June and November, 2005. At the option of the holders of greater than 50% of the face amount of these outstanding notes, the notes will become immediately due and payable. The Company does not know at this time what action, if any, the note holders may take.

NOTE 12 - CURRENT PORTION, LONG TERM DEBT

         The current portion of long term debt and debt discount as of March 31, 2007 is as follows:

         Interest bearing demand note 6% per annum, due
            April 2012 (Maui Trademark)                         $  200,481
         Senior secured note ("Laurus")*                         1,364,675
         Debt discount on Senior secured note ("Laurus")*         (110,542)
                                                                ----------
          * (See Note 15 - Long Term Notes Payable)              1,454,614
                                                                ==========

         On June 28, 2006, the Company received a notice of final default judgment from the principal owner of the Maui Juice Company for failure to pay principal payments under the terms of the Purchase and Sale Agreement for the Maui Juice trademark. The amount in arrears is approximately $80,000 and the Company's attorney is negotiating with the plaintiffs for an alternative payment schedule. The balance due as of March 31, 2007 is $200,481.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 12 - CURRENT PORTION, LONG TERM DEBT (continued)

         The Company issued a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum in connection with the acquisition of BNMD in July 2004. In connection with the sale of Beverage Network of Maryland to Global in February 2007, Master Distributors, Inc. received from Global a secured convertible promissory note in the amount of $2,000,000 and other consideration as a novation for the initial promissory note in the same amount issued by the Company on July 1, 2004 as part of the initial acquisition by the Company of Beverage Network of Maryland. Global assumed the principal balance including interest of $2,088,374 in connection with this sale. The Company is in the process of obtaining its original promissory note and formal confirmation of the novation of that obligation.

         On March 31, 2006, the Company issued a $4 million non convertible secured note ("Laurus Debt"). The Laurus Debt bears interest at the highest of 9% or prime plus 2% and matures in March 2009. Interest on the $4 million secured note is payable monthly. Principal on the $4 million secured note is payable monthly as follows:$75,000 a month between December 2006 and November 2007, $137,500 a month between December 2007 and November 2008, $187,500 a month between December 2008 and March 2009, with the remaining balance due in March 2009. Accordingly, the Company recorded $1,364,675 of this secured note as current portion as well as the related debt discount of $110,542 (See
         Note 15 - Long Term Notes Payable).

NOTE 13 - DERIVATIVE LIABILITY

         The fair value of the derivative liabilities at March 31, 2007 are as follows:

         Embedded conversion features and liquidated damages
         and freestanding warrants issued to investors-
            $3,000,000 convertible note                           $    43,180
         $2,000,000 convertible note                                  269,567
         Series B preferred shares                                  2,335,971
         Convertible notes                                            270,276
         Freestanding warrants issued to placement agents:
         $3,000,000 convertible note                                   20,164
         Series B preferred shares                                     20,770
         Convertible notes                                             36,970
         Other warrants                                                88,568
                                                                  -----------
                                                                  $ 3,085,466
                                                                  ===========

         The Company used the following assumptions to measure the identified derivatives as follows:

         Embedded conversion feature and liquidated damages

                                             At March 31, 2007
                                             -----------------
          Market price:                           $0.06
          Conversion price:                       $0.06-1.50
          Term:                                   1.5-3.00 years
          Volatility:                             170%
          Risk-free interest rate:                4.57%
          Maximum liability:
          $2,000,000 convertible note            $4,016,721
          Series B preferred shares               3,955,121
          Convertible notes                       6,299,658

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 13 - DERIVATIVE LIABILITY (continued)

          Freestanding warrants
                                             At March 31, 2007
                                             -----------------
          Market price:                          $ 0.06
          Exercise price:                        $ 0.20-100
          Term:                                   1.75-3.25 years
          Volatility:                             170%
          Risk-free interest rate:                4.57%
          Outstanding other
          options and warrants                  9,955,423

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

         The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of approximately $660,000 and $4 million during the three months ended March 31, 2007 and 2006, respectively. The increase in fair value of the derivative liabilities has been recognized as a component of other expenses.

NOTE 14 - SERIES B CONVERTIBLE PREFERRED STOCK

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of its Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term. The Company recognized interest expense of $167,956 from amortization of debt discount for the three months ended March 31, 2007. In January 2007, the Company issued 3.51 shares of preferred series B shares which converted to the payment of $175,407 of accrued dividends. Additionally, in January 2007, the Company issued 4.32 shares of preferred series B shares which converted to the payment of $215,167 of accrued liquidated damages. The balance of the Series B Convertible preferred stock liabilities net of debt discount of $55,851 was $1,452,149 as of March 31, 2007.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 15 - LONG TERM - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

         The following table reflects the principal amounts plus accrued interest and debt discount as of March 31, 2007:

         Senior Secured convertible note ("Laurus")                $ 2,183,000
         Senior secured note ("Laurus")                              3,914,674
         Less: Debt discount Secured convertible note ("Laurus")    (1,333,333)
         Less: Debt discount on senior secured note   ("Laurus")      (110,538)
         Less: Current portion of senior secured note *             (1,364,675)
                                                                   -----------
                                                                   $ 3,289,128
                                                                   ===========
         ---------
         * (see Note 12 - Current Portion of Long Term Debt)

         On March 31, 2006, the Company issued a $4 million secured note, a $2 million senior secured convertible note and a $4 million line of credit ("Laurus Debt"). The Laurus Debt bears interest at the highest of 9% or prime plus 2% and matures in March 2009. Interest on the $2 million senior secured convertible note is due at maturity, while interest on the $4 million secured note and $4 million line of credit is payable monthly (See Note 10- Laurus Master Fund revolving Line of Credit). The $2 million senior convertible note is convertible at a fixed rate of $0.45 per share.

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

                      XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 15 - LONG TERM - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (continued)

         Additionally, the $2 million convertible note was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method. The conversion feature (an embedded derivative) included in this note resulted in an additional debt discount of $1,834,188 (See Note 13 -Derivative Liability). In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the note, and conversion feature were allocated based on their fair values. The amount allocated as a discount on the note for the value of the conversion option is being amortized to interest expense, using the effective interest method, over the term of the note.

         Amortization of debt discount in connection with the $2 million and $4 million secured note during the three months ended March 31, 2007 amounted to $166,667 and $27,635, respectively.

         The balance of principal and accrued interest on the $2 million secured convertible note was $2,183,000 as of March 31, 2007.

         The balance of principal and accrued interest on the $4 million note was $3,914,674 as of March 31, 2007. The Company recorded $1,364,675 of this secured note as current portion as well as the related debt discount of $110,542 (See Note 12- Current portion of long term debt).

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

                      XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 16 - COMMITMENTS AND CONTINGENCIES

         LITIGATIONS

         Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Kraft Foods, Inc. in the Superior Court of the County of Middlesex, Commonwealth of Massachusetts with respect to Civil Docket Number MICV2005-02503. For financial reasons the Company was unable to contest the plaintiff's claims and on August 26, 2005 a default order was entered in favor of Kraft Foods, Inc. against Beverage Network of Massachusetts, Inc. On October 4, 2005 Beverage Network of Massachusetts, Inc. was served with an execution order in the amount of $91,902, which includes costs. The Company agreed the terms of a payment plan with the plaintiff's attorney to remit monthly payments of $14,172 until the entire balance is paid. The remaining balance due was $20,905 as of March 31, 2007.

         On September 12, 2005 the Company received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. The notes were due and payable on September 1, 2005. As collateral for these notes the Company pledged 100,000 shares of restricted common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of common stock personally held by him. The note holders are demanding payment of $328,814. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. On March 16, 2006, an agreement was made with the two note holders whereby the Company would redeem the notes and make all payments due to the note holders, on or before March 31, 2006. As consideration, the Company granted each note holder 750,000 shares restricted common stock along with 500,000 shares of restricted common stock to each note holder which would be subject to release from escrow on March 31, 2006 should the notes not be redeemed by that date. The Company failed to redeem the notes and consequently, the shares in escrow have been released by the escrow agent to the note holders. On July 10, 2006 the Company received a notice of final judgment by default from the note holders in the amount of $270,106. The Company was unable to satisfy the entire balance due and the bank account was garnished for $98,829 by the note holders; $45,403 was remitted to the note holders and while $53,426 was returned to the Company as it was secured through a deposit control agreement between Wachovia Bank and Laurus Master Fund, LTD, our senior secured lender. The remaining balance due to these note holders was $243,691 as of March 31, 2007. The default under these notes created another event of default under the unsecured convertible term notes in the principal amount of $3,019,500.

         On September 29, 2005 the Company received a notice of default from Morris Stodard and Master Distributors, Inc. under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc., as well as under an employment agreement with Mr. Stodard. The note holder is demanding payment of $517,735, the amount of outstanding principal and interest due under the note and the employment agreement. Progress payments are being made as funds become available. The default under this note has created another event of default under the unsecured convertible

                      XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 16 - COMMITMENTS AND CONTINGENCIES (continued)

         LITIGATIONS (continued)

         term notes in the principal amount of $3,019,500. The note to Mr. Stodard and Master Distributors was assumed by Global Beverage Solutions in the February 23, 2007 sale of Beverage Network of Maryland, Inc.

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

         In October 2005, Good-O Beverages was awarded a judgment on the amount of $28,500 against Beverage Network of Connecticut for product ordered by the Company in fiscal 2004. We have made regular payments in settlement of this amount and there is a balance of $1,904 as of March 31, 2007.

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

         In February, 2006 the Company received a demand letter from Ayer Beverage, Inc. in the amount of $72,934 for payments due under the Purchase and Sale Agreement between Ayer Beverage and Beverage Network of Massachusetts. Under the same agreement, the Company is also required to make payments under obligations that was assumed for $7,889 plus costs and interest to Citizen's Bank and $30,000 to Mr. Tom MacIntire. We have reached agreement with Mr. Lehan and Ayer Beverage, Inc. to pay the obligations due to Mr. MacIntire. The Citizen's Bank obligation was satisfied in April 2006; the balance due to Mr. MacIntire is $12,600 as of March 31, 2007. Although we agreed to pay Ayer Beverage, Inc. $36,467 followed by three monthly payments

                      XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 16 - COMMITMENTS AND CONTINGENCIES (continued)

         LITIGATIONS (continued)
         -----------------------

         thereafter of $9,467, we have not been able to abide by the terms of this agreement due to insufficient operating capital during 2006. We do not know what action, if any, the Mr. Lehan will take at this time.

         In February 2006, Total Beverage Network ("BNSF") received a demand from Le Natures, Inc in the amount of $17,057 for product that was ordered in 2004 but not paid in full. We have not yet reached an agreement with the plaintiff and we do not know what action, if any, the vendor will take at this time.

         In March of 2004, the Company contracted with Florida Employer Solutions, Inc. "FES" to process the Company payroll and certain other employee benefits such as health insurance. The collection and payment of payroll taxes was an integral part of this service. In June 2005, the Company was informed by the Internal Revenue Service and other state tax agencies that payroll tax payments had not been remitted on our behalf. The Company had remitted all required taxes to "FES" for payment of payroll taxes. The principals of "FES" admitted to the Company and to the IRS that they had not made the mandatory payments when due. The IRS has agreed to waive certain penalties upon receiving the principal balance due. In September 2005 the Company filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida against "FES" along with Luis Ferrer and Maria G. Legarda, officers of "FES". The complaint alleges breach of contract, fraud, conversion, violation of the Florida Unfair and Deceptive Trade Practices Act and unjust enrichment and seeks judgment against "FES" for all damages, interests and costs. In September 2006 mediation hearing, the Company was awarded a judgment in the amount of $679,466 against "FES". This represented the amount of principal tax along with damages in the form of estimated penalties, interest and legal expenses. The IRS negotiated a voluntary payment arrangement whereby Xstream Beverage Network, Inc. ("XBNI") would remit payments of $20,000 per month until the entire balance is paid. The balance due as of March 31, 2007 is $330,515 whereby $8,870 of this amount is related to continuing operations and the remaining amount of $321,645 is related to discontinued operations which was included in liabilities of discontinued operations in the accompanying consolidated balance sheet.

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

                      XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 17 - STOCKHOLDERS' DEFICIENCY

         PREFERRED STOCK
         ---------------

         In January 2007, the Company issued 3.51 shares of preferred series B shares which converted to the payment of $175,407 of accrued dividends. Additionally, in January 2007, the Company issued 4.32 shares of preferred series B shares which converted to the payment of $215,167 of accrued liquidated damages. The balance of the Series B Convertible preferred stock liabilities net of debt discount of $55,851 was $1,452,149 as of March 31, 2007.

         COMMON STOCK
         ------------

         During the three months ended March 31, 2007, the Company issued a total of 4,007,745 shares of restricted common stock. Shares issued for services, compensation and loan fees are valued at the closing price of the stock on the grant date and recognized over the term of the corresponding contract and/or agreements; shares issued from the conversion of notes payable including accrued interest are valued at the converted amount of liability.

         The table below represents the activity of shares issued as of March 31, 2007:

                                                                       Aggregate      Deferred       Expense
                 Consideration        No. Shares      Price Range        Value        Balance      Recognized
           ------------------------    ----------     -------------    -----------   -----------   -----------
           Services                    2,502,250     $0.06 - $0.10    $   250,136    $       -0-   $   260,136

           Loan Fees                     900,000      0.05                 45,000            -0-        45,000

           Conversion of notes payable
            and accrued interest         605,495      0.06                 40,221            -0-           -0-
                                      ----------     -------------    -----------     -----------   -----------
           TOTAL:                      4,007,745      N/A             $   335,357    $       -0-   $    295,135
                                      ----------     -------------    -----------     -----------   -----------

         STOCK WARRANTS
         --------------

         A summary of the options and warrants issued as of March 31, 2007 is presented below:
                                                                Weighted
                                                                Average
                                                  Number of     Exercise
                                                  Warrants      Price
                                                  ---------     -------
             Balance at beginning of year         9,955,423     $  0.98
             Granted                                     --          --
             Exercised                                   --          --
             Forfeited                                   --          --
                                                  ---------     -------
             Balance at March 31, 2007            9,955,423     $  0.66
                                                  =========     =======
             Warrants exercisable at
               March 31, 2007                     9,955,423     $  0.66
                                                  ---------     -------
             Weighted average fair value of
                options granted during the year                  $   --
                                                                =======

                      XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 17 - STOCKHOLDERS' DEFICIENCY  (continued)

         STOCK WARRANTS (continued)
         --------------------------

         The following table summarizes information about stock warrants outstanding at March 31, 2007:

                   Warrants Outstanding and exercisable
           ---------------------------------------------------------------------
                                                      Weighted         Weighted
            Range of               Number              Average          Average
            Exercise            Outstanding and       Remaining        Exercise
             Price              exercisable          Contractual         Price
           -----------         -----------------    -----------       --------

           $6.40 - 100.00           240,000         6.65 Years        $  12.25
            3.00 -   6.39           147,500         7.31 Years            3.34
             .76 -   2.99         1,599,000         4.75 Years            1.68
                     0.20             9,464         2.00 Years            0.20
                     0.06         7,959,459         2.83 Years            0.06
                                  ---------                           --------
                                  9,955,423                           $   0.66
                                  =========                           ========

NOTE 18 - SUBSCRIPTION RECEIVABLE

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

                      XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 18 - SUBSCRIPTION RECEIVABLE (continued)

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

         As additional consideration, the Company has agreed to compensate the private placement agent with a monthly payment amounting to LIBOR + 1.25% times $15,000,000, less the interest earned on the US Government bonds. This amount is payable until the funds and the shares are released from escrow. The Company estimates the aggregate payments under this arrangement to amount to $1,178,250 over the terms of the agreement. The Company has recorded a corresponding amount as accrual for placement agent fees at the date of issuance of shares, which was offset against additional paid-in capital. The balance of accrued expenses related to this transaction was $1,150,470 as of March 31, 2007.

         The Company adjusts quarterly the amount of the Subscription Receivable to reflect the variations in its stock price. Additionally, the Company discounts the Subscription Receivable to reflect the time value of money until it is entitled to receive the Subscription Receivable.

         At the date of issuance of the shares, the Company recorded a Subscription Receivable of $12,718,150, adjusted for a discount of $1,082,211. The Company used a discount rate of 3.66% at the date of issuance and a stock price of $0.92. At March 31, 2007, the Subscription Receivable amounted to $790,226. The Subscription Receivable at March 31, 2007 is based on a discount rate of 4.90% and a stock price of $0.05. The decrease in subscription receivable for the three months ended March 31, 2007 amounted to $863,909 and is reflected as a realized loss in the accompanying consolidated statements of operations.

                      XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 19 - DISCONTINUED OPERATIONS

         As described in Note 1, on December 15, 2006, the Company decided to discontinue the operations of BNMD, BNHI, BNSF, BNMA, and BNCT. These subsidiaries are reported as a discontinued operation and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

         On December 15, 2006, the Company signed a Letter of Intent to sell its distribution subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), to Global Beverage Solutions, Inc. ("Global Beverage"). The Company and Global Beverage signed an Agreement and Plan of Merger ("Merger Agreement") dated January 31, 2007, as amended on February 23, 2007, whereby the Company will sell its distribution subsidiary, Beverage Network of Maryland, Inc. ("BNMD"), to Global Beverage. The Company closed on this transaction on February 23, 2007.

         The Company received 60,500,000 in Global Beverage common stock based on the agreement and calculated at $.24 per share taking into account the 25% discount for restrictions relating to restricted stocks on February 23, 2007 (closing date) or $14,520,000. In addition, Global Beverage issued a $2 million note payable to the Company (See Note 6 - Note receivable). Global Beverage assumed the principal balance including interest of a note payable to Masters Distributors, Inc. amounting to $2,088,374 (See Note 12 - Current portion of long term debt). Accordingly, in connection with the sale of BNMD, for the three months ended March 31, 2007, the Company recorded a gain from disposal of discontinued operations of $16,844,821.

         The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption "Assets of discontinued operation" and "Liabilities of discontinued operation". The carrying amounts of the major classes of these liabilities as of March 31, 2007 are summarized as follows:

         Assets:
         -------

         Cash                                                 $     2,475
         Accounts receivable                                          398
         Other receivable                                             511
                                                              -----------
         Assets of discontinued operation                     $     3,384
                                                              ===========

         Liabilities:

         Notes payable (1)                                    $    86,524
         Accounts payable and accrued expenses                  1,218,093
                                                              -----------
         Liabilities of discontinued operation                $ 1,304,617
                                                              ===========

         ------------
         (1) Resulted from the acquisition of Beverage Network of Massachusetts Inc. ("BNMA")

                  XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 19 - DISCONTINUED OPERATIONS (continued)

         The following table sets forth for the three months ended March 31, 2007 indicated selected financial data of the Company's discontinued operations.


           Revenues                                          $  1,303,314
           Cost of sales                                        1,145,180
                                                             ------------
           Gross profit                                           158,134
           Operating and other non-operating expenses            (268,838)
                                                             ------------

           Loss from discontinued operations                     (110,704)

           Gain from disposal of discontinued operations       16,844,821
                                                             ------------

           Total gain from discontinued operations           $ 16,734,117
                                                             ============


NOTE 22 - SUBSEQUENT EVENTS


         On May 4, 2007, the Company issued 900,000 shares of common stock for failure to pay the balance of the principal and accrued interest to a certain note holder after its maturity date. The Company valued these common shares at the fair market value on the date of grant at $.03 per share or $27,000. In connection with the issuance of these shares, the Company recorded an interest expense of $27,000.

         On May 4, 2007, the Company issued 500,000 shares of common stock for a three months consulting agreement. The Company valued these common shares at the fair market value on the date of grant at $.03 per share or $15,000. In connection with the issuance of these shares, the Company recorded deferred consulting fees of $15,000 for investor relations services to be amortized over the service period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this Interim Report.

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

         Our business strategy was predicated upon our ability to raise sufficient working capital and acquisition funds concurrently with the expansion of our business. While we raised capital from time to time, much of the capital was in the form of debt and the amount of funding we received was not sufficient for our working capital needs. During fiscal 2006, we were unable to meet our funding requirements. As a result, we were unable to execute our acquisition plan successfully, nor did we have sufficient capital to fund our ongoing operations and satisfy our debt obligations. During fiscal our distribution operations in New England, Hawaii, Connecticut, and South Florida were non operational and in December 2006 we determined to discontinue their operations. In February 2007 we sold our Beverage Network of Maryland ("BNMD") subsidiary which historically represented a significant portion of our revenues. The effect of the sale of this subsidiary on our financial statements for the three months ended March 31, 2007 is described later in this section.

         As a result of the foregoing, we have adopted the sole business strategy to remain as developers and marketers of new age beverage category natural sodas, fruit juices and energy drinks. We will seek distribution of our proprietary brands to our target markets, through independent distributors and gain access to retail chains through direct negotiation for sales of our products with each chain at a national or semi-national level.

         We are in default under various loan covenants and agreements which could be accelerated by the parties involved as described in notes to our consolidated financial statements (unaudited) appearing elsewhere in this report. We do not currently have sufficient assets or resources to satisfy these obligations at the present time and do not have immediate prospects of obtaining such financing at this juncture. Laurus Master Fund has a security interest in substantially all of our assets, and it is unlikely that any of the other parties who have obligations owing to them by us would be in a position to receive any recovery in the event that Laurus Master Fund were to exercise dominion over our assets should it seek to exercise its remedies on the default. We are in discussions with all of the affected parties, and while we believe we have a reasonable relationship with all of these parties, there can be no assurances that any of these parties might proceed to undertake legal action against our Company or pursue other measures to enforce any remedies to which they would be entitled.

SALE OF SUBSIDIARY AND DISCONTINUED OPERATIONS

         On December 15, 2006, we decided to discontinue the operations of our subsidiaries Beverage Network of South Florida ("BNSF"), Beverage Network of Connecticut ("BNCT"), Beverage Network of Hawaii ("BNHI"), and Beverage Network of Massachusetts ("BNMA") because of the disappointing performance of the subsidiaries including continuing operating losses and our inability to raise sufficient working capital to fund their operations.

         On February 23, 2007, we sold our BNMD subsidiary to Global Beverage Solutions, Inc. As consideration, we received 60,500,000 shares of Global Beverage's common stock valued at $14,520,000 and a $2 million principal amount secured promissory note maturing on March 31, 2011. The note, as amended, bears interest at 6% per annum and is collateralized by a blanket security interest in Global Beverage's assets under the terms of a Master Security Agreement, guaranteed by the BNMD subsidiary (after consummation of the merger) and a pledge to us of the stock of Global Merger Corp., the Global Beverage subsidiary which was merged into BNMD at closing, and the stock of BNMD, both pursuant to a Stock Pledge Agreement. The payment terms of the note, as amended, provide:


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

         During the three months ended March 31, 2007 we received $757,820 in proceeds as payment under this note.

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

         In connection with the sale of BNMD to Global Beverage, Global Beverage assumed the outstanding balance of $2,088,374 due Master Distributors, Inc., the company from whom we purchased the assets which comprised BNMD, under a note we issued in July 2004 as part of our initial acquisition of the asset of Master Distributors.

         Under the terms of our loan agreements with Laurus Master Fund, Ltd., we have granted Laurus Master Fund a blanket security interest in all of our assets and pledge the stock of our subsidiary corporations as collateral. The stock and assets of our BNMD subsidiary remain subject to these terms. We have orally advised Laurus Master Fund of the closing of the sale of BNMD to Global Beverage and we will seek to cause Laurus Master Fund to execute such releases as are necessary so that the asset and stock of BNMD is released from the collateral position to the benefit of Laurus Master Fund. We are currently engaged in dialogue with the Laurus Master Fund to obtain their formal acceptance and release for the sale of BNMD while simultaneously restructuring our debt obligations to them. We anticipate this to be completed as of June 30, 2007.

         Accordingly, BNMD, BNSF, BNCT, BNHI, and BNMA are reported as discontinued operations, and prior periods have been restated in our financial statements and related footnotes to conform to this presentation. In connection with the sale of BNMD, we recorded a gain form disposal of discontinued operations of $16,844,821 during the three months ended March 31, 2007.

         So long as we hold shares of Global Beverage under generally accepted accounting principles we are required to "mark to market" the carrying value of these securities on a quarterly basis. At the time of issuance, we recorded the cost of the investment at $14,520,000 representing the market value of the shares less a 25% discount for restrictions relating to restricted stocks. We revalued the securities using the bid and ask prices of Global Beverage's common stock as quoted on the OTC Bulletin Board at March 31, 2007 taking into account the 25% discount for restrictions relating to restricted stocks which resulted in a $2,155,313 decrease in the fair value which has been recorded as other comprehensive loss in stockholders' deficiency.

Special considerations regarding the Investment Company Act of 1940

         U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act of 1940. While we do not believe our company is an "investment company" within the scope of the Investment Company Act of 1940, by virtue of the percentage of the value of Global Business Solutions' securities that we hold to our total assets, under certain circumstances we could be subject to the provisions of the Investment Company Act of 1940.

         Because Investment Company Act regulation is, for the most part, inconsistent with our core business of marketing and selling proprietary brands of new age beverages, we cannot feasibly operate our business as a registered investment company. Our board of directors has adopted a resolution stating that it is not our intent to become subject to the Investment Company Act of 1940 and authorizing our officers to take such actions as are necessary, including the periodic liquidation of any marketable equity securities we may own to reduce those holdings below the threshold level as prescribed by the Investment Company Act of 1940. Notwithstanding that we have been grated registration rights over these securities, there are no assurances we will be able to timely liquidate a sufficient number of these shares to reduce our holdings to a level below the necessary threshold. If we are deemed to be, and are required to register as, an investment company, we will be forced to comply with substantive requirements under the Investment Company Act of 1940, including:

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

         Given the significant number of shares that we own, it is likely that our future sales of the Global Beverage securities will create downward pressure on the trading price for that stock. We are unable at this time to predict the amount of proceeds we will inevitably receive from the sale of these shares.

Results of Operations

Three Months Ended March 31, 2007 as compared to the three months ended March 31, 2006

                                                               Increase        Increase
                            (Unaudited)      (Unaudited)      (Decrease)      (Decrease)
                               2007             2006              $               %
                           ------------     ------------     ------------    -----------
Sales                      $      2,948     $    234,234     $  (231,286)          -99%
Cost of Goods Sold               15,195          162,846        (147,651)          -91%
                           ------------     ------------
Gross Profit                    (12,247)          71,388         (83,635)         -117%

Expenses
Selling, General &
 Administrative                 793,452          861,034         (67,582)         -8%
                           ------------     ------------
Total Operating Expenses        793,452          861,034         (67,582)         -8%

Loss from continuing
 operations                    (805,699)        (789,646)         (16,053)         2%

Other Income/(Expense):
Interest Income                   9,490               --            9,490          NM
Interest Expense             (1,366,150)      (4,868,995)       3,502,845         -72%
Derivative Liability
 Expense                             --         (765,528)         765,528        -100%
Change in Fair Value of
 Derivative                    (659,188)      (4,029,608)       3,370,420         -84%
Other Expense                        --         (860,839)         860,839        -100%
Realized loss-transfer         (863,909)              --         (863,909)         NM
                           ------------    -------------
Total Other Income/
 (Expense)                   (2,879,757)     (10,524,970)       7,645,213          -73%
                           ------------    -------------
Income(Loss) from
 continuing operations       (3,685,456)     (11,314,616)       7,629,160          -67%
                           ------------    -------------
Total Gain(Loss) from
  discontinued operations    16,734,117         (218,462)      16,515,655         -7560%
                           ------------    -------------

Net Income (Loss)          $ 13,048,661    $ (11,533,078)     $24,581,739          -213%
                           ============    =============
NM: Not Meaningful


Net Sales

         Our net sales for the three months ended March 31, 2007 were $2,948 as compared to net sales of $234,234 for the three months ended March 31, 2006, a decrease of $231,286 or approximately 99%. During the three months ended March 31, 2007, we spent a substantial amount of time coordinating and facilitating the sale of our BNMD subsidiary to Global Beverage as described above which diverted management's attention from our core business. Additionally, the decline in sales was due do to a change in product mix between third party and proprietary brands following the discontinuing of our distribution operations as described above. During the three months ended March 31, 2007, distribution of third party brands represented approximately 77% of our sales and sales of our proprietary products represented approximately 23% of our sales. For the three months ended March 31, 2006 sales of third party brands and sales of our proprietary products represented approximately 86% and approximately 14%, respectively, of our sales. While we continue to implement our strategy of developing and growing corporate owned brands, given our lack of working capital and other contingencies facing our company we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods.

Cost of Goods Sold

         Our cost of goods sold includes the cost of buying third-party beverage products as well the manufacturing costs of our proprietary brands and along with warehouse and distribution costs for all products sold. The cost of goods sold as a percentage of net sales was approximately 515% and 70%, respectively, for the three months ended March 31, 2007 and 2006. Our cost of sales as a percentage of net sales increased due to a decreased in net sales during the three months ended March 31, 2007 while we still continuously incur warehouse related expenses. These warehouse related expenses should decrease for the remainder of fiscal 2007. We anticipate that our cost of goods sold should decrease and related gross profit margins to increase, if ever, we are successful in increasing sales of our proprietary products, which carry higher gross profit margins.

Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses are comprised primarily of consulting fees, salaries and benefits of our sales and administrative staff, marketing programs and related sales expenses. The decrease in selling, general and administrative expenses during the three months ended March 31, 2007 when compared to the same period during 2006, is primarily attributable to:

          * an increase of approximately $13,000 in marketing and selling expenses of our parent company. The increase during the three months ended March 31, 2007 was primarily due to an increase in brand development and promotional expenses as compared to the same period during 2006. These expenses include promotional spending at point of sale along with salaries and commissions of sales personnel. We anticipate that our marketing expenses will continue to decrease for the remainder year fiscal 2007, subject to our ability to generate working capital.

         * a decrease of approximately $79,000 in compensation during the three months ended March 31, 2007 as compared to the same period during 2006. The number of employees was reduced during 2007 due to insufficient working capital and in our efforts to maximize the utilization of financial resources. The decreases were in both our parent company and subsidiaries that are reported in discontinued operations. We anticipate that the compensation expense will decrease for the remainder year fiscal 2007.

          * an increase of approximately $4,000 or approximately 68%, in rent expenses which reflects the costs associated with a lease for our principal executive offices we entered into in February 2006.

         * a decrease of approximately $39,000, or 8%, for consulting, financial advisory and public relations firms. The decrease in such expenses is primarily due to the decline in executed agreements utilizing stock based compensation as compared to the same period in 2006. We anticipate that consulting fees will remain relatively constant for the remainder year fiscal 2007.

         * an increase of approximately $51,000, or 61%, in professional fees. This item represents both accounting and legal fees and was attributable to legal fees associated with the Global Beverage Transaction. We project that professional fees will remain at such levels for the remainder year fiscal 2007, unless we engage in capital funding and incur fees attributable to these efforts.

           * a decrease of approximately $7,000 in general overhead due to eliminating expenses as a result of insufficient working capital primarily in office support and administrative expenses.

Other income/expenses

Interest Expense

         Interest expense consists primarily of amortization of debt discount resulting from the issuance of both common stock and common stock purchase warrants as provisions contained within various debt instruments issued by us. The decrease is primarily attributable to a decrease in issuance of shares of common stock for payment deferral and non payment of the principal and accrued interest of notes payable after its maturity date. We only issued 900,000 shares of common stock during the three months ended March 31, 2007 as compared to 3,532,500 shares of common stock for the comparable period in 2006. We anticipate that our interest expense may increase significantly during the remainder year fiscal 2007 as the Company refinanced its outstanding $3 million senior secured convertible note with the Laurus Master Fund on March 31, 2006. The Company refinancing transaction resulted in the issuance of a $4 million revolving line of credit, a secured convertible promissory note for $2 million, and a $4 million secured non-convertible note. The notes mature March 31, 2009, bear interest subject to the current prime rate, and never less than nine percent per annum. Although the $2 million note to Master Distributors was assumed by Global Beverage Solutions, we anticipate interest expense to remain at current levels for the remainder of fiscal 2007.

Derivative Liability Expense

         The decrease in derivative liability expenses was attributable to a decrease of approximately $765,000 for original issuance of derivative liabilities associated with convertible notes payable during the three months ended March 31, 2006 for which we did not have a comparable transaction during the three months ended March 31, 2007.

Change in Fair Value of Derivatives

         The decrease in the fair value of derivative liabilities during the three months ended March 31, 2007 when compared to the comparable period in 2006 is attributable to a decrease in value of derivatives liabilities between measurement dates.

Other Expense

         The decrease in other expenses was primarily attributable to one-time expenses of approximately $168,000 for costs associated with potential acquisitions and a default premium paid to Laurus Master Fund for the repayment of the senior secured convertible loan on March 31, 2006 in the amount of approximately $692,000 during three months ended March 31, 2006 for which there were no comparable expenses during the fiscal 2007 period.

Realized Loss on Subscription Receivable

         The realized loss on subscription receivable consists of losses on our investment from Cogent Capital for approximately $864,000 during the three months ended March 31, 2007 which resulted from a decline in value of our stock during the period.

Income (loss) from continuing operations

         We reported a loss before discontinued operations of $3,685,456 for the three months ended March 31, 2007 as compared to a loss before discontinued operations of $11,314,616 for the three months ended March 31, 2006.

Total Gain (Loss) from discontinued operations

         For the three months ended March 31, 2007, we recorded a total gain from discontinued operations of $16,734,117 associated with the discontinuation of our subsidiaries, BNMD, BNHI, BNSF, BNMA, and BNCT and the disposal of our subsidiary, BNMD in February 2007 as compared to a total loss from discontinued operations of $218,462 for the three months ended March 31, 2006. The increase is primarily attributable to the disposal of our subsidiary, BNMD in February 2007. A further discussion of the effects of these discontinued operations is included in Note 19 of the notes to consolidated financial statements (unaudited) appearing elsewhere in this report.

Net Income (Loss)

         We reported a net income of $13,048,661 for the three months ended March 31, 2007 as compared to a net loss of $11,533,078 for the three months ended March 31, 2006.

Unrealized Loss - restricted investment

         We reported an unrealized loss of $2,155,313 which was attributable to the sale of our wholly owned subsidiary, Beverage Network of Maryland, Inc., to Global Beverage. As part of the transaction, we received 60,500,000 shares in Global Beverage common stock. We have adopted FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). At the time of issuance, we recorded the cost of the investment at $14,520,000 representing the market value of the shares less a 25% discount for restrictions relating to restricted stocks . We revalued the investment (using the bid and ask prices taking into account the 25% discount for restriction relating to restricted stocks under Rule 144) at March 31, 2007 and resulted in a $2,155,313 decrease in the fair value which has been recorded as other comprehensive loss in stockholders' deficiency.

Unrealized Loss on Subscription Receivable

         We reported an unrealized loss of $521,053 for the three months ended March 31, 2006 against the $15,000,000 subscription receivable resulting from the Cogent transaction as a result of the mark-to-market valuation of this instrument as it is directly attributable the market price of our common stock. We did not have a comparable loss during the three months ended March 31, 2007, due to the restriction of the common shares held in escrow by Cogent until June 2006.

Preferred Stock Dividends

         We recorded preferred stock dividends during the three months ended March 31, 2007 and 2006 of $12,501 and $32,878, respectively, which are payable to our Series B Convertible Preferred Stock.

Net Income (Loss) Available to Common Stockholders

         We reported a net income available to common stockholders of $13,036,160 for the three months ended March 31, 2007 as compared to a net loss available to common stockholders of $11,565,956 for the three months ended March 31, 2006. This translates to an overall basic per-share income available to shareholders of $.23 for the three months ended March 31, 2007 compared to basic per-share loss of $.38 for the three months ended March 31, 2006. This translates to an overall diluted income per-share of $.08 for the three months ended March 31, 2007 compared to diluted per-share loss of $.38 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the three months ended March 31, 2007 was $(300,581) as compared to $(957,826) for the three months ended March 31, 2006 and includes the following:

     * A net increase of $24,581,739 in our net income (decrease of $7,629,160 from loss from continuing operations and an increase of $16,952,579 from discontinued operations),


     * A net decrease of $8,494 in depreciation due to disposal of certain fixed asset during 2006.

     * A decrease of $176,743 in amortization of deferred fees and consulting that relates to a stock based expenses attributable to payment deferral of our notes payable and consulting agreements entered during prior years. The decrease was primarily attributable to a decrease in issuance of shares of common stock for payment deferral and consulting services. These agreements provide for the issuance of shares of our common stock as consideration for payment deferral of our notes payable and services,

     * A decrease of $765,528 in derivative liability expenses. During 2006, we issued a convertible debt related to the Laurus Master Fund refinance that occurred on March 31, 2006 which we have accounted for as a derivative due to its conversion feature. We did not have a comparable transaction during the three months ended March 31, 2007.

     * A decrease of $2,304,499 in amortization of debt discount and fees to interest expense relating to our outstanding debt instruments with the Laurus Master Fund including a $4,000,000 secured non-convertible note and a $2,000,000 secured convertible note; it also includes our Series B Convertible Preferred Stock and convertible term loans. The decrease is attributable to the retirement of the secured convertible note with the Laurus Master Fund in March 2006 and amortized the remaining balance of $1,375,000 in debt discount for the three months ended March 31, 2006 and the amortization of debt discount related to our 12% convertible notes which was fully amortized during 2006,

     * A decrease of $40,677 in amortization of intangibles associated with discontinued operations, which are related to our acquired customer lists. The decrease was due to the impairment loss recognized during 2006 which reduced the monthly amortization basis,

     * A decrease of $1,095,470 in amortization of capital funding costs attributable to our 12% convertible notes which was fully amortized during 2006,

     * A decrease of $204,450 in liquidated damages for the failure of our registration statement on Form SB-2 to be declared effective on a timely basis. The decrease was primarily attributable to the refinancing of our outstanding $3 million senior secured convertible note with the Laurus Master Fund on March 31, 2006. We paid liquidated damages of $1,170,000 with the issuance of $2 million secured convertible loan on March 31, 2006. We anticipate recognizing accrued liquidated damages through the remainder year fiscal 2007,

     * A decrease of stock based loan fees of $330,769 attributable to a decrease in issuance of shares of common stock for non payment of notes payable and debt instruments and to defer payments on certain debt instruments;

     * An increase in stock based expenses of $31,139 during the three months ended March 31, 2007,

     * A decrease of $3,370,420 in the change of the fair value of the derivative liability. This results from the issuance of warrants for services under contract agreements and warrants issued as a provision on certain convertible debt instruments as well as the convertible loans and liability in connection with the Series B preferred shares. The decrease is attributable to a decrease in fair value of derivatives liabilities between measurement dates,

     * A decrease of $11,430 associated with discontinued operations as a loss on the disposition of fixed assets during three months ended March 31, 2006,

     * An increase of $863,909 from the transfer of the unrealized loss on the subscription receivable associated with the Cogent transaction,

     * An increase of $16,844,821 from gain on disposal of discontinued operations associated with the sale of our subsidiary, BNMD,

     * A decrease of $3,356 in accounts receivable due to a decrease in our net sales,

     *    A decrease of $2,609 in inventory,

     * a decrease of $53,436 in other current and non-current assets, primarily due to prepaid expenses and rental security deposits,

     *    A decrease of $53,172 in accounts payable,

     *    An increase of $600,342 in accrued expenses and accrued interest,

     *    A decrease of $227,914 in net assets from discontinued operations

     *    A decrease of $29,155 in net liabilities from discontinued operations

         Net cash provided by investing activities for the three months ended March 31, 2007 was $757,820 as compared to $3,420 for the three months ended March 31, 2006 includes the following:

     * An increase of $757,820 on proceeds received from notes receivable issued to us for the sale of our subsidiary, BNMD to Global Beverage.

     * A decrease of $3,420 from the proceeds included in the disposition of fixed assets related to discontinued operations.

         Net cash provided by (used in) financing activities for the three months ended March 31, 2007 was ($335,639) as compared to $876,597 for the three months ended March 31, 2006 and includes the following:

     * A decrease of $4,450,000 from the proceeds of non-related party loans, primarily from the Laurus Master Fund and the convertible term loans,

     * A decrease of $3,091,782 for payment of non-related party loans resulting primarily to the Laurus Master Fund and convertible term loan holders,

     * An increase in proceeds received and repayments on the revolving line of credit of $144,287 and $188,287, respectively in connection with the issuance of the $4 million line of credit with Laurus Master fund in March 2006.

     * A decrease of $254,500 in capitalized funding costs. During 2006, we paid $254,500 in connection with the Laurus Master Fund $4,000,000 secured non-convertible note and the $2,000,000 secured convertible note issued in March 2006 and $40,000 in connection with the issuance of a $250,000 note payable in April 2006,

     *    A decrease of $14,518 in the cash overdraft liability,

     * A decrease of $50,000 from the proceeds received from related party loans,

         On September 12, 2005 we received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. These notes were due and payable by us on September 1, 2005. As collateral for these notes Mr. Theodore Farnsworth, our CEO, pledged 100,000 shares of our common stock owned by him. The note holders are demanding payment of $233,279. In February 2006, we executed an agreement in consideration for 2,500,000 shares of restricted common stock, to defer payments of these note holders until May 10, 2006. In August 2006 we received a notice of final default judgment from these note holders demanding $270,106 of principal and accrued interest. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. We were unable to satisfy the entire balance due we were unable to satisfy the judgment; the note holders subsequently garnished our bank account in the amount of $45,393. As of March 2007, we have utilized $200,000 received from the proceeds of the Global Beverage note as partial satisfaction of the amounts due these note holders. The balance due is $59,600 as of March 31, 2007. The default under this note has created another event of default under the Secured Convertible Term Note due Laurus Master Fund, Ltd. as well as under the unsecured promissory notes in the principal amount of $3,019,500. On September 29, 2005 we received a notice of default from Morris Stodard and Master Distributors, Inc. under the terms of an unsecured promissory note issued in connection with our purchase of Master Distributors, Inc. as well as under an employment agreement with Mr. Stodard. The balance due to Master Distributors was assumed by Global Beverage Solutions as a provision of their acquisition of BNMD in February 2007. The original default under this note, however, created another event of default under the unsecured promissory notes in the principal amount of $3,019,500. On June 28, 2006, we received a notice of final default judgment from the principal owner of the Maui Juice Company for failure to pay principal payments under the terms of the Purchase and Sale Agreement for the Maui Juice trademark. The amount in arrears is approximately $80,000 and we are negotiating with the plaintiffs for an alternative payment schedule. The defaults were waived by Laurus Master Fund, L.P. in connection with the restructure of our obligations to them in March 2006. Laurus is currently assisting management in assessing various options for the Company in both operations and capital financing.

         We do not generate sufficient profits to pay our operating expenses. We have historically relied on funds from financing transactions to provide capital to pay our expenses and the terms of these transactions have resulted in significant non-cash expense to us during the three months ended March 31, 2007 and 2006. In addition, the swap transaction entered into with Cogent Capital may never result in any capital for us notwithstanding the issuance of shares of our common stock which represented approximately 75% of our issued and outstanding common stock.

         At March 31, 2007 we had a working capital deficit of approximately $16.7 million and cash on hand of $122,900. In addition to the foregoing, we have past due obligations and judgments of approximately $896,000. We do not have any firm commitments for raising capital at this time. While we are owed approximately $1.2 million from Global Beverage however, these proceeds will not be sufficient to sustain our operations and pay our obligations. In addition, unless there are further postponements by the Securities and Exchange Commission of the enactment of Section 404 of the Sarbanes-Oxley Act of 2002 as it relates to small business issuers such as our company, in connection with our annual report for our fiscal year ending December 31, 2007 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting; including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls as we do not have the expertise to conduct the necessary evaluation. While we have yet to engage such a consulting firm, we expect the costs associated with the development of the necessary documentation and testing procedures required will be significant.

         We will need to raise significant additional capital to fund our operating expenses, pay our obligations and grow our company. We do not presently have any firm commitments for any additional capital and our financial condition may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business and we may be forced to cease operations if we do not raise significant additional working capital in which event investors could lose their entire investment in our Company.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company has adopted FAS 157 for the three months ended March 31, 2007.

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

         In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("FAS 159"). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. FAS 159 is effective as of the beginning of an entity's fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has adopted FAS 159 for the three months ended March 31, 2007.

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

ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, inventory reserves, depreciation and amortization, taxes, contingencies, impairment allowances, and valuation of debt discounts, derivative liabilities and restricted marketable securities. Such estimates are reviewed on an on-going basis and actual results could differ from those estimates.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer concluded his evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

         There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In January 2007, the Company executed two consulting agreements in consideration of 2,500,000 shares of restricted common stock. The shares were valued at $0.10; the closing price on the date of grant. The recipients were accredited investors and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

         In January 2007, the Company converted a term loan in the principal amount of $25,000 into 390,625 shares of common stock. The conversion price was $0.06 per share, adjusted down from $0.45 attributable to the Laurus Master Fund transaction in March 2006. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 3(a)(9) of that act.

         As a result of the issuance of the above securities, we were required to make adjustments in the conversion and exercise prices of an aggregate of 7,959,459 common shares underlying various securities issued to investors in previous transactions based upon an adjusted price of $0.06 per share.

         In March 2007, the Company issued 214,870 shares of common stock in consideration of the conversion of a term loan in the principal amount of $10,000, based on a conversion price of $0.06 per share. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

         In March 2007, the Company issued 900,000 shares of common stock in accordance with the provisions of a debt instrument as penalties for non-payment of the note. The shares were valued at $0.05; the closing price on the date of grant. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

         In March the Company also issued 2,250 shares of stock in accordance with the terms of a service agreement. The shares were valued at $0.06; the closing price of the stock on the date of grant. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         On May 4, 2007, the Company issued 900,000 shares of common stock for failure to pay the balance of the principal and accrued interest to a certain note holder after its maturity date. The Company valued these common shares at the fair market value on the date of grant at $.03 per share or $27,000. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

         On May 4, 2007, the Company issued 500,000 shares of common stock for a three month consulting agreement. The Company valued these common shares at the fair market value on the date of grant at $.03 per share or $15,000. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

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



                                           Xstream Beverage Network, Inc.



                                        By: /s/ Theodore Farnsworth
                                            ---------------------------------
                                            Theodore Farnsworth, CEO, President,
                                            principal executive officer and
                                            principal financial officer

Dated: May 18, 2007.