Form 10QSB
period 2007-06-30
XSTREAM BEVERAGE NETWORK, INC.
filed 2007-08-16
CIK 853833

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ------------------

                                   FORM 10-QSB

                                ------------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended June 30, 2007

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

            18851 N.E. 29th Avenue, Suite 700, Aventura, Florida 33180
            ----------------------------------------------------------
                    (Address of principal executive offices)

                                  786-787-0441
                                  ------------
                           (Issuer's telephone number)

         450 E. Las Olas Blvd., Suite 830, Ft. Lauderdale, FL  33301

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [X]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 196,044 shares of common stock as of August 14, 2007.[Transitional Small Business Disclosure Format:
Yes [ ] No [X]

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

         All share and per share information herein gives proforma effect to the 1 for 400 reverse stock split of our outstanding common stock effective
August 6, 2007.

                         XSTREAM BEVERAGE NETWORK, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 2007
         (Unaudited)...........................................................4

         Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2007 and 2006...............................5

         Consolidated Statements of Cash Flows (Unaudited) for the six
         months ended June 30, 2007 and 2006 ..................................6

         Notes to Consolidated Financial Statements (Unaudited) as of
         June 30, 2007 .....................................................7-29

Item 2.  Management's Discussion and Analysis or Plan of Operation............30

Item 3.  Controls and Procedures..............................................40

Part II. Other Information

Item 1.  Legal Proceedings....................................................41

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........41

Item 3.  Default on Senior Securities.........................................41

Item 4.  Submission of Matters to a Vote of Security Holders..................41

Item 5.  Other Information....................................................41

Item 6.  Exhibits.............................................................41

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                               June 30, 2007
                                                                               -------------
                                                                                (Unaudited)
ASSETS
     Current Assets:
        Cash                                                                    $      3,129
        Note receivable - short term                                                 250,000
        Accounts receivable                                                              720
        Inventory                                                                    166,096
        Prepaid expenses                                                             653,257
        Assets of discontinued operations                                                334
                                                                                ------------
           Total current assets                                                    1,073,536
                                                                                ------------

     Property and equipment, net
       of accumulated depreciation of $17,393                                         13,172
                                                                                ------------
     Other Assets:
        Note receivable - long term                                                  884,799
        Restricted marketable equity securities, at market                         2,835,938
        Capitalized funding costs,net                                                375,077
        Other assets                                                                  16,138
                                                                                ------------
           Total other assets                                                      4,111,952
                                                                                ------------
Total Assets                                                                    $  5,198,660
                                                                                ============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
     Liabilities:
        Current Liabilities:
           Loans payable                                                        $  2,131,121
           Loans payable - related party                                              50,455
           Revolving line of credit                                                  974,897
           Convertible notes payable                                               4,393,278
           Current portion of long term debt, net
             of discount of $110,542                                               1,939,578
           Preferred Series B ($0.001 par value,
             48 Shares issued and outstanding),
             net of discount of $39,096                                            1,468,904
           Accounts payable                                                          982,010
           Accrued expenses                                                          920,397
           Dividends payable                                                           6,734
           Derivative liabilities                                                  1,302,241
           Liabilities of discontinued operations                                  1,167,120
                                                                                ------------
              Total current liabilities                                           15,336,735
                                                                                ------------

        Long Term Liabilities:
           Notes payable, net of discount of $82,903                               2,054,597
           Convertible notes payable, net
             of discount of $1,166,667                                             1,047,681
                                                                                ------------
              Total long term liabilities                                          3,102,278
                                                                                ------------
              Total Liabilities                                                   18,439,013
                                                                                ------------
     Stockholders' Deficiency
        Preferred Stock, $0.001 par value,
          Series A, 200,000 shares issued and outstanding                                200
        Preferred Stock, $0.001 par value, 4,000,000 shares authorized
          Series D, 1,100,000 shares issued and outstanding                            1,100
        Common Stock, $0.001 par value, 100,000,000 shares authorized,
          195,953  issued and outstanding                                                196
        Additional paid in capital                                                45,985,970
        Accumulated deficit                                                      (58,838,790)
        Treasury stock at cost, (24,671 shares)                                     (296,053)
        Deferred consulting                                                          (83,525)
        Deferred fees                                                                 (9,451)
                                                                                ------------
              Total Stockholders' Deficiency                                     (13,240,353)
                                                                                ------------
TOTAL LIABILITIES & STOCKHOLDERS'  DEFICIENCY                                   $  5,198,660
                                                                                ============

     See accompanying notes to unaudited consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Three Months Ended           For the Six Months Ended
                                                                  June 30,                           June 30,
                                                           2007              2006              2007              2006
                                                       ------------      ------------      ------------      ------------
                                                        (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Net sales                                              $      7,199      $     38,545      $     10,147      $    272,779

Cost of goods sold                                           38,603            47,852            53,798           210,698
                                                       ------------      ------------      ------------      ------------
Gross profit                                                (31,404)           (9,307)          (43,651)           62,081
Expense
  Marketing, selling, general and administrative            478,795         2,116,805         1,272,247         2,977,839
                                                       ------------      ------------      ------------      ------------

     Total operating expense                                478,795         2,116,805         1,272,247         2,977,839
                                                       ------------      ------------      ------------      ------------
Loss from continuing operations                            (510,199)       (2,126,112)       (1,315,898)       (2,915,758)
Other Income/(Expense)
  Other income                                                   --            11,132                --            11,132
  Interest income                                            17,980                --            27,470                --
  Interest expense                                       (1,460,208)       (3,170,468)       (2,826,358)       (8,039,463)
  Derivative liability expense                                   --                --                --          (765,528)
  Change in fair value of derivatives                     1,783,225         6,582,697         1,124,037         2,553,089
  Gain on settlement of accrued expense                     578,497                --           578,497                --
  Other expenses                                                 --                --                --          (860,839)
  Realized loss- restricted investment                  (11,684,062)               --       (11,684,062)               --
  Realized loss- subscription receivable                   (218,253)               --        (1,082,162)               --
                                                       ------------      ------------      ------------      ------------

     Total other income/(expense)                       (10,982,821)        3,423,361       (13,862,578)       (7,101,609)
                                                       ------------      ------------      ------------      ------------
Income (Loss) from continuing operations                (11,493,020)        1,297,249       (15,178,476)      (10,017,367)
                                                       ------------      ------------      ------------      ------------

Discontinued operations:
Gain from disposal of discontinued operations                    --                --        16,844,821                --
Gain (Loss) from discontinued operations                    104,084          (149,065)           (6,620)         (367,527)
                                                       ------------      ------------      ------------      ------------

        Total gain (loss) from
          discontinued operations                           104,084          (149,065)       16,838,201          (367,527)
                                                       ------------      ------------      ------------      ------------
Net Income (loss)                                       (11,388,936)        1,148,184         1,659,725       (10,384,894)
                                                       ------------      ------------      ------------      ------------

Unrealized gain - restricted investment                $  2,155,313      $         --      $         --
                                                       ------------      ------------      ------------      ------------
Unrealized loss on subscription receivable             $         --      $ (1,589,928)     $         --      $ (2,110,981)
                                                       ------------      ------------      ------------      ------------
Comprehensive income (loss)                              (9,233,623)         (441,744)        1,659,725       (12,495,875)
                                                       ------------      ------------      ------------      ------------
Preferred stock dividends                                   (22,333)          (33,748)          (34,834)          (66,626)
                                                       ------------      ------------      ------------      ------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS     $(11,411,269)     $  1,114,436      $  1,624,891      $(10,451,520)
                                                       ============      ============      ============      ============

INCOME (LOSS) PER COMMON SHARE - BASIC:
  Income (loss) from continuing operations             $     (79.47)     $      12.83      $    (100.55)     $    (114.58)
  Income (loss) from discontinued operations                   0.72             (1.51)           111.29             (4.18)
                                                       ------------      ------------      ------------      ------------

   Net income (loss) per common share                  $     (78.75)     $      11.32      $      10.74      $    (118.76)
                                                       ============      ============      ============      ============

INCOME (LOSS) PER COMMON SHARE - DILUTED:
  Income (loss) from continuing operations             $     (79.47)     $      13.18      $      (7.98)     $    (114.58)
  Income (loss) from discontinued operations                   0.72             (1.51)             8.24             (4.18)
                                                       ------------      ------------      ------------      ------------

   Net income (loss) per common share                  $     (78.75)     $      11.67      $       0.26      $    (118.76)
                                                       ============      ============      ============      ============

Weighted Average Shares Outstanding -Basic                  144,895            98,455           151,305            88,012
                                                       ============      ============      ============      ============
Weighted Average Shares Outstanding -Diluted                144,895            98,455         2,043,065            88,012
                                                       ============      ============      ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                 XSTREAM BEVERAGE NETWORK INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Six Months Ended
                                                                                 June 30,
                                                                        2007                   2006
                                                                    ------------           ------------
                                                                     (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations                                     $(15,178,476)          $(10,017,367)

Adjustments to reconcile loss from
  continuing operations to net cash
  used in continuing operating activities:

Bad debts                                                                  4,820                     --
Depreciation                                                               2,965                  2,627
Amortization of deferred fees and consulting                             388,452              2,085,613
Amortization of debt discount to interest expense                        573,315              3,386,413
Liquidated damages for failure to
  timely file registration statement                                      56,550                342,000
Amortization of capitalized funding Costs                                558,507              1,643,243
Amortization of prepaid interest                                          67,707                     --
Default premium - Laurus Master Fund                                          --                166,281
Stock based loan fee                                                      72,000                566,665
Stock based consulting services                                          280,136              1,289,547
Derivative liability expense                                                  --                765,528
Change in fair value of derivative liabilities                        (1,124,037)            (2,553,089)
Gain on settlement of accrued expense                                   (578,497)                    --
Realized loss-restricted investments                                  11,684,062                     --
Realized loss-transfer of subscription receivable                      1,082,162                     --

Changes in operating assets and liabilities:
Accounts receivable                                                        6,687                (76,431)
Inventory                                                                 41,922                 (2,739)
Interest receivable included in notes receivable                         (27,500)                    --
Other current and non-current assets                                      54,416                 33,879
Accounts payable                                                         168,886                190,863
Accrued expenses                                                         (50,421)                14,122
Accrued interest included in notes payable
  and revolving line of credit                                         1,295,221                533,666
                                                                    ------------           ------------

Net cash used in continuing operations                                  (621,123)            (1,629,179)
                                                                    ------------           ------------

Income (loss) from discontinued operations                            16,838,201               (367,527)

Adjustments to reconcile loss from
  discontinued operations to net cash
  provided by (used in) discontinued operating activities:

Loss on disposal of fixed assets                                              --                 40,174
Gain from disposal of discontinued operations                        (16,844,821)                    --
Depreciation                                                              12,668                 40,936
Bad debt                                                                      --                 16,519
Impairment of intangibles                                                     --                 65,789
Amortization of intangibles                                               59,902                200,518
Decrease (Increase) in net assets
  from discontinued operations                                           230,964               (427,486)
Increase (Decrease) in net liabilities
  from discontinued operations                                          (166,652)               209,381
                                                                    ------------           ------------

Net cash provided by (used in) discontinued operations                   130,262               (221,696)
                                                                    ------------           ------------

Net cash used in operating activities                                   (490,861)            (1,850,875)
                                                                    ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on note receivable                                           892,701                     --
Acquisition of property and equipment -
  discontinued operations                                                     --                 (5,137)
Proceeds from disposition of fixed assets -
  discontinued operations                                                     --                 10,420
                                                                    ------------           ------------

Net cash provided by investing activities                                892,701                  5,283
                                                                    ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans                                             --                 50,000
Repayments of related party loans                                             --                (50,000)
Proceeds from non-related party loans                                         --              4,700,000
Repayments of non-related party loans                                   (285,000)            (3,021,485)
Capitalized funding costs                                                     --               (294,500)
Cash overdraft                                                           (16,639)               (15,153)
Proceeds received from revolving line of credit                          144,287              2,299,977
Payments on revolving line of credit                                    (242,659)            (1,785,370)
                                                                    ------------           ------------

Net cash (used in) provided by financing activities                     (400,011)             1,883,469
                                                                    ------------           ------------

Net cash increase                                                          1,829                 37,877
Cash at beginning of period                                                1,300                 92,456
                                                                    ------------           ------------
Cash at end of period                                               $      3,129           $    130,333
                                                                    ============           ============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
     Interest paid                                                  $    268,374           $    969,694
     Taxes paid                                                     $         --           $         --

     See accompanying notes to unaudited consolidated financial statements.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

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

         On July 19, 2007, the Company obtained through a vote of majority of its stockholders the approval to decrease the authorized common shares from 250,000,000 to 100,000,000 shares of common stock at $0.001 par value. The Company effected a 1 for 400 reverse split of its issued and outstanding common stock. All amounts have been retroactively adjusted to reflect this split.

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

         In management's opinion, all material adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         CASH AND CASH EQUIVALENTS

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of six months or less and money market accounts to be cash equivalents.

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

         RISKS AND UNCERTAINTIES

         The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the six months ended June 30, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, and depreciation is computed using the straight line method over the estimated economic useful life. Leasehold improvements are amortized using the straight-line method over the lease term. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

         We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any exceeds its fair market value. It was deemed by management during the six months ended June 30, 2007 that the decline in value in the investment on restricted marketable securities is other than temporary and accordingly has recognized the $11,684,062 decrease as realized loss on restricted investments in the accompanying consolidated statements of operations.

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

         Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the six months ended June 30, 2007, the Company did not grant any stock options.

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         provided to customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

         INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period which includes the enactment date.

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

         GOING CONCERN

         As reflected in the accompanying consolidated financial statements, the Company had net income for the six months ended June 30, 2007 of $1,659,725, cash used in operations of $490,861 and an accumulated deficit of $58,838,790 at June 30, 2007, and a working capital deficit of $14,263,199 at June 30, 2007. Although the Company reported net income for the six months ended June 30, 2007, the majority of which was derived from the sale the Company's subsidiary in February 2007, the Company is unable to predict whether it will continue to achieve profitability in the future. There can be no assurances that the Company will continue to recognize similar net income in the future. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company continues to raise capital to implement its business plan. The Company believes that these actions provide the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

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

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company has adopted FAS 157 for the six months ended June 30, 2007.

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

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

         In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("FAS 159"). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. FAS 159 is effective as of the beginning of an entity's fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has adopted FAS 159 for the six months ended June 30, 2007.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - NET LOSS PER COMMON SHARE

         In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. In the 2006 period, diluted loss per common share is not presented because it is anti-dilutive. The following table presents a reconciliation of basic and diluted earnings per share for the six months ended June 30, 2007:

         Net income                                       $ 1,659,725
         Weighted average shares outstanding - basic          151,305
         Income per share - basic                         $     10.74
                                                          ===========

         Net income                                       $ 1,659,725
         Adjustments-
             Derivative (income) expense                   (1,124,037)
                                                          -----------
         Net income - diluted/adjusted                        535,688

         Weighted average shares outstanding - basic          151,305
         Effect of dilutive securities
            Convertible debentures                            378,407
            Convertible preferred stocks                    1,513,353
            Dilution from warrants                                 --
                                                          -----------
         Weighted average shares outstanding- diluted     $ 2,043,065
                                                          ===========
         Income (loss) per share - diluted                $      0.26
                                                          ===========

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 3 - INVENTORY

         Inventories are stated at the lower of cost or market determined on a "first-in, first-out" basis. The inventory balance consisted of the following:

                                           June 30, 2007
                                           -------------
         Resalable products                  $137,373
         Proprietary brand raw materials       28,723
                                             --------
         Total                               $166,096
                                             ========

NOTE 4 - FIXED ASSETS

         Property and equipment at June 30, 2007 is as follows:

                                   Useful life
                                   -----------
         Office Equipment            5 years           $   29,565
         Furniture & Fixtures        7 years                1,000
                                                       ----------
                                                           30,565

         Less: Accumulated depreciation                   (17,393)
                                                       ----------
         Net                                           $   13,172
                                                       ==========

         Depreciation expense for the six months ended June 30 is as follows:

                                                              2007        2006
                                                            -------     -------
         Depreciation expense                               $ 2,965     $ 2,627
         Depreciation expense - discontinued operations      12,668      40,936
                                                            -------     -------

         Total Depreciation expense                         $15,633     $43,563
                                                            =======     =======

NOTE 5 - CAPITALIZED FUNDING COSTS, NET

         The table below summarizes the balance of capitalized funding costs as of June 30, 2007:

         Capitalized Funding Costs                            $5,027,822

         Accumulated Amortization:                            (4,652,745)
                                                              ----------
                  Net:                                        $  375,077
                                                              ==========

         Amortization of capitalized funding cost for the six months ended June 30, 2007 and 2006 was $558,507 and $1,643,243, respectively.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

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

         Additionally, in the event Global raises any equity capital while the note is outstanding, Global shall pay down the note equal to 35% of the net proceeds from such equity raise. The Company received proceeds of $892,701 during the six months ended June 30, 2007. The balance of the note receivable as of June 30, 2007 was $1,134,799 (Current portion of $250,000 and long term portion of $884,799).

NOTE 7 - INVESTMENT IN RESTRICTED MARKETABLE SECURITIES

         On February 23, 2007, the Company completed the sale of its wholly owned subsidiary, Beverage Network of Maryland, Inc., to Global Beverage Solutions, Inc. ("Global Beverage"). As part of the transaction, the Company received 60,500,000 shares in Global Beverage common stock. The Company has adopted FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157") and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles. FAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. At the time of issuance, the Company recorded the cost of the investment at $14,520,000 representing the market value of the shares less a 25% discount for restrictions relating to restricted stocks. The Company revalued the investment (using the bid and ask prices taking into account the 25% discount for restrictions relating to restricted stocks) at June 30, 2007 which resulted in an $11,684,062 decrease in the fair value. It was deemed by management during the six months ended June 30, 2007 that the decline in value is other than temporary and accordingly has recognized the $11,684,062 decrease as a realized loss on restricted investments in the accompanying consolidated statements of operations.

NOTE 8 - DIVIDENDS PAYABLE

         The Series B Preferred pays cumulative semi-annual dividends of 6% per annum, payable at the Company's option in cash, registered shares of its common stock or additional shares of its Series B Preferred.

         In January 2007, the Company issued 3.51 shares of preferred series B shares which converted to the payment of $175,407 of accrued dividends. The dividends payable as of June 30, 2007 was $6,734.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 9 - LOANS PAYABLE AND LOANS PAYABLE-RELATED PARTY

         XStream Beverage, Inc. ("XBI"), a principal stockholder of the Company owned by XStream's Chairman, periodically loans money to XStream. In March 2004, the principal shareholder advanced $25,000 to the Company; XStream's loans from XBI are non-interest bearing demand notes with no specified term. The balance due was $50,455 at June 30, 2007.

         Loans payable at June 30, 2007 were as follows:

         December 2005 - May 2006, 60 day demand notes,
           5% per month                                     $1,807,505
         April 2006, 120 day demand note,
           fixed interest of $25,000                           323,616
                                                            ----------

           Total Loans Payable                              $2,131,121
                                                            ==========

         From December 2005 to March 2006, the Company executed sixty day demand notes to investors that resulted in $550,000 of proceeds to the Company. The notes contain maturity dates ranging from February 23, 2006 to May 1, 2006 and contain provisions for fixed interest that amounts to $65,000 if repaid according to terms. The notes accrue 5% interest per month if in arrears along with a provision whereby the note holder is entitled to an interest penalty in the amount of $50,000 per month if the notes are not repaid by August 31, 2006. Interest expense of $331,387 was recognized for the six months ended June 30, 2007. Additionally, during the six months ended June 30, 2007, in connection with these notes, the Company issued 1,800,000 shares of its common stock for non payment of the principal and accrued interest in August 2006 and recognized interest expense of $72,000 during the six months ended June 30, 2007. The total balance of the principal notes and accrued interest as of June 30, 2007 was $1,807,505.

         In April 2006, the Company executed a $250,000, 120 day demand note, fixed interest of $25,000 due August 5, 2006. The note accrues 1.5% interest per month after the due date. The proceeds to the Company were $210,000 after paying a placement fee of $40,000. The Company recorded interest expense of $27,801 for the six months ended June 30, 2007. The total balance of the principal notes and accrued interest as of June 30, 2007 was $323,616.

NOTE 10 - LAURUS MASTER FUND REVOLVING LINE OF CREDIT

         On March 31, 2006, the Company was issued a $4 million line of credit with the Laurus Master Fund. ("Laurus Debt"). The line of credit bears interest at the higher of 9% or prime plus 2% and matures in March 2009 and interest is payable monthly. The balance with accrued interest was $974,897 as of June 30, 2007.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

         The balance of the convertible term notes, accrued interest and related debt discount at June 30, 2007 is as follows:

                   Term note 18% per annum                       $  359,607
                   Term note 12% per annum                        2,994,500
                   Accrued interest                               1,039,171
                                                                 ----------
                                                                 $4,393,278
                                                                 ==========

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 11 - CONVERTIBLE NOTES PAYABLE (continued)

         The Company secured $725,000 from investors resulting from a debt placement offering originating in February 2005. The debt instruments were convertible term notes at 18% per annum, with maturity dates ranging from September 1 to November 15, 2005. As collateral for these notes the Company pledged 100,000 shares of common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of common stock personally owned by him. Attached to the notes was a provision whereby the purchasers were issued common stock warrants, with a five year term and exercisable at $1.50, in an amount equivalent to the face value of each note. Should the Company default, the exercise price of the warrants is automatically reduced by 5% for each 30 day period in which the Company remains in default. The notes also contain, at the discretion of the holder, a conversion option contingent upon a future secondary offering prior to maturity date. The 725,000 warrants issued to these debt holders were valued at $635,511 and recorded as a derivative liability at the date of their respective issuances. During the six months ended June 30, 2007, the Company repaid $210,000 of the principal amount of these notes and issued 214,870 shares of common stock for payment of principal including interest of $14,007. As of June 30, 2007, the Company reflected a balance of principal and accrued interest of $359,607 and $289,514, respectively.

         In September 2005, we received a notice of default in connection with the 18% secured promissory notes issued above by the Company from two note holders in the aggregate principal amount of $300,000. These notes were due and payable on September 1, 2005. The Company has repaid $100,000 of the principal balance, however, the note holders are demanding payment of $233,279. In August 2006 the Company received a notice of final default judgment from the note holders demanding $270,106 of principal and accrued interest. The Company was unable to satisfy the entire balance due and the bank account was garnished for $98,829 by the note holders; $45,403 was remitted to the note holders and while $53,426 was returned to the Company as it was secured through a deposit control agreement between Wachovia Bank and Laurus Master Fund, LTD, our senior secured lender. The Company has repaid $210,000 of the principal amount of these two notes during the six months ended June 30, 2007.

         As of November 8, 2005, the Company had completed the sale of $3,019,500 units of its securities to 44 institutional and/or accredited investors. The units consisted of $100,000 principal amount of convertible notes, warrants to purchase 100,000 shares of common stock at an exercise price of $0.76 per share with a term of five years and 10,000 shares of common stock. The maturity date of the notes range from July 6 through November 8, 2006 and bear interest at the rate of 12% per annum payable at the maturity date or upon conversion of the notes if prior to the maturity date. The holders of the notes have the option to convert the notes into common shares of the Company at a price equal to the public offering price of common shares of the Company in any underwritten registered public offering involving common stock of the Company less a discount of 20%. If the Company does not complete a public offering prior to maturity, the holders may, at their option, convert their notes at maturity into common shares at a price

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 11 - CONVERTIBLE NOTES PAYABLE (continued)

         of $0.76 per share, subject to adjustment in the event of any dilution events. In January 2007, the Company issued 390,625 shares of common stock for payment of principal including interest of $26,215. The issuance of the Laurus Master Fund convertible loan on March 31, 2006 triggered an adjustment in the conversion price from $0.76 to $0.45 (pre-split) and further decrease to $.03 (pre-split) due to the conversion of an accrued interest in May 2007. As of June 30, 2007, the Company reflected a balance of principal and accrued interest due amounting to $2,994,500 and $749,657, respectively.

         Notice of Default:

         The event of default under the Laurus Secured Convertible Term Note (See Note 15 - Long Term Notes Payable), prior to being paid as of March 31, 2006, has triggered an event of default under the 12% unsecured promissory notes in the aggregate principal amount of $2,994,500 which the Company issued to an aggregate of 44 purchasers in a private placement of securities between June and November, 2005. At the option of the holders of greater than 50% of the face amount of these outstanding notes, the notes will become immediately due and payable. The Company does not know at this time what action, if any, the note holders may take.

NOTE 12 - CURRENT PORTION, LONG TERM DEBT

         The current portion of long term debt and debt discount as of June 30, 2007 is as follows:

         Interest bearing demand note 6% per annum, due
           April 2012 (Maui Trademark)                             $  206,078
         Senior secured note ("Laurus")*                            1,844,042
         Debt discount on Senior secured note ("Laurus")*            (110,542)
                                                                    ---------
                                                                    1,939,578
                                                                   ==========
         ----------
         * (See Note 15 - Long Term Notes Payable)

         On June 28, 2006, the Company received a notice of final default judgment from the principal owner of the Maui Juice Company for failure to pay principal payments under the terms of the Purchase and Sale Agreement for the Maui Juice trademark. The amount in arrears is approximately $86,250 and the Company's attorney is negotiating with the plaintiffs for an alternative payment schedule. The balance due as of June 30, 2007 is $206,078.

         The Company issued a convertible promissory note for $2,000,000 payable in 60 equal monthly payments and bearing 6% interest per annum in connection with the acquisition of BNMD in July 2004. In connection with the sale of Beverage Network of Maryland to Global in February 2007, Master Distributors, Inc. received from Global a secured convertible promissory note in the amount of $2,000,000 and other consideration as a novation for the initial promissory note in the same amount issued by the Company on July 1, 2004 as part of the initial acquisition by the Company of Beverage Network of Maryland. Global assumed the principal balance including interest of $2,088,374 in connection with this sale. The Company is in the process of obtaining its original promissory note and formal confirmation of the novation of that obligation. It is anticipated that this will occur no later than September 30, 2007.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 12 - CURRENT PORTION, LONG TERM DEBT (continued)

         On March 31, 2006, the Company issued a $4 million non convertible secured note ("Laurus Debt"). The Laurus Debt bears interest at the highest of 9% or prime plus 2% and matures in March 2009. Interest on the $4 million secured note is payable monthly. Principal on the $4 million secured note is payable monthly as follows:$75,000 a month between December 2006 and November 2007, $137,500 a month between December 2007 and November 2008, $187,500 a month between December 2008 and March 2009, with the remaining balance due in March 2009. Accordingly, the Company recorded $1,844,042 of this secured note as current portion as well as the related debt discount of $110,542 (See
         Note 15 - Long Term Notes Payable).

NOTE 13 - DERIVATIVE LIABILITY

         The fair value of the derivative liabilities at June 30, 2007 are as follows:

         Embedded conversion
           features and liquidated damages
           and freestanding warrants issued to investors-
           $3,000,000 convertible note                           $   14,258
           $2,000,000 convertible note                               55,615
         Series B preferred shares                                1,093,592
         Convertible notes                                           85,869
         Freestanding warrants issued
           to placement agents:
           $3,000,000 convertible note                                6,263
         Series B preferred shares                                    6,483
         Convertible notes                                           11,961
         Other warrants                                              28,200
                                                                 ----------
                                                                 $1,302,241
                                                                 ==========

         The Company used the following assumptions to measure the identified derivatives as follows:

         Embedded conversion feature and liquidated damages at post-split:

                                                          At June 30, 2007
                                                          ----------------
         Market price:                                        $8.00
         Conversion price:                                 $8.00-600.00
         Term:                                             1.25-2.75 years
         Volatility:                                           176%
         Risk-free interest rate:                             4.98%


          Freestanding warrants
                                                          At June 30, 2007
                                                          ----------------
         Market price:                                          $8.00
         Exercise price:                                   $ 80.00-40,000
         Term:                                             1.50-3.00 years
         Volatility:                                           176%
         Risk-free interest rate:                             4.98%
         Outstanding warrants                                 24,889

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 13 - DERIVATIVE LIABILITY (continued)

         The embedded conversion features are as follows:

         Reset Feature Following Subsequent Financing- 50% for all debt financing, which is the effective discount to market value the Company would offer in the event we provide for a subsequent private placement financing.

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

         The variation in fair value of the derivative liabilities between measurement dates amounted to an decrease of approximately $1.1 million and decrease of $2.6 million during the six months ended June 30, 2007 and 2006,respectively. The decrease in fair value of the derivative liabilities has been recognized as a component of other income/expenses.

NOTE 14 - SERIES B CONVERTIBLE PREFERRED STOCK

         On August 2, 2004 Xstream Beverage Group, Inc. sold 43.2 shares of its Series B Convertible Preferred Stock to nine accredited investors and issued the purchasers Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
         Section 4(2) of that act and Rule 506 of Regulation D. Pursuant to the terms of the placement documents the debt instrument is convertible or redeemable at the discretion of the holder at the end of the 42 month term. The Company recognized interest expense of $184,711 from amortization of debt discount for the six months ended June 30, 2007. In January 2007, the Company issued 3.51 shares of preferred series B shares which converted to the payment of $175,407 of accrued dividends. Additionally, in January 2007, the Company issued 4.32 shares of preferred series B shares which converted to the payment of $215,167 of accrued liquidated damages. The balance of the Series B Convertible preferred stock liabilities net of debt discount of $39,096 was $1,468,904 as of June 30, 2007.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 15 - LONG TERM - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

         The following table reflects the principal amounts plus accrued interest and debt discount as of June 30, 2007:

         Senior Secured convertible note ("Laurus")                 $ 2,214,348
         Senior secured note ("Laurus")                               3,981,542
         Less: Debt discount Secured convertible note ("Laurus")     (1,166,667)
         Less: Debt discount on senior secured note ("Laurus")          (82,903)
         Less: Current portion of senior secured note *              (1,844,042)
                                                                    -----------
                                                                    $ 3,102,278
                                                                    ===========
         ----------
         * (see Note 12 - Current Portion of Long Term Debt)

         On March 31, 2006, the Company issued a $4 million secured note, a $2 million senior secured convertible note and a $4 million line of credit ("Laurus Debt"). The Laurus Debt bears interest at the highest of 9% or prime plus 2% and matures in March 2009. Interest on the $2 million senior secured convertible note is due at maturity, while interest on the $4 million secured note and $4 million line of credit is payable monthly (See Note 10- Laurus Master Fund revolving Line of Credit). The $2 million senior convertible note is convertible at a fixed rate of $0.45 (pre-split) per share.

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

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

         Amortization of debt discount in connection with the $2 million and $4 million secured note during the six months ended June 30, 2007 amounted to $333,334 and $55,270, respectively.

         The balance of principal and accrued interest on the $2 million secured convertible note was $2,214,348 as of June 30, 2007.

         The balance of principal and accrued interest on the $4 million note was $3,981,542 as of June 30, 2007. The Company recorded $1,844,042 of this secured note as current portion as well as the related debt discount of $110,542 (See Note 12- Current portion of long term debt).

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

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 16 - COMMITMENTS AND CONTINGENCIES

         LITIGATIONS

         Our subsidiary, Beverage Network of Massachusetts, Inc. was named as a party in a legal proceeding filed by Kraft Foods, Inc. in the Superior Court of the County of Middlesex, Commonwealth of Massachusetts with respect to Civil Docket Number MICV2005-02503. For financial reasons the Company was unable to contest the plaintiff's claims and on August 26, 2005 a default order was entered in favor of Kraft Foods, Inc. against Beverage Network of Massachusetts, Inc. On October 4, 2005 Beverage Network of Massachusetts, Inc. was served with an execution order in the amount of $91,902, which includes costs. The Company agreed the terms of a payment plan with the plaintiff's attorney to remit monthly payments of $14,172 until the entire balance is paid. The remaining balance due was $20,905 as of June 30, 2007.

         On September 12, 2005 the Company received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. The notes were due and payable on September 1, 2005. As collateral for these notes the Company pledged 100,000 shares of restricted common stock and Theodore Farnsworth, our CEO, pledged 100,000 shares of common stock personally held by him. The note holders are demanding payment of $328,814. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. On March 16, 2006, an agreement was made with the two note holders whereby the Company would redeem the notes and make all payments due to the note holders, on or before March 31, 2006. As consideration, the Company granted each note holder 750,000 shares restricted common stock along with 500,000 shares of restricted common stock to each note holder which would be subject to release from escrow on March 31, 2006 should the notes not be redeemed by that date. The Company failed to redeem the notes and consequently, the shares in escrow have been released by the escrow agent to the note holders. On July 10, 2006 the Company received a notice of final judgment by default from the note holders in the amount of $270,106. The remaining balance due to these note holders was $45,575 as of June 30, 2007. The default under these notes created another event of default under the unsecured convertible term notes in the principal amount of $3,019,500.

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

         In October 2005, Good-O Beverages was awarded a judgment on the amount of $28,500 against Beverage Network of Connecticut for product ordered by the Company in fiscal 2004. We have made regular payments in settlement of this amount and there is a balance of $1,904 as of June 30, 2007.

         On November 16, 2005 Beverage Network of Connecticut received a demand letter from the attorneys representing Food Collage, Inc. for payment of $17,068 on products ordered by the Company in 2004. Although we agreed on a settlement with their attorneys, we have not been able to abide by a payment arrangement due to insufficient operating capital during fiscal 2006 and 2005.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 16 - COMMITMENTS AND CONTINGENCIES (continued)

         LITIGATIONS (continued)

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

         In February, 2006 the Company received a demand letter from Ayer Beverage, Inc. in the amount of $72,934 for payments due under the Purchase and Sale Agreement between Ayer Beverage and Beverage Network of Massachusetts. Under the same agreement, the Company is also required to make payments under obligations that was assumed for $7,889 plus costs and interest to Citizen's Bank and $30,000 to Mr. Tom MacIntire. We have reached agreement with Mr. Lehan and Ayer Beverage, Inc. to pay the obligations due to Mr. MacIntire. The Citizen's Bank obligation was satisfied in April 2006; the balance due to Mr. MacIntire is $12,600 as of June 30, 2007. Although we agreed to pay Ayer Beverage, Inc. $36,467 followed by three monthly payments thereafter of $9,467, we have not been able to abide by the terms of this agreement due to insufficient operating capital during 2006. We do not know what action, if any, the Mr. Lehan will take at this time.

         In February 2006, Total Beverage Network ("BNSF") received a demand from Le Natures, Inc in the amount of $17,057 for product that was ordered in 2004 but not paid in full. We have not yet reached an agreement with the plaintiff and we do not know what action, if any, the vendor will take at this time.

         In March of 2004, the Company contracted with Florida Employer Solutions, Inc. "FES" to process the Company payroll and certain other employee benefits such as health insurance. The collection and payment of payroll taxes was an integral part of this service. In June 2005, the Company was informed by the Internal Revenue Service and other state tax agencies that payroll tax payments had not been remitted on our behalf. The Company had remitted all required taxes to "FES" for payment of payroll taxes. The principals of "FES" admitted to the Company and to the IRS that they had not made the mandatory payments when due. The IRS has agreed to waive certain penalties upon receiving the principal balance due. In September 2005 the Company filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida against "FES" along with Luis Ferrer and Maria G. Legarda,

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 16 - COMMITMENTS AND CONTINGENCIES (continued)

         LITIGATIONS (continued)

         officers of "FES". The complaint alleges breach of contract, fraud, conversion, violation of the Florida Unfair and Deceptive Trade Practices Act and unjust enrichment and seeks judgment against "FES" for all damages, interests and costs. In September 2006 mediation hearing, the Company was awarded a judgment in the amount of $679,466 against "FES". This represented the amount of principal tax along with damages in the form of estimated penalties, interest and legal expenses. The IRS negotiated a voluntary payment arrangement whereby Xstream Beverage Network, Inc. ("XBNI") would remit payments of $20,000 per month until the entire balance is paid. The balance due as of June 30, 2007 is $330,515 whereby $8,870 of this amount is related to continuing operations and the remaining amount of $321,645 is related to discontinued operations which was included in liabilities of discontinued operations in the accompanying consolidated balance sheet.

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

NOTE 17 - STOCKHOLDERS' DEFICIENCY

         PREFERRED STOCK

         In January 2007, the Company issued 3.51 shares of preferred series B shares which converted to the payment of $175,407 of accrued dividends. Additionally, in January 2007, the Company issued 4.32 shares of preferred series B shares which converted to the payment of $215,167 of accrued liquidated damages. The balance of the Series B Convertible preferred stock liabilities net of debt discount of $39,096 was $1,468,904 as of June 30, 2007.

         COMMON STOCK

         On July 19, 2007, the Company obtained through a vote of majority of its stockholders the approval to decrease the authorized common shares from 250,000,000 to 100,000,000 shares of common stock at $0.001 par value. The Company effected a 1 for 400 reverse split of its issued and outstanding common stock. All amounts have been retroactively adjusted to reflect this split.

         During the six months ended June 30, 2007, the Company issued a total of 64,158 shares of restricted common stock. Shares issued for services, compensation, prepaid interest and loan fees are valued at the closing price of the stock on the grant date and recognized over the term of the corresponding contract and/or agreements; shares issued from the conversion of notes payable including accrued interest are valued at the converted amount of liability.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 17 - STOCKHOLDERS' DEFICIENCY  (continued)

         The table below represents the activity of shares issued as of June 30, 2007:

                                                                      Aggregate      Deferred        Expense
               Consideration               No. Shares  Price Range      Value         portion       Recognized
               -------------               ----------  -----------    ----------     ----------     ----------

         Services                            10,006     $12 - $40     $  295,136     $   15,000     $  280,136

         Loan Fees                            5,750     12 - 20           97,000         25,000         72,000

         Conversion of notes payable
          and accrued interest                4,652     12 - 24           77,885            -0-            -0-

         Prepayment of interest in
          connection with notes
           payable                           43,750       16             700,000            -0-            -0-
                                             ------     ---------     ----------     ----------     ----------

         TOTAL:                              64,158       N/A         $1,170,021     $   35,000     $  352,136
                                             ------     ---------     ----------     ----------     ----------

         Amortization of deferred fees in connection with the granting of stocks in fiscal 2006 and during the six months ended June 30, 2006 amounted to $388,452.

         Amortization of prepaid interest in connection with the granting of stocks for the prepayment of interest during the six months ended June 30, 2007 amounted to $67,707.

         STOCK WARRANTS

         A summary of the options and warrants issued as of June 30, 2007 is presented below at post-split:

                                                            Weighted
                                                            Average
                                              Number of     Exercise
                                              Warrants      Price
                                              ---------     -------
         Balance at beginning of year            24,889     $392.00
         Granted                                     --          --
         Exercised                                   --          --
         Forfeited                                   --          --
                                              ---------     -------
         Balance at June 30, 2007                24,889     $264.00
                                              =========     =======
         Warrants exercisable at
           June 30, 2007                         24,889     $264.00
                                              ---------     -------
         Weighted average fair value of
            options granted during the year                 $    --
                                                            =======

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 17 - STOCKHOLDERS' DEFICIENCY  (continued)

         The following table summarizes information about stock warrants outstanding at June 30, 2007:

                   Warrants Outstanding and exercisable
           ---------------------------------------------------------------------
                                                      Weighted         Weighted
            Range of               Number              Average          Average
            Exercise            Outstanding and       Remaining        Exercise
             Price              exercisable          Contractual         Price
           -----------         -----------------    -----------       --------

           $2,560 - 40,000              600         6.40 Years       $4,900.00
            1,200 - 2,556               369         7.06 Years        1,336.00
              304 - 1,196             3,997         4.50 Years          672.00
                    80                   24         1.75 Years           80.00
                    24               19,899         2.58 Years           24.00
                                  ---------                           --------
                                     24,889                           $ 264.00
                                  =========                           ========

NOTE 18 - SUBSCRIPTION RECEIVABLE

         The Company has entered into a series of related agreements with a placement agent and certain investors pursuant to which the Company has issued 19,736,8489 (pre-split)common shares at a purchase price of $0.76 (pre-split) per share.

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

         Under the terms of the equity swap, the 15,789,472 (pre-split) common shares and the bonds are maintained in escrow until the earlier of 42 months from June 2005 or such time as all of these shares are covered by an effective registration statement filed with the SEC. The Company, however, is not obligated to register the common shares.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

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

         As additional consideration, the Company has agreed to compensate the private placement agent with a monthly payment amounting to LIBOR + 1.25% times $15,000,000, less the interest earned on the US Government bonds. This amount is payable until the funds and the shares are released from escrow. The Company estimates the aggregate payments under this arrangement to amount to $1,178,250 over the terms of the agreement. The Company has recorded a corresponding amount as accrual for placement agent fees at the date of issuance of shares, which was offset against additional paid-in capital. On May 21, 2007, the Company executed an agreement with the placement agent for an early termination of this equity swap transaction agreement. On May 21, 2007, the subscription receivable amounted to $571,973 which was offset against accrued expenses owed to the placement agent. The balance of accrued expenses related to this transaction was $1,150,470 before the termination which resulted in a gain on settlement of $578,497. The decrease in subscription receivable for the six months ended June 30, 2007 amounted to $1,082,162 and is reflected as a realized loss in the accompanying consolidated statements of operations. The Subscription Receivable at May 21, 2007 is based on a discount rate of 4.95% and a stock price of $.03 (pre-split).

         Additionally, the Company exercised the call option on the 9,868,424 (pre-split) shares of the Company's common stock at $.03 (pre-split) per share which is the fair value of the shares at the date of termination. The Company recorded treasury stock amounting to $296,053 during the six months ended June 30, 2007.

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

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

         The Company received 60,500,000 in Global Beverage common stock based on the agreement and calculated at $.24 per share taking into account the 25% discount for restrictions relating to restricted stocks on February 23, 2007 (closing date) or $14,520,000. In addition, Global Beverage issued a $2 million note payable to the Company (See Note 6 - Note receivable). Global Beverage assumed the principal balance including interest of a note payable to Masters Distributors, Inc. amounting to $2,088,374 (See Note 12- Current portion of long term debt). Accordingly, in connection with the sale of BNMD, for the six months ended June 30, 2007, the Company recorded a gain from disposal of discontinued operations of $16,844,821.

         The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption "Assets of discontinued operation" and "Liabilities of discontinued operation". The carrying amounts of the major classes of these liabilities as of June 30, 2007 are summarized as follows:

         Assets:

             Cash                                      $      334
                                                       ----------

         Assets of discontinued operation              $      334
                                                       ==========

             Liabilities:

         Notes payable (1)                             $   88,078
             Accounts payable and accrued expenses      1,079,042
                                                       ----------

             Liabilities of discontinued operation     $1,167,120
                                                       ==========
         ----------
         (1) Resulted from the acquisition of Beverage Network of Massachusetts Inc. ("BNMA")

                          XSTREAM BEVERAGE NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 19 - DISCONTINUED OPERATIONS (continued)

         The following table sets forth for the six months ended June 30, 2007 indicated selected financial data of the Company's discontinued operations.

         Revenues                                          $  1,303,314
         Cost of sales                                        1,145,180
                                                           ------------
         Gross profit                                           158,134
         Operating and other non-operating expenses            (151,514)
                                                           ------------

         Loss from discontinued operations                       (6,620)

         Gain from disposal of discontinued operations       16,844,821
                                                           ------------

         Total gain from discontinued operations           $ 16,838,201
                                                           ============

NOTE 22 - SUBSEQUENT EVENTS

         On July 19, 2007, the Company obtained through a vote of majority of its stockholders the approval to decrease the authorized common shares from 250,000,000 to 100,000,000 shares of common stock at $0.001 par value. The Company effected a 1 for 400 reverse split of its issued and outstanding common stock. All amounts have been retroactively adjusted to reflect this split.

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

         Our business strategy was predicated upon our ability to raise sufficient working capital and acquisition funds concurrently with the expansion of our business. While we raised capital from time to time, much of the capital was in the form of debt and the amount of funding we received was not sufficient for our working capital needs. During fiscal 2006, we were unable to meet our funding requirements. As a result, we were unable to execute our acquisition plan successfully, nor did we have sufficient capital to fund our ongoing operations and satisfy our debt obligations. During fiscal 2006 our distribution operations in New England, Hawaii, Connecticut, and South Florida were non operational and in December 2006 we determined to discontinue their operations. In February 2007 we sold our Beverage Network of Maryland ("BNMD") subsidiary which historically represented a significant portion of our revenues. The effect of the sale of this subsidiary on our financial statements for the six months ended June 30, 2007 is described later in this section.

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

         On July 19, 2007, we obtained through a vote of majority of our stockholders the approval to decrease the authorized common shares from 250,000,000 to 100,000,000 shares of common stock at $0.001 par value. We affected a 1 for 400 reverse split of our issued and outstanding common stock. All amounts have been retroactively adjusted to reflect this split.

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

         During the six months ended June 30, 2007 we received $892,701 in proceeds as payment under this note.

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

         In connection with the sale of BNMD to Global Beverage, Global Beverage assumed the outstanding balance of $2,088,374 due Master Distributors, Inc., the company from whom we purchased the assets which comprised BNMD, under a note we issued in July 2004 as part of our initial acquisition of the asset of Master Distributors. We are in the process of obtaining its original promissory note and formal confirmation of the novation of that obligation. It is anticipated that this will occur no later than September 30, 2007.

         Under the terms of our loan agreements with Laurus Master Fund, Ltd., we have granted Laurus Master Fund a blanket security interest in all of our assets and pledge the stock of our subsidiary corporations as collateral. The stock and assets of our BNMD subsidiary remain subject to these terms. We have orally advised Laurus Master Fund of the closing of the sale of BNMD to Global Beverage and we will seek to cause Laurus Master Fund to execute such releases as are necessary so that the asset and stock of BNMD is released from the collateral position to the benefit of Laurus Master Fund. We are currently engaged in dialogue with the Laurus Master Fund to obtain their formal acceptance and release for the sale of BNMD while simultaneously restructuring our debt obligations to them. We anticipate this to be completed as of September 30, 2007.

         Accordingly, BNMD, BNSF, BNCT, BNHI, and BNMA are reported as discontinued operations, and prior periods have been restated in our financial statements and related footnotes to conform to this presentation. In connection with the sale of BNMD, we recorded a gain form disposal of discontinued operations of $16,844,821 during the six months ended June 30, 2007.

         So long as we hold shares of Global Beverage under generally accepted accounting principles we are required to "mark to market" the carrying value of these securities on a quarterly basis. At the time of issuance, we recorded the cost of the investment at $14,520,000 representing the market value of the shares less a 25% discount for restrictions relating to restricted stocks. We revalued the securities using the bid and ask prices of Global Beverage's common stock as quoted on the OTC Bulletin Board at June 30, 2007 taking into account the 25% discount for restrictions relating to restricted stocks which resulted in an $11,684,062 decrease in the fair value. It was deemed by management during the six months ended June 30, 2007 that the decline in value is other than temporary and accordingly has recognized the $11,684,062 decrease as realized loss-restricted investments.

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

Results of Operations

Six months Ended June 30, 2007 as compared to the six months ended June 30, 2006

                                                                                                 Increase   Increase
                                                                                                (Decrease)  (Decrease)
                                                           2007               2006                   $          %
                                                       ------------       ------------          ----------  ----------
                                                        (Unaudited)       (Unaudited)

Net sales                                              $     10,147       $    272,779           (262,632)      -96%

Cost of goods sold                                           53,798            210,698           (156,900)      -74%
                                                       ------------       ------------
Gross profit                                                (43,651)            62,081           (105,732)     -170%
Expense
   Marketing, selling, general and administrative         1,272,247          2,977,839         (1,705,592)      -57%
                                                       ------------       ------------

      Total operating expense                             1,272,247          2,977,839         (1,705,592)      -57%
                                                       ------------       ------------
Loss from continuing operations                          (1,315,898)        (2,915,758)         1,599,860       -55%
Other Income/(Expense)
   Other income                                                  --             11,132            (11,132)      NM
   Interest income                                           27,470                 --             27,470       NM
   Interest expense                                      (2,826,358)        (8,039,463)         5,213,105       -65%
   Derivative liability expense                                  --           (765,528)           765,528      -100%
   Change in fair value of derivatives                    1,124,037          2,553,089         (1,429,052)      -56%
   Settlement gain, (loss)                                  578,497                 --            578,497       NM
   Other expenses                                                --           (860,839)           860,839      -100%
   Realized loss- restricted investment                 (11,684,062)                --        (11,684,062)      NM
   Realized loss- subscription receivable                (1,082,162)                --         (1,082,162)      NM
                                                       ------------       ------------

      Total other income/(expense)                      (13,862,578)        (7,101,609)        (6,760,969)       95%
                                                       ------------       ------------
Income (Loss) from continuing operations                (15,178,476)       (10,017,367)        (5,161,109)       52%
                                                       ------------       ------------

Total gain (loss) from discontinued operations           16,838,201           (367,527)        17,205,728     -4681%
                                                       ------------       ------------
Net Income (loss)                                         1,659,725        (10,384,894)        12,044,619      -116%
                                                       ------------       ------------

----------
NM: Not Meaningful

Net Sales

Our net sales for the six months ended June 30, 2007 were $10,147 as compared to net sales of $272,779 for the six months ended June 30, 2006, a decrease of $262,632 or approximately 96%. During the six months ended June 30, 2007, we spent a substantial amount of time coordinating and facilitating the sale of our BNMD subsidiary to Global Beverage as described above which diverted management's attention from our core business. Additionally, the decline in sales was due do to a change in product mix between third party and proprietary brands following the discontinuing of our distribution operations as described above. During the six months ended June 30, 2007, distribution of third party brands represented approximately 34% of our sales and sales of our proprietary products represented approximately 66% of our sales. For the six months ended June 30, 2006, distribution of third party brands represented approximately 99% of our sales and sales of our proprietary products represented approximately 1% of our sales. While we continue to implement our strategy of developing and growing corporate owned brands, given our lack of working capital and other contingencies facing our company we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods.

Cost of Goods Sold

Our cost of goods sold includes the cost of buying third-party beverage products as well the manufacturing costs of our proprietary brands and along with warehouse and distribution costs for all products sold. The cost of goods sold as a percentage of net sales was approximately 530% and 77%, respectively, for the six months ended June 30, 2007 and 2006. Our cost of sales as a percentage of net sales increased due to a decreased in net sales during the six months ended June 30, 2007 along with one-time inventory write-off for both expired raw materials and finished goods. Cost of goods sold, as a percentage of net sales, should decrease for the remainder of fiscal 2007, as we do not anticipate additional write-offs during this fiscal year. We anticipate that our cost of goods sold should decrease and related gross profit margins to increase, if ever, we are successful in increasing sales of our proprietary products, which carry higher gross profit margins.

Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses are comprised primarily of consulting fees, salaries and benefits of our sales and administrative staff, marketing programs and related sales expenses. The decrease in selling, general and administrative expenses during the six months ended June 30, 2007 when compared to the same period during 2006, is primarily attributable to:

         * a decrease of approximately $30,000 in marketing and selling expenses of our parent company. The decrease during the six months ended June 30, 2007 was primarily due to a decrease in brand development and promotional expenses as compared to the same period during 2006. These expenses include promotional spending at point of sale along with salaries and commissions of sales personnel. We anticipate that our marketing expenses will continue to decrease for the remainder year fiscal 2007.

         * a decrease of approximately $1,282,000 in compensation during the six months ended June 30, 2007 as compared to the same period during 2006. The number of employees was reduced during 2007 primarily due to the sale of our wholly-owned subsidiary, Beverage Network of Maryland, Inc. Additionally, during the same period in 2006, we had a one-time, stock based expense in compensation attributable to shares issued to our executive officers resulting in approximately $1,070,000. There were also decreases in both our parent company and subsidiaries that are reported in discontinued operations. We anticipate that the compensation expense will decrease for the remainder year fiscal 2007.

         * a decrease of approximately $479,000, or 42%, for consulting, financial advisory and public relations firms. The decrease in such expenses is primarily due to the decline in executed agreements utilizing stock based compensation as compared to the same period in 2006. We anticipate that consulting fees will remain relatively constant for the remainder year fiscal 2007.

         * an increase of approximately $70,000, or 43%, in professional fees. This item represents both accounting and legal fees and was attributable to legal fees associated with the Global Beverage Transaction. We project that professional fees will remain at such levels for the remainder year fiscal 2007, unless we engage in capital funding and incur fees attributable to these efforts.

         * an increase of approximately $11,000 in general overhead due to an increase in travel expenses related to capital raising efforts.

Other income/expenses

Interest Expense

Interest expense consists primarily of amortization of debt discount resulting from the issuance of both common stock and common stock purchase warrants as provisions contained within various debt instruments issued by us. The decrease is primarily attributable to a decrease in issuance of shares of common stock for payment deferral and non payment of the principal and accrued interest of notes payable after its maturity date. We only issued 8,889 shares of common stock during the six months ended June 30, 2007 as compared to 11,181 shares of common stock for the comparable period in 2006. We anticipate that our interest expense may increase significantly during the remainder year fiscal 2007 as the Company refinanced its outstanding $3 million senior secured convertible note with the Laurus Master Fund on March 31, 2006. The Company refinancing transaction resulted in the issuance of a $4 million revolving line of credit, a secured convertible promissory note for $2 million, and a $4 million secured non-convertible note. The notes mature March 31, 2009, bear interest subject to the current prime rate, and never less than nine percent per annum. Additionally, we issued 43,750 shares of our common stock to Laurus for prepayment of interest from June 2007 to March 2008 and amounted to $700,000 which will be amortized over the period to interest expense. Although we anticipate an official novation of obligation for the $2 million note to Master Distributors by September 30, 2007, we anticipate interest expense to remain at current levels for the remainder of fiscal 2007; we will need to issue common stock in consideration of payment deferrals on various debt instruments in addition to the interest provisions already existing in various debt instruments.

Derivative Liability Expense

The decrease in derivative liability expenses was attributable to a decrease of approximately $765,000 for original issuance of derivative liabilities associated with convertible notes payable during the six months ended June 30, 2006 for which we did not have a comparable transaction during the six months ended June 30, 2007.

Change in Fair Value of Derivatives

The decrease in the fair value of derivative liabilities during the six months ended June 30, 2007 when compared to the comparable period in 2006 is attributable to a decrease in value of derivatives liabilities between measurement dates resulting from a decline in the fair market value of our common stock.

Other Expense

The decrease in other expenses was primarily attributable to one-time expenses of approximately $861,000 for costs associated with potential acquisitions and a default premium paid to Laurus Master Fund for the repayment of the senior secured loan on March 31, 2006. The default premium was approximately $692,000 during six months ended June 30, 2006, for which there were no comparable expenses during the fiscal 2007 period.

Gain on settlement of accrued expense

An increase of $578,497 from a gain on settlement of accrued expense associated with the early termination of the equity swap agreement with Cogent Capital in May 2007 for which there was no comparable expense during the same period in 2006.

Realized Loss on Subscription Receivable

The realized loss on subscription receivable consists of losses on our investment from Cogent Capital for approximately $1,082,000 during the six months ended June 30, 2007 which resulted from a decline in value of our stock during the period.

Realized Loss - restricted investment

We reported a realized loss of $11,684,062 which was attributable to the sale of our wholly owned subsidiary, Beverage Network of Maryland, Inc., to Global Beverage. As part of the transaction, we received 60,500,000 shares in Global Beverage common stock. We have adopted FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). At the time of issuance, we recorded the cost of the investment at $14,520,000 representing the market value of the shares less a 25% discount for restrictions relating to restricted stocks. We revalued the investment (using the bid and ask prices taking into account the 25% discount for restriction relating to restricted stocks) at June 30, 2007 which resulted in an $11,684,062 decrease in the fair value. It was deemed by management during the six months ended June 30, 2007 that the decline in value is other than temporary and accordingly has recognized the $11,684,062 decrease as realized loss-restricted investments.

Income (loss) from continuing operations

We reported a loss before discontinued operations of $15,178,476 for the six months ended June 30, 2007 as compared to a loss before discontinued operations of $10,017,367 for the six months ended June 30, 2006.

Total Gain (Loss) from discontinued operations

For the six months ended June 30, 2007, we recorded a total gain from discontinued operations of $16,838,201 associated with the discontinuation of our subsidiaries, BNMD, BNHI, BNSF, BNMA, and BNCT and the disposal of our subsidiary, BNMD in February 2007 as compared to a total loss from discontinued operations of $367,527 for the six months ended June 30, 2006. The increase is primarily attributable to the disposal of our subsidiary, BNMD in February 2007. A further discussion of the effects of these discontinued operations is included in Note 19 of the notes to consolidated financial statements (unaudited) appearing elsewhere in this report.

Net Income (Loss)

We reported a net income of $1,624,891 for the six months ended June 30, 2007 as compared to a net loss of $10,384,894 for the six months ended June 30, 2006.

Unrealized Loss on Subscription Receivable

We reported an unrealized loss of $2,110,981 for the six months ended June 30, 2006 against the $15,000,000 subscription receivable resulting from the Cogent transaction as a result of the mark-to-market valuation of this instrument as it is directly attributable the market price of our common stock. We did not have a comparable loss during the six months ended June 30, 2007, due to the restriction of the common shares held in escrow by Cogent until June 2006.

Preferred Stock Dividends

We recorded preferred stock dividends during the six months ended June 30, 2007 and 2006 of $34,834 and $66,626, respectively, which are payable to our Series B Convertible Preferred Stock.

Net Income (Loss) Available to Common Stockholders

We reported a net income available to common stockholders of $1,624,891 for the six months ended June 30, 2007 as compared to a net loss available to common stockholders of $10,451,520 for the six months ended June 30, 2006. This translates to an overall basic per-share income available to shareholders of $10.74 for the six months ended June 30, 2007 compared to basic per-share loss of $118.76 for the six months ended June 30, 2006. This translates to an overall diluted income per-share of $.26 for the six months ended June 30, 2007 compared to diluted per-share loss of $118.76 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2007 was $(490,861) as compared to $(1,850,875) for the six months ended June 30, 2006 and includes the following:

         * A net increase of $12,044,619 in our net income (decrease of $5,161,109 from loss from continuing operations and an increase of $17,205,728 from discontinued operations),

         * A net decrease of $27,930 in depreciation due to disposal of certain fixed assets during 2006.

         * A decrease of $1,697,161 in amortization of deferred fees and consulting that relates to stock based expenses attributable to payment deferral of our notes payable and consulting agreements entered during prior years. The decrease was primarily attributable to decreases in the issuance of shares of common stock for payment deferral and consulting agreements. These agreements provide for the issuance of shares of our common stock as consideration for payment deferral of our notes payable and services,

         *        A decrease of $765,528 in derivative liability expenses.
                  During 2006, we issued a convertible debt related to the Laurus Master Fund refinance that occurred on March 31, 2006 which we have accounted for as a derivative due to its conversion feature. We did not have a comparable transaction during the six months ended June 30, 2007.

         * A decrease of $2,813,098 in amortization of debt discount and fees to interest expense relating to our outstanding debt instruments with the Laurus Master Fund including a $4,000,000 secured non-convertible note and a $2,000,000 secured convertible note; it also includes our Series B Convertible Preferred Stock and convertible term loans. The decrease is attributable to the retirement of the secured convertible note with the Laurus Master Fund in March 2006 and amortized the remaining balance of $1,375,000 in debt discount for the six months ended June 30, 2006 and the amortization of debt discount related to our 12% convertible notes which was fully amortized during 2006,

         * A decrease of $140,616 in amortization of intangibles associated with discontinued operations, which are related to our acquired customer lists. The decrease was due to the impairment loss recognized during 2006 which reduced the monthly amortization basis,

         * A decrease of $1,084,736 in amortization of capital funding costs attributable to our 12% convertible notes which was fully amortized during 2006,

         * A decrease of $285,450 in liquidated damages for the failure of our registration statement on Form SB-2 to be declared effective on a timely basis. The decrease was primarily attributable to the refinancing of our outstanding $3 million senior secured convertible note with the Laurus Master Fund on March 31, 2006. We paid liquidated damages of $1,170,000 with the issuance of $2 million secured convertible loan on March 31, 2006. We anticipate recognizing accrued liquidated damages through the remainder year fiscal 2007,

         * A decrease of stock based loan fees of $494,665 attributable to a decrease in issuance of shares of common stock for non payment of notes payable and debt instruments and to defer payments on certain debt instruments;

         * A decrease in stock based expenses of $1,009,411 during the six months ended June 30, 2007,

         * A decrease of $1,429,052 in the change of the fair value of the derivative liability. This results from the issuance of warrants for services under contract agreements; warrants issued as a provision on certain convertible debt instruments and convertible loans; as well as warrants issued in connection with the Series B preferred shares. The decrease is attributable to a decrease in fair value of derivatives liabilities between measurement dates,

         * A decrease of $40,174 associated with discontinued operations as a loss on the disposition of fixed assets during six months ended June 30, 2006,

         * An increase of $578,497 from a gain on settlement of accrued expense associated with the early termination of the equity swap agreement with Cogent Capital in May 2007.

         * An increase of $1,082,162 from the transfer of the unrealized loss on the subscription receivable associated with the Cogent transaction,

         * An increase of $11,684,062 from the realized loss on restricted investments associated with our Global Beverage common stock received from the sale of our subsidiary, BNMD,

         * An increase of $16,844,821 from gain on disposal of discontinued operations associated with the sale of our subsidiary, BNMD,

         * A decrease of $6,687 in accounts receivable due to a decrease in our net sales,

         * A decrease of $41,922 in inventory from both sales and disposal of expired raw material and finished goods,

         * a decrease of $54,416 in other current and non-current assets, primarily due to prepaid expenses and rental security deposits,

         * A decrease of $168,886 in accounts payable, primarily due to a decline in monthly service agreements requiring cash,

         * An increase of $1,244,800 in accrued expenses and accrued interest, primarily due to the debt of the Laurus Master Fund accruing interest on approximately $7 million for the full six month period for fiscal year 2007, as compared to only three months of the same period in 2006; also attributable is compounding interest on both convertible and non-convertible term notes,

         * A decrease of $230,964 in net assets from discontinued operations,

         * A decrease of $166,652 in net liabilities from discontinued operations,

Net cash provided by investing activities for the six months ended June 30, 2007 was $892,701 as compared to $5,283 for the six months ended June 30, 2006 includes the following:

         * An increase of $892,701 on proceeds received from notes receivable issued to us for the sale of our subsidiary, BNMD to Global Beverage.

         * A decrease of $10,420 from the proceeds included in the disposition of fixed assets and $5,137 from capital expenditures related to discontinued operations.

Net cash provided by (used in) financing activities for the six months ended June 30, 2007 was ($400,011) as compared to $1,883,469 for the six months ended June 30, 2006 and includes the following:

         * A decrease of $4,700,000 from the proceeds of non-related party loans, primarily from the Laurus Master Fund and the convertible term loans,

         * A decrease of $2,736,485 for payment of non-related party loans resulting primarily to the Laurus Master Fund and convertible term loan holders,

         * An decrease in proceeds received and repayments on the revolving line of credit of $2,155,690 and $1,542,711, respectively in connection with the issuance of the $4 million line of credit with Laurus Master fund in March 2006,

         * A decrease of $294,500 in capitalized funding costs. During 2006, we paid $294,500 in connection with the Laurus Master Fund $4,000,000 secured non-convertible note and the $2,000,000 secured convertible note issued in March 2006 and $40,000 in connection with the issuance of a $250,000 note payable in April 2006,

         *        A decrease of $16,639 in the cash overdraft liability,

         * A decrease of $50,000 from the proceeds received from related party loans,

         * A decrease of $50,000 from the repayments of related party loans,

         On September 12, 2005 we received a notice of default under the terms of two secured promissory notes issued by us to investors in the aggregate principal amount of $300,000. These notes were due and payable by us on September 1, 2005. As collateral for these notes Mr. Theodore Farnsworth, our Chairman of the board, pledged 100,000 shares of our common stock owned by him. The note holders are demanding payment of $233,279. In February 2006, we executed an agreement in consideration for 2,500,000 shares of restricted common stock, to defer payments of these note holders until May 10, 2006. In August 2006 we received a notice of final default judgment from these note holders demanding $270,106 of principal and accrued interest. As we have been unable to pay these amounts, the note holders are entitled to foreclose on the collateral at any time. We were unable to satisfy the entire balance due we were unable to satisfy the judgment; the note holders subsequently garnished our bank account in the amount of $45,393. As of August 6, we have utilized $215,000 received from the proceeds of the Global Beverage note as partial satisfaction of the amounts due these note holders. The balance due is $41,266 as of July 31, 2007. The default under this note has created another event of default under the Secured Convertible Term Note due Laurus Master Fund, Ltd. as well as under the unsecured promissory notes in the principal amount of $3,019,500. On June 28, 2006, we received a notice of final default judgment from the principal owner of the Maui Juice Company for failure to pay principal payments under the terms of the Purchase and Sale Agreement for the Maui Juice trademark. The amount in arrears is approximately $86,250 and we are negotiating with the plaintiffs for an alternative payment schedule. The defaults were waived by Laurus Master Fund, L.P. in connection with the restructure of our obligations to them in March 2006. Laurus is currently assisting management in assessing various options for the Company in both operations and capital financing.

         We do not generate sufficient profits to pay our operating expenses. We have historically relied on funds from financing transactions to provide capital to pay our expenses and the terms of these transactions have resulted in significant non-cash expense to us during the six months ended June 30, 2007 and 2006. On May 21, 2007, the Company executed an agreement with Cogent Capital for an early termination of the equity swap transaction agreement. On May 21, 2007, the subscription receivable amounted to $571,973 which was offset against accrued expenses owed to Cogent Capital. The balance of accrued expenses related to this transaction was $1,150,470 before the termination which resulted in a gain on settlement of $578,497. The decrease in subscription receivable for the six months ended June 30, 2007 amounted to $1,082,162 and is reflected as a realized loss in the accompanying consolidated statements of operations. Additionally, we exercised the call option on the 9,868,424 (pre-split) shares of our common stock at $.03 (pre-split) per share which is the fair value of the shares at the date of termination. We recorded treasury stock amounting to $296,053 during the six months ended June 30, 2007.

         At June 30, 2007 we had a working capital deficit of approximately $14.3 million and cash on hand of $3,129. In addition to the foregoing, we have past due obligations and judgments of approximately $900,000. We do not have any firm commitments for raising capital at this time. While we are owed approximately $1.1 million from Global Beverage however, these proceeds will not be sufficient to sustain our operations and pay our obligations. In addition, in connection with our annual report for our fiscal year ending December 31, 2007, our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting; including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls as we do not have the expertise to conduct the necessary evaluation. While we have yet to engage such a consulting firm, we expect the costs associated with the development of the necessary documentation and testing procedures required will be significant.

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

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company has adopted FAS 157 for the six months ended June 30, 2007.

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

         In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("FAS 159"). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. FAS 159 is effective as of the beginning of an entity's fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has adopted FAS 159 for the six months ended June 30, 2007.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer concluded his evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In May 2007, the Company issued 2,250 shares of common stock in accordance with the provisions of a debt instrument as penalties for non-payment of the note. The shares were valued at $12.00; the closing price on the date of grant. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

         In May 2007 the Company issued 1,250 shares of common stock in accordance with the terms of a service agreement. The shares were valued at $12.00; the closing price on the date of grant. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

         In May 2007 the Company issued 1,250 shares of common stock in accordance with the provisions of a debt instrument as penalties for non-payment of the note. The shares were valued at $20.00; the closing price on the date of grant. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

         In June 2007 the Company issued 46,887 shares of common stock as consideration of interest due from May 1, 2007 through May 31, 2008 on certain debt instruments. The shares were valued at $16.00; the closing price on the date of grant. The recipient was an accredited investor and the securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

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



                                               Xstream Beverage Network, Inc.



                                               By: /s/ Ronald Ratner
                                               ---------------------------------
                                               Ronald Ratner, CEO, President,
                                               principal executive officer and
                                               principal financial officer

Dated: August 16, 2007.